Form 10-K
period 1997-12-31
DONNEBROOKE CORP
filed 1998-11-10
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1997


                          Commission file No. 33-25900

                             DONNEBROOKE CORPORATION

           (Name of Small Business Issuer as specified in its Charter)



         Delaware              16910 Dallas Parkway, Suite 100, Dallas, Texas  75248       75-2228820
(State or Other Jurisdiction         (Address of Principal Executive Office,              (IRS Employer
 of incorporation )                      including Zip Code)                              Identification No.)



                                 (972) 248-1922
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:


   Title of each Class                 Name of Each Exchange on which Registered
   -------------------                 -----------------------------------------
        None                                          None

Securities registered Under Section 12(g) of the exchange Act: Common Stock, $0.00001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes     No X


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-(stock is not quoted).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,333,000 shares of Common Stock.

                                     PART I


Item 1. Description of Business.
--------------------------------

 General

Donnebrooke Corporation (the "Company") was incorporated on April 19,1988 under the laws of the State of Delaware. The Company subsequently filed a registration statement under The Securities Act of 1933, as amended, with the Securities and Exchange Commission with respect to a distribution of its common stock to the shareholders of Halter Venture Corporation, its parent. This distribution of the Company's stock became effective February 15, 1989. The Company had not yet engaged in any business operations. The business purpose of the Company was to seek out and obtain an acquisition, merger or outright sale transaction, whereby its shareholders would benefit.

Early in 1989 Albert Ray Allison III and his family purchased control of the Company. During 1989 and 1990 the Company attempted to enter into the business of owning, operating and managing various parcels of real estate and to own, operate and manage shared tenant service operations tailored predominately for the legal profession and related professions. The Company was not successful in initiating these operations. Accordingly, the Company has never had any substantial operations or substantial assets since its inception.

The Company's corporate charter was revoked in 1992 by the State of Delaware for failure to file required franchise tax reports and to pay franchise taxes. On October 16, 1998 Halter Capital Corporation acquired a controlling interest in the Company and the current Board of Directors was appointed by the previous Board of Directors, who then resigned. On October 26, 1998, the corporate charter was revived.

It is the intention of the new management to bring its SEC periodic reporting to date in order that the Company might be potentially attractive to a private business that has interest in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.


Proposed Business

The Company intends to locate and combine with an existing, privately-held company, which is profitable, or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company that may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form that will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

         In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, the Company may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will have been a defendant in a civi1 action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention that puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


Item 2. Description of Property.
--------------------------------

         The Company has no properties.


Item 3.  Legal Proceedings.
---------------------------

         The Company is not a party to any material pending litigation nor is it aware of any threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 1997.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security. As of November 1, 1998, there were 723 holders on record of the Company's common stock, holding a total of 37,333,000 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.
--------------------------------------------------------------------------------

Discussion of Financial Condition


         The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.

             Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $133,000. Accordingly, the Company is dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporation during this phase.

            The Company's independent auditor, S.W. Hatfield & Associates, expressed, in its opinion on the Company's audited financial statements, doubt about the Company's ability to continue as a going concern. Reference is made to Note A to the financial statements of the Company included elsewhere in this report.


Plan of Business

         General. The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company that may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form that will result in the combined enterprise's becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, the Company may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

         (1) will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (3) will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 7. Financial Statements.
-----------------------------


                                                                          Page

Report of Independent Certified Public Accountants                         F-1

Balance Sheets as of September 30, 1998,
       December 31, 1997 and 1996                                          F-2

Statements of  Operations                                                  F-3
       for the nine months ended  September 30, 1998
       and the years ended December 31, 1997 and 1996 and for the period April 19, 1988 (date of inception) to September 30, 1998

Statement of Changes in Shareholder's Equity                               F-4
       for the period from April 19, 1988
       (date of inception) to September 30, 1998

Statements of Cash Flows                                                   F-6
       for the nine months ended September 30, 1998
       and the years ended December 31, 1997 and 1996 and for the period April 19, 1988 (date of Inception) to September 30, 1998

Notes to Financial Statement                                               F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
--------------------------------------------------------------------------------

         The former auditor of the Company had no disagreement with the Company with respect to accounting and financial disclosure matters. A current report on Form 8-K relating to the change in independent accountants by the Company is to be filed in the near future.






                                    PART III


Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

The following table sets forth the officers and directors of the Company.


Name                        Position                                       Age
----                        --------                                       ---

Kevin B. Halter             President, Treasurer and Director               63
Kevin B. Halter, Jr.        Vice President, Secretary and Director          38

Set forth below is a description of the backgrounds of each of the officers and directors of the Company.


Kevin B. Halter has served as President, Treasurer and Chief Executive Officer of the Company since October 16, 1998. Mr. Halter has served as President, Chief Executive Officer and Chairman of the Board of Millennia, Inc. since June 1994. He also served as Vice Chairman of the Board of Millennia, Inc. from January 1994 until June 1994. In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately-held investment and consulting company, since 1987, and as its President since June 1995. Mr. Halter is the father of Kevin B. Halter, Jr.

Kevin B. Halter, Jr. has served as Vice President and Secretary of the Company since October 16, 1998. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. since January 1994. He is also President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter has served as Vice President and Secretary of Halter Capital Corporation since 1987. Mr. Halter is the son of Kevin B. Halter.


Item 10. Executive Compensation.
--------------------------------

         The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of November 1, 1998.

Name and Address           Number of Shares          Percentage of Ownership

Kevin B. Halter                603,968                        1.6 %
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

Kevin B. Halter, Jr.            67,356                (less than 1%)
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

Halter Capital Corporation      19,490,735(A)                  52 %
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

All officers and directors as
a group (2 persons)            671,324                        1.8 %

--------------------------------------------------------------------------------
(A) Kevin B. Halter and Kevin B. Halter, Jr. serve as directors and officers of Halter Capital Corporation and as a result may each be deemed to be the beneficial owner of the 19,490,735 shares beneficially owned by Halter Capital Corporation. However, pursuant to Rule 16a-3 promulgated under the Exchange Act, they expressly disclaim that they are the beneficial owners, for the purpose of
Section 16 of the Exchange Act, of any such stock, other than those shares in which they have an economic interest.


Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

The Company's Vice President, Kevin B. Halter, Jr., has agreed to provide funds not exceeding $5000 to the Company to cover the Company's expenses relating to its SEC periodic reporting and other minor corporate expenses.


Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits

         None.


Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1997. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent accountants in the near future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10,1998


DONNEBROOKE CORPORATION


By: /s/  Kevin B. Halter
    -------------------------------
         Kevin B. Halter, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





By: /s/ Kevin B. Halter                                    November 10, 1998
    --------------------------------------------
        Kevin B. Halter, President,
       (Chief Executive Officer,
       Principal Financial Officer) and Director



By: /s/ Kevin B. Halter, Jr.                               November 10, 1998
    --------------------------------------------
Kevin B. Halter, Jr., Vice President,
Secretary and Director





Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

         As of the date of this Annual Report on Form 10-K, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members:   American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Donnebrooke Corporation

We have audited the accompanying balance sheets of Donnebrooke Corporation (a Delaware corporation and a development stage company) as of September 30, 1998 and December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the nine months and each of the two years then ended, respectively, and for the period from April 19, 1988 (date of inception) through September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donnebrooke Corporation (a development stage company) as of September 30, 1998, December 31, 1997 and 1996, and the results of its operations and its cash flows for the nine months and each of the two years then ended, respectively, and for the period from April 19, 1988 (date of inception) through September 30, 1998, 1998, in conformity with generally accepted accounting principles.



                                            /s/  S. W. HATFIELD + ASSOCIATES
                                            --------------------------------
                                                 S. W. HATFIELD + ASSOCIATES
Dallas, Texas
October 22, 1998




                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                             DONNEBROOKE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                 September 30, 1998, December 31, 1997 and 1996


                                        September 30, December 31, December 31,
                                            1998         1997         1996

ASSETS                                    $    --      $    --      $    --
                                          =========    =========    =========


LIABILITIES                               $    --      $    --      $    --
                                          ---------    ---------    ---------


STOCKHOLDERS' EQUITY
  Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                    --           --           --
   Common stock - $0.00001 par value
     1,000,000,000 shares authorized
     37,333,000 issued and outstanding          373          373          373
   Additional paid-in capital               132,217      132,217      132,217
   Deficit accumulated during
     the development stage                 (132,590)    (132,590)    (132,590)
                                          ---------    ---------    ---------

       Total stockholders' equity              --           --           --
                                          ---------    ---------    ---------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $    --      $    --      $    --
                                          =========    =========    =========


The accompanying notes are an integral part of these financial statements.



                             DONNEBROOKE CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                    Nine months ended September 30, 1998 and
                        Years ended December 31, 1997 and 1996 and
    Period from April 19, 1988 (date of inception) through September 30, 1998


                                                                                 Period from
                                                                                April 19, 1988
                                        Nine months                            (date of inception)
                                          ended       Year ended    Year ended      through
                                       September 30,  December 31, December 31,  September 30,
                                           1998          1997         1996           1998
                                       ----------------------------------------------------------

Revenues
   Real estate management fees           $     --     $     --     $     --     $     41,253
                                         ----------   ----------   ----------   ------------

Expenses
   General and administrative                  --           --           --           45,685
   Amortization of organization costs          --           --           --            1,208
                                         ----------   ----------   ----------   ------------

     Total expenses                            --           --           --           46,893
                                         ----------   ----------   ----------   ------------


Loss from operations                           --           --           --           (5,640)

Other expenses
   Loss on abandonment of fixed assets         --           --           --         (126,950)
                                         ----------   ----------   ----------   ------------

NET LOSS                                 $     --     $     --     $     --     $   (132,590)
                                         ==========   ==========   ==========   ============


Net loss per weighted-average
   share of common stock
   outstanding                           nil          nil          nil                   nil
                                         ==========   ==========   ==========   ============
Weighted-average number
   of shares of common
   stock outstanding                     37,333,000   37,333,000   37,333,000     36,531,629
                                         ==========   ==========   ==========   ============



The accompanying notes are an integral part of these financial statements.




                             DONNEBROOKE CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    Period from April 19, 1988 (date of inception) through September 30, 1998


                                                                                    Deficit
                                                                                  accumulated
                                                                    Additional     during the
                                             Common Stock             paid-in     development
                                         Shares          Amount       capital        stage         Total
                                      ---------------------------------------------------------------------

Issuance of stock at formation
   on April 19, 1988                   16,000,000    $       160   $         -    $     --      $       160

Capital contributed to
  support development                        --             --           1,700          --            1,700

Net loss for the period                      --             --            --          (1,728)        (1,728)
                                      -----------    -----------   -----------   -----------    -----------

Balances at
   December 31, 1988                   16,000,000            160         1,700        (1,728)           132

Shares issued during
   the year                            21,333,000            213       130,517          --          130,730

Shares issued into
   escrow pending
   acquisition of
   real estate                         17,303,000           --            --            --             --

Net loss for the year                        --             --            --          (5,520)        (5,520)
                                      -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1989                    54,636,000            373       132,217        (7,248)       125,342

Return of shares to
   unissued status due
   to non-performance
   by the selling parties             (17,303,000)          --            --            --             --

Net loss for the year                        --             --            --        (124,633)      (124,633)
                                      -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1990                    37,333,000            373       132,217      (131,881)           709

Net loss for the year                        --             --            --            (242)          (242)
                                      -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1991                    37,333,000    $       373   $   132,217   $  (132,123)   $       467
                                      ===========    ===========   ===========   ===========    ===========




                                  - Continued -



The accompanying notes are an integral part of these financial statements.




                             DONNEBROOKE CORPORATION
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                 Period from April 19, 1988 (date of inception)
                           through September 30, 1998


                                                                    Deficit
                                                                  accumulated
                                                     Additional    during the
                               Common Stock            paid-in    development
                            Shares      Amount         capital       stage         Total
                          ----------------------------------------------------------------

Balances at
  December 31, 1991       37,333,000   $      373   $  132,217   $ (132,123)   $      467

Net loss for the year           --           --           --           (242)         (242)
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1992      37,333,000          373      132,217     (132,365)          225

Net loss for the year           --           --           --           (221)         (221)
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1993      37,333,000          373      132,217     (132,586)            4

Net loss for the year           --           --           --             (4)           (4)
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1994      37,333,000          373      132,217     (132,590)         --

Net loss for the year           --           --           --           --            --
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1995      37,333,000          373      132,217     (132,590)         --

Net loss for the year           --           --           --           --            --
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1996      37,333,000          373      132,217     (132,590)         --

Net loss for the year           --           --           --           --            --
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1997      37,333,000          373      132,217     (132,590)         --

Net loss for the period         --           --           --           --            --
                          ----------   ----------   ----------   ----------    ----------

Balances at
   September 30, 1998     37,333,000   $      373   $  132,217   $ (132,590)   $     --
                          ==========   ==========   ==========   ==========    ==========





The accompanying notes are an integral part of these financial statements.




                             DONNEBROOKE CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                    Nine months ended September 30, 1998 and
                   Years ended December 31, 1997 and 1996 and
    Period from April 19, 1988 (date of inception) through September 30, 1998

                                                                                 Period from
                                                                                 April 19, 1988
                                          Nine months                           (date of inception)
                                            ended      Year ended   Year ended    through
                                         September 30, December 31, December 31,  September 30,
                                            1998        1997        1996              1998
                                         ----------------------------------------------------------
Cash Flows from Operating Activities
Net loss for the period                      $--         $--         $--         $(132,590)
Adjustments to reconcile net loss
   to net cash provided by operating
   activities
     Loss on abandonment of fixed assets      --          --          --           126,950
     Amortization of organization costs       --          --          --             1,208
     Payment of organization costs            --          --          --            (1,208)
                                             ----        ----        ----        ---------

Net cash used in operating activities         --          --          --            (5,640)
                                             ----        ----        ----        ---------

Cash Flows from Investing Activities          --          --          --             --
                                             ----        ----        ----        ---------

Cash Flows from Financing Activities
Issuance of common stock                      --          --          --             3,940
Capital contributed to support development    --          --          --             1,700
                                             ----        ----        ----        ---------

Net cash used in financing activities         --          --          --             5,640
                                             ----        ----        ----        ---------

Increase in Cash                              --          --          --             --

Cash at beginning of period                   --          --          --             --
                                             ----        ----        ----        ---------

Cash at end of period                        $--         $--         $--         $   --
                                             ====        ====        ====        =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period            $--         $--         $--         $   --
                                             ====        ====        ====        =========
     Income taxes paid for the period        $--         $--         $--         $   --
                                             ====        ====        ====        =========

Supplemental Disclosure of
   Non-cash Investing and
   Financing Activities
     Common stock exchanged for
       office furniture and equipment        $--         $--         $--         $ 126,950
                                             ====        ====        ====        =========




The accompanying notes are an integral part of these financial statements.

                             DONNEBROOKE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - Organization and Description of Business

Donnebrooke Corporation (Company) was incorporated on April 19, 1988 as Alluristics, Inc. under the laws of the State of Delaware. During 1989 and 1990, the Company attempted to enter the business of owning, operating and managing various parcels of real estate and to own, operate and manage shared tenant service operations tailored predominately for the legal profession and related professionals. The Company was unsuccessful in initiating these operations.

Accordingly, the Company has had no substantial operations or substantial assets since inception. The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit. The Company is not engaged in any negotiations and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $132,590. Accordingly, the Company is fully dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Organization costs
     -------------------

     Organization costs were amortized using the straight-line basis.

3.   Income taxes
     ------------

     The Company files its own separate federal income tax return and uses the asset and liability method of accounting for income taxes. Due to a September 30, 1998 change in control involving in excess of 50.0% of the outstanding common stock of the Company, the Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

                             DONNEBROOKE CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - Summary of Significant Accounting Policies - Continued

4.   Loss per share
     --------------

     Loss per share is computed by dividing the annual net loss by the composite weighted-average number of shares of common stock outstanding during the year. As of September 30, 1998, December 31, 1997 and 1996, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


NOTE C - Related Party Transactions


For the period April 19, 1988 (date of inception) through December 31, 1988, Halter Venture Corporation, the Company's initial former controlling shareholder, provided office space and management services to the Company for an aggregate fee of $1,700.