Form 10-K/A
period 1997-12-31
DONNEBROOKE CORP
filed 1998-11-25
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-K/A


                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1997


                          Commission file No. 33-25900

                             DONNEBROOKE CORPORATION

           (Name of Small Business Issuer as specified in its Charter)



  Delaware          16910 Dallas Parkway, Suite 100, Dallas, Texas 75248      75-2228820
(State or Other        (Address of Principal Executive Office,                (IRS Employer
 Jurisdiction              including Zip Code)                                 Identification No.)
 of incorporation)



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
 Yes     No X
     ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-(stock is not quoted).

As of November 20, 1998 the issuer had 37,333,000 shares of common stock issued and outstanding.

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

Item 7. Financial Statements.
-----------------------------


                                                                           Page
                                                                           ----

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of November 20, 1998.

Name and Address               Number of Shares          Percentage of Ownership

Kevin B. Halter                     603,968                       1.6 %
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

Kevin B. Halter, Jr.                 67,356              (less than 1 %)
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

Halter Capital Corporation       19,490,735(A)                     52 %
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

All officers and directors as
a group (2 persons)                 671,324                       1.8 %

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


Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits

         None

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1997. The Company filed a Current Report on Form 8-K on November 25, 1998 with respect to a change in the Company's independent accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24,1998


DONNEBROOKE CORPORATION


By:  Kevin B. Halter
     --------------------------
     Kevin B. Halter, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





By:  /s/  Kevin B. Halter                             November 24, 1998
-----------------------------------------
    Kevin B. Halter, President,
    (Chief Executive Officer,
    Principal Financial Officer) and Director



By:  /s/  Kevin B. Halter, Jr.                        November 24, 1998
-----------------------------------------
     Kevin B. Halter, Jr., Vice President,
     Secretary and Director





Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

         As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

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




                                                     S. W. HATFIELD + ASSOCIATES
Dallas, Texas
October 26, 1998



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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                             DONNEBROOKE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                 September 30, 1998, December 31, 1997 and 1996


                                                      September 30,  December 31,   December 31,
                                                          1998           1997           1996
                                                      -------------  ------------   ------------


ASSETS                                                 $    --        $    --        $    --
                                                       =========      =========      =========


LIABILITIES                                            $    --        $    --        $    --
                                                       ---------      ---------      ---------


STOCKHOLDERS' EQUITY
     Preferred stock - $0.00001 par value.
     10,000,000 shares authorized; none
     issued and outstanding                                 --             --             --
   Common stock - $0.00001 par value.
     1,000,000,000 shares authorized
     37,333,000 issued and outstanding                       373            373            373
   Additional paid-in capital                            132,217        132,217        132,217
   Deficit accumulated during
     the development stage                              (132,590)      (132,590)      (132,590)
                                                       ---------      ---------      ---------

       Total stockholders' equity                           --             --             --
                                                       ---------      ---------      ---------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                $    --        $    --        $    --
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



                                                                                                 Period from
                                                                                                April 19, 1988
                                          Nine months                                          (date of inception)
                                             ended         Year ended         Year ended            through
                                         September 30,     December 31,       December 31,       September 30,
                                             1998             1997              1996                 1998
                                         -------------     -------------      -------------      -------------

Revenues
   Real estate management fees           $     --          $     --           $     --           $     41,253
                                         ----------        ----------         ----------         ------------

Expenses
   General and administrative                  --                --                 --                 45,685
   Amortization of organization costs          --                --                 --                  1,208
                                         ----------        ----------         ----------         ------------

     Total expenses                            --                --                 --                 46,893
                                         ----------        ----------         ----------         ------------


Loss from operations                           --                --                 --                 (5,640)

Other expenses
   Loss on abandonment of fixed assets         --                --                 --               (126,950)
                                         ----------        ----------         ----------         ------------

NET LOSS                                 $     --          $     --           $     --           $   (132,590)
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


                                                                              Deficit
                                                                             accumulated
                                                              Additional      during the
                                         Common Stock           paid-in      development
                                    Shares          Amount      capital       stage         Total
                                 -----------    -----------   -----------   -----------    -----------

Issuance of stock at formation
   on April 19, 1988              16,000,000    $       160   $      --     $      --      $       160

Capital contributed to
  support development                   --             --           1,700          --            1,700

Net loss for the period                 --             --            --          (1,728)        (1,728)
                                 -----------    -----------   -----------   -----------    -----------

Balances at
   December 31, 1988              16,000,000            160         1,700        (1,728)           132

Shares issued during
   the year                       21,333,000            213       130,517          --          130,730

Shares issued into
   escrow pending
   acquisition of
   real estate                    17,303,000           --            --            --             --

Net loss for the year                   --             --            --          (5,520)        (5,520)
                                 -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1989               54,636,000            373       132,217        (7,248)       125,342

Return of shares to
   unissued status due
   to non-performance
   by the selling parties        (17,303,000)          --            --            --             --

Net loss for the year                   --             --            --        (124,633)      (124,633)
                                 -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1990               37,333,000            373       132,217      (131,881)           709

Net loss for the year                   --             --            --            (242)          (242)
                                 -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1991               37,333,000    $       373   $   132,217   $  (132,123)   $       467
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


                                                                   Deficit
                                                                 accumulated
                                                    Additional    during the
                               Common Stock           paid-in     development
                           Shares        Amount       capital       stage         Total
                          ----------   ----------   ----------   ----------    ----------

Balances at
  December 31, 1991       37,333,000   $      373   $  132,217   $ (132,123)   $      467

Net loss for the year           --           --           --           (242)         (242)
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1992      37,333,000          373      132,217     (132,365)          225

Net loss for the year           --           --           --           (221)         (221)
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1993      37,333,000          373      132,217     (132,586)            4

Net loss for the year           --           --           --             (4)           (4)
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1994      37,333,000          373      132,217     (132,590)         --

Net loss for the year           --           --           --           --            --
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1995      37,333,000          373      132,217     (132,590)         --

Net loss for the year           --           --           --           --            --
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1996      37,333,000          373      132,217     (132,590)         --

Net loss for the year           --           --           --           --            --
                          ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1997      37,333,000          373      132,217     (132,590)         --

Net loss for the period         --           --           --           --            --
                          ----------   ----------   ----------   ----------    ----------

Balances at
   September 30, 1998     37,333,000   $      373   $  132,217   $ (132,590)   $     --
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

                                                                                       Period from
                                                                                       April 19, 1988
                                            Nine months                              (date of inception)
                                               ended       Year ended    Year ended      through
                                            September 30,  December 31,  December 31,  September 30,
                                               1998           1997          1996          1998
                                           -------------  -------------  ------------- -------------

Cash Flows from Operating Activities
Net loss for the period                      $ --           $ --          $ --          $(132,590)
Adjustments to reconcile net loss
   to net cash provided by operating
   activities
     Loss on abandonment of fixed assets       --             --            --            126,950
     Amortization of organization costs        --             --            --              1,208
     Payment of organization costs             --             --            --             (1,208)
                                             ------         ------        ------        ---------

Net cash used in operating activities          --             --            --             (5,640)
                                             ------         ------        ------        ---------

Cash Flows from Investing Activities           --             --            --              --
                                             ------         ------        ------        ---------

Cash Flows from Financing Activities
Issuance of common stock                       --             --            --              3,940
Capital contributed to support development     --             --            --              1,700
                                             ------         ------        ------        ---------

Net cash used in financing activities          --             --            --              5,640
                                             ------         ------        ------        ---------

Increase in Cash                               --             --            --              --

Cash at beginning of period                    --             --            --              --
                                             ------         ------        ------        ---------

Cash at end of period                        $ --           $ --          $ --          $    --
                                             ======         ======        ======        =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period            $ --           $   --        $ --           $    --
                                             ======         ======        ======         =========
     Income taxes paid for the period        $ --             $ --          $ --         $      --
                                             ======         ======        ======         =========

Supplemental Disclosure of
   Non-cash Investing and
   Financing Activities
     Common stock exchanged for
       office furniture and equipment        $ --           $ --          $ --           $ 126,950
                                             ======         ======        ======         =========



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

2.   Organization costs
     ------------------

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