Form 10-K
period 1996-12-31
DONNEBROOKE CORP
filed 1998-12-04
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1996

                          Commission File No. 33-25900

                             DONNEBROOKE CORPORATION

           (Name of Small Business Issuer as specified in its Charter)


Delaware                          16910 Dallas Parkway, Suite 100, Dallas, Texas  75248        75-2228820
(State or Other Jurisdiction      (Address of Principal Executive Office,                     (IRS Employer
 of incorporation)                    including Zip Code)                                      Identification No.)





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

As of December 1, 1998 the issuer had 37,333,000 shares of common stock issued and outstanding.

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

Combination Suitability Standards

         In its pursuit for a combination partner, the Company's management intends to consider only combination candidates, which are profitable, or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, the Company may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 1996..



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security. As of December 1, 1998, there were 723 holders on record of the Company's common stock, holding a total of 37,333,000 shares.

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

Item 7. Financial Statements.
-----------------------------


                                                                                Page


Report of Independent Certified Public Accountants                              F-1

Balance Sheets as of  December 31, 1996 and 1995                                F-2

Statements of Operations                                                        F-3
   for the years ended December 31, 1996 and 1995 and for the period
   April 19, 1988 (date of inception) to December 31, 1996

Statement of Changes in Shareholder's Equity                                    F-4
   for the period from April 19, 1988
   (date of inception) to December 30, 1996

Statements of Cash Flows                                                        F-6
   for the years ended  December  31, 1996 and 1995 and for the period  April 19, 1988 (date of  Inception)  to December 31,
   1996

Notes to Financial Statement                                                    F-7







Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
--------------------------------------------------------------------------------


Prior to the change of control on October 16, 1998, the last year for which the Registrant had audited financial statements was for the period ended December 31, 1989. The independent certified public accounting firm of Sellers, Mitchell & Tinsley, P.C. of Houston, Texas issued its unqualified opinion on these financial statements on April 13, 1990. This independent certified public accounting firm also issued a compilation report under the standards established by the American Institute of Certified Public Accountants on the financial statements contained in the Registrant's Form 10-Q as of May 1, 1990. This independent certified public accounting firm performed no procedures of any type on the Registrant's financial statements subsequent to May 1, 1990.

As of the date of this Form 10-K, the independent certified public accounting firm of Sellers, Mitchell & Tinsley, P.C. is not licensed by the Texas State Board of Accountancy as an operating unit and, therefore, cannot be contacted for any matters related to the Registrant.

The Registrant made no required periodic filings covering the periods from April 1, 1990 through December 31, 1997.

In order to comply with the appropriate reporting requirements of the Securities Exchange Act of 1934, subsequent to the change of control discussed above, the Registrant's Board of Directors engaged the independent certified public accounting firm of S. W. Hatfield + Associates, Dallas, Texas, effective October 16, 1998.

During the fiscal years ended December 31, 1995 and 1996, there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any other reportable events.



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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of December 1, 1998.

Name and Address           Number of Shares          Percentage of Ownership

Kevin B. Halter                  603,968                     1.6%
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

Kevin B. Halter, Jr.              67,356                  (less than 1%)
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

Halter Capital Corporation    19,490,735(A)                  52%
16910 Dallas Parkway
Suite 100
Dallas, Texas 75248

All officers and directors as
a group (2 persons)               671,324                    1.8%

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

Exhibits:        None

Reports on Form 8-K :          None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 3,1998


DONNEBROOKE CORPORATION


By: /s/ Kevin B. Halter
    ------------------------------
        Kevin B. Halter, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ Kevin B. Halter                             December 3, 1998
    -----------------------------------------
    Kevin B. Halter, President,
    (Chief Executive Officer,
    Principal Financial Officer) and Director


    /s/ Kevin B. Halter, Jr.                        December 3, 1998
    -----------------------------------------
    Kevin B. Halter, Jr., Vice President,
    Secretary and Director

                                                     DONNEBROOKE
                                                    CORPORATION
                                           (a development stage company)

                                              Financial Statements
                                                        and
                                                  Auditor's Report

                                             December 31, 1996 and 1995















                           S. W. HATFIELD + ASSOCIATES
                          certified public accountants

                      Use our past to assist your future sm

                             DONNEBROOKE CORPORATION

                                    CONTENTS




                                                                           Page
                                                                           ----


Report of Independent Certified Public Accountants                          F-1

Financial Statements

   Balance Sheets as of December 31, 1996 and 1995                          F-2

   Statements of Operations                                                 F-3
     for the years ended December 31, 1996 and 1995 and for the period April 19, 1988 (date of inception) to December 31, 1996

   Statement of Changes in Stockholders' Equity                             F-4
     for the period from April 19, 1998 (date of inception) to December 31, 1996

   Statements of Cash Flows                                                 F-6
     for the years ended December 31, 1996 and 1995 and for the period April 19, 1988 (date of inception) to December 31, 1996

   Notes to Financial Statements                                            F-7

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members:   American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Donnebrooke Corporation

We have audited the accompanying balance sheets of Donnebrooke Corporation (a Delaware corporation and a development stage company) as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended, respectively, and for the period from April 19, 1988 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donnebrooke Corporation (a development stage company) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years then ended, respectively, and for the period from April 19, 1988 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.




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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                             DONNEBROOKE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                1996         1995
                                                             ---------    ---------


ASSETS                                                       $    --      $    --
                                                             =========    =========


LIABILITIES                                                  $    --      $    --
                                                             ---------    ---------


STOCKHOLDERS' EQUITY Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                                       --           --
   Common stock - $0.00001 par value
     1,000,000,000 shares authorized
     37,333,000 issued and outstanding                             373          373
   Additional paid-in capital                                  132,217      132,217
   Deficit accumulated during
     the development stage                                    (132,590)    (132,590)
                                                             ---------    ---------

       Total stockholders' equity                                 --           --
                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    --      $    --
                                                             =========    =========


The accompanying notes are an integral part of these financial statements.



                             DONNEBROOKE CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                   Years ended December 31, 1996 and 1995 and
    Period from April 19, 1988 (date of inception) through December 31, 1996


                                                                           Period from
                                                                          April 19, 1988
                                                                       (date of inception)
                                         Year ended     Year ended         through
                                         December 31,   December 31,      December 31,
                                            1996          1995                1996
                                         ----------     ----------        ------------

Revenues
   Real estate management fees           $     --       $     --          $     41,253
                                         ----------     ----------        ------------

Expenses
   General and administrative                  --             --                45,685
   Amortization of organization costs          --             --                 1,208
                                         ----------     ----------        ------------

     Total expenses                            --             --                46,893
                                         ----------     ----------        ------------


Loss from operations                           --             --                (5,640)

Other expenses
   Loss on abandonment of fixed assets         --             --              (126,950)
                                         ----------     ----------        ------------

NET LOSS                                 $     --       $     --          $   (132,590)
                                         ==========     ==========        ============


Net loss per weighted-average
   share of common stock
   outstanding                                  nil            nil                 nil
                                                ===            ===                 ===
Weighted-average number
   of shares of common
   stock outstanding                     37,333,000     37,333,000          36,531,629
                                         ==========     ==========        ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-3



                             DONNEBROOKE CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    Period from April 19, 1988 (date of inception) through December 31, 1996


                                                                              Deficit
                                                                             accumulated
                                                               Additional     during the
                                       Common Stock             paid-in      development
                                   Shares         Amount       capital          stage         Total
                                 -----------    -----------   -----------   ------------   -----------

Issuance of stock at formation
   on April 19, 1988              16,000,000    $       160   $      --     $      --      $       160

Capital contributed to
  support development                   --             --           1,700          --            1,700

Net loss for the period                 --             --            --          (1,728)        (1,728)
                                 -----------    -----------   -----------   -----------    -----------
Balances at
   December 31, 1988              16,000,000            160         1,700        (1,728)           132

Shares issued during
   the year                       21,333,000            213       130,517          --          130,730

Shares issued into
   escrow pending
   acquisition of
   real estate                    17,303,000           --            --            --             --

Net loss for the year                   --             --            --          (5,520)        (5,520)
                                 -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1989               54,636,000            373       132,217        (7,248)       125,342

Return of shares to
   unissued status due
   to non-performance
   by the selling parties        (17,303,000)          --            --            --             --

Net loss for the year                   --             --            --        (124,633)      (124,633)
                                 -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1990               37,333,000            373       132,217      (131,881)           709

Net loss for the year                   --             --            --            (242)          (242)
                                 -----------    -----------   -----------   -----------    -----------

Balances at
  December 31, 1991               37,333,000    $       373   $   132,217   $  (132,123)   $       467
                                 ===========    ===========   ===========   ===========    ===========


                                  - Continued -




The accompanying notes are an integral part of these financial statements.
                                                                             F-4




                             DONNEBROOKE CORPORATION
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
    Period from April 19, 1988 (date of inception) through December 31, 1996


                                                                 Deficit
                                                               accumulated
                                                  Additional    during the
                               Common Stock        paid-in      development
                           Shares      Amount      capital        stage         Total
                        ----------   ----------   ----------   ------------  ----------

Balances at
  December 31, 1991     37,333,000   $      373   $  132,217   $ (132,123)   $      467

Net loss for the year         --           --           --           (242)         (242)
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1992    37,333,000          373      132,217     (132,365)          225

Net loss for the year         --           --           --           (221)         (221)
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1993    37,333,000          373      132,217     (132,586)            4

Net loss for the year         --           --           --             (4)           (4)
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1994    37,333,000          373      132,217     (132,590)         --

Net loss for the year         --           --           --           --            --
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1995    37,333,000          373      132,217     (132,590)         --

Net loss for the year         --           --           --           --            --
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1996    37,333,000   $      373   $  132,217   $ (132,590)   $     --
                        ==========   ==========   ==========   ==========    ==========





The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                             DONNEBROOKE CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1996 and 1995 and
    Period from April 19, 1988 (date of inception) through December 31, 1996

                                                                           Period from
                                                                            April 19, 1988
                                                                         (date of inception)
                                          Year ended    Year ended            through
                                          December 31,   December 31,         December 31,
                                             1997          1996                 1998
                                          ------------  -------------    -------------------

Cash Flows from Operating Activities
Net loss for the period                      $ --            $ --            $(132,590)
Adjustments to reconcile net loss
   to net cash provided by operating
   activities
     Loss on abandonment of fixed assets       --              --              126,950
     Amortization of organization costs        --              --                1,208
     Payment of organization costs             --              --               (1,208)
                                             ------          ------          ---------

Net cash used in operating activities          --              --               (5,640)
                                             ------          ------          ---------

Cash Flows from Investing Activities           --              --                --
                                             ------          ------          ---------

Cash Flows from Financing Activities
Issuance of common stock                       --              --                3,940
Capital contributed to support development     --              --                1,700
                                             ------          ------          ---------

Net cash used in financing activities          --              --                5,640
                                             ------          ------          ---------

Increase in Cash                               --              --                 --

Cash at beginning of period                    --              --                 --
                                             ------          ------          ---------

Cash at end of period                        $ --            $ --            $    --
                                             ======          ======          =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period            $ --            $ --            $    --
                                             ======          ======          =========
     Income taxes paid for the period        $ --            $ --            $    --
                                             ======          ======          =========

Supplemental Disclosure of
   Non-cash Investing and
   Financing Activities
     Common stock exchanged for
       office furniture and equipment        $ --            $ --            $ 126,950
                                             ======          ======          =========


The accompanying notes are an integral part of these financial statements.
                                                                             F-6

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

                             DONNEBROOKE CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - Summary of Significant Accounting Policies - Continued

4.   Loss per share
     --------------

     Loss per share is computed by dividing the annual net loss by the composite weighted-average number of shares of common stock outstanding during the year. As of December 31, 1996 and 1995, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


NOTE C - Related Party Transactions

For the period April 19, 1988 (date of inception) through December 31, 1988, Halter Venture Corporation, the Company's initial former controlling shareholder, provided office space and management services to the Company for an aggregate fee of $1,700.