Form 10-Q
period 1997-03-31
DONNEBROOKE CORP
filed 1998-12-07
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


                                   (Mark one)
         XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 --------------
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
                                      1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 33-25900

                             DONNEBROOKE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                             75-2228820
(State or other jurisdiction of                         (IRS Employer ID Number)
incorporation or organization)

                   16910 Dallas Parkway, Suite 100, Dallas TX
                 75248 (Address of principal executive offices,
                               including zip code)

                                 (972) 248-1922
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 1, 1998: 37,333,000

                             DONNEBROOKE CORPORATION
                        (a development stage enterprise)

                 Form 10-Q for the Quarter ended March 31, 1997

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis or Plan of Operation          7

  Item 3 - Quantative and Qualitative Disclosures About Market Risk           7


Part II - Other Information

  Item 1 - Legal Proceedings                                                  8

  Item 2 - Changes in Securities and Use of Proceeds                          8

  Item 3 - Defaults Upon Senior Securities                                    8

  Item 4 - Submission of Matters to a Vote of Security Holders                8

  Item 5 - Other Information                                                  8

  Item 6 - Exhibits and Reports on Form 8-K                                   8


Signatures                                                                    9

Part 1 - Item 1
Financial Statements



                             Donnebrooke Corporation
                        (a development stage enterprise)

                                 Balance Sheets

                                                             (Unaudited)         (Audited)
                                                              March 31,         December 31,
                                                                1997              1996
                                                            ---------------    ---------------

Assets                                                      $          --      $          --
                                                            ===============    ===============


Liabilities                                                            --                 --
                                                            ---------------    ---------------

Stockholders' Equity
   Preferred stock - $0.00001 par value 10,000,000
     shares authorized.  No shares issued and outstanding              --                 --
   Common stock - $0.00001 par value 1,000,000,000
     shares authorized.  37,333,000 shares issued and
     outstanding                                                        373                373
   Additional paid-in capital                                       132,217            132,217
   Deficit accumulated during
     the development stage                                         (132,590)          (132,590)
                                                            ---------------    ---------------

       Total stockholders' equity                                      --                 --
                                                            ---------------    ---------------

Total Liabilities and Stockholders' Equity                  $          --      $          --
                                                            ===============    ===============










The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                                                (Unaudited)       (Unaudited)
                                               Three months      Three months
                                                  ended             ended
                                                 March 31,         March 31,
                                                   1997               1996
                                               -----------        -----------

Revenues                                       $      --          $      --
                                               -----------        -----------

Expenses
   General and administrative expenses                --                 --
                                               -----------        -----------

Net Loss                                       $      --          $      --
                                               ===========        ===========


Net loss per weighted-average share
   of common stock outstanding                         nil                nil
                                                       ===                ===

Weighted-average number of
   common stock shares outstanding              37,333,000         37,333,000
                                               ===========        ===========












The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4

                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows

                                                (Unaudited)        (Unaudited)
                                               Three months        Three months
                                                  ended               ended
                                                 March 31,           March 31,
                                                   1997                1996
                                               ------------        ------------
Cash flows from operating activities
   Net loss for the period                        $   --              $   --
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities                                       --                  --
                                                  --------            --------

Net cash used in operating activities                 --                  --
                                                  --------            --------

Cash flows from investing activities                  --                  --
                                                  --------            --------

Cash flows from financing activities                  --                  --
                                                  --------            --------

Increase (decrease) in cash                           --                  --

Cash at beginning of period                           --                  --
                                                  --------            --------

Cash at end of period                             $   --              $   --
                                                  ========            ========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5

                             Donnebrooke Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


Note 1 - Basis of Presentation

During interim periods, Donnebrooke Corporation (Company) follows the accounting policies set forth in its Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10-K as filed with the U. S. Securities and Exchange Commission. The December 31, 1996 balance sheet data was derived from audited financial statements of Donnebrooke Corporation, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report Pursuant to
Section 13 of the Securities Exchange Act of 1934 on Form 10-K when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

(1)  Results of Operations

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $132,590 through the date of this filing.

(2)  Liquidity

The Company is fully dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The necessary operating funds requirements for the Company are minimal due to its dormancy. All necessary funds have been provided by management, controlling shareholders and/or other companies owned or controlled by the controlling shareholders or members of management. These amounts are accounted for as contributions of additional paid-in capital, where material and/or identifiable.

(3)  Capital requirements

The Company has no known capital requirements as of the date of this filing.


Part I - Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant has no items qualifying for this disclosure as of the date of this filing or during the respective periods presented.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   None

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None




                (Remainder of this page left blank intentionally)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        DONNEBROOKE CORPORATION



                                             /s/  Kevin B. Halter
December 7 , 1998                      ----------------------------------------
                                                                Kevin B. Halter
                                            President, Chief Executive Officer,
                                       Principal Financial Officer and Director