Form 10-Q
period 1997-06-30
DONNEBROOKE CORP
filed 1998-12-07
CIK 843494

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

                  For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 1, 1998: 37,333,000

                             DONNEBROOKE CORPORATION
                        (a development stage enterprise)

                 Form 10-QSB for the Quarter ended June 30, 1997

                                Table of Contents


                                                                          Page
                                                                          ----
Part I - Financial Information

  Item 1 - Financial Statements                                             3

  Item 2 - Management's Discussion and Analysis or Plan of Operation        7

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk       7


Part II - Other Information

  Item 1 - Legal Proceedings                                                8

  Item 2 - Changes in Securities and Use of Proceeds                        8

  Item 3 - Defaults Upon Senior Securities                                  8

  Item 4 - Submission of Matters to a Vote of Security Holders              8

  Item 5 - Other Information                                                8

  Item 6 - Exhibits and Reports on Form 8-K                                 8


Signatures                                                                  9

Part 1 - Item 1
Financial Statements



                             Donnebrooke Corporation
                        (a development stage enterprise)

                                 Balance Sheets

                                                            (Unaudited)         (Audited)
                                                               June 30,         December 31,
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
                                                            ===============    ===============







The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Operations


                                (Unaudited)    (Unaudited)   (Unaudited)(Unaudited)
                               Three months   Three months  Six months    Six months
                                  ended          ended         ended         ended
                                 June 30,      June 30,      June 30,      June 30,
                                   1997          1996          1997          1996
                                -----------   -----------   -----------   -----------

Revenues                        $      --     $      --     $      --     $      --
                                -----------   -----------   -----------   -----------

Expenses
   General and
     administrative expenses           --            --            --            --
                                -----------   -----------   -----------   -----------

Net Loss                        $      --     $      --     $      --     $      --
                                ===========   ===========   ===========   ===========


Net loss per weighted-average
   share of common stock
   outstanding                          nil           nil           nil           nil

Weighted-average number
   of common stock shares
   outstanding                   37,333,000    37,333,000    37,333,000    37,333,000
                                ===========   ===========   ===========   ===========













The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows


                                                (Unaudited)        (Unaudited)
                                                 Six months         Six months
                                                  ended               ended
                                                  June 30,            June 30,
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

                                                         DONNEBROOKE CORPORATION




December 7, 1998                                  /s/   Kevin B. Halter
                                            ------------------------------------
                                                                 Kevin B. Halter
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director