Form 10-Q
period 1997-09-30
DONNEBROOKE CORP
filed 1998-12-08
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


                                   (Mark one)
         XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 1, 1998: 37,333,000

                             DONNEBROOKE CORPORATION
                        (a development stage enterprise)

              Form 10-QSB for the Quarter ended September 30, 1997

                                Table of Contents


                                                                           Page
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

Part 1 - Item 1
Financial Statements



                             Donnebrooke Corporation
                        (a development stage enterprise)

                                 Balance Sheets



                                                            (Unaudited)         (Audited)
                                                            September 30,       December 31,
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
                                                            ===============    ===============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3


                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Operations


                                 (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
                               Three months   Three months  Nine months   Nine months
                                  ended          ended         ended         ended
                               September 30,  September 30, September 30, September 30,
                                   1998          1997          1998          1997
                               ------------   -----------   -----------   -----------

Revenues                        $      --     $      --     $      --     $      --
                                -----------   -----------   -----------   -----------

Expenses
   General and
     administrative expenses           --            --            --            --
                                -----------   -----------   -----------   -----------

Net Loss                        $      --     $      --     $      --     $      --
                                ===========   ===========   ===========   ===========


Net loss per weighted-average
   share of common stock
   outstanding                          nil           nil           nil           nil
                                        ===           ===           ===           ===
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
                                ===========   ===========   ===========   ===========







The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4

                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows


                                               (Unaudited)        (Unaudited)
                                                Nine months        Nine months
                                                  ended              ended
                                               September 30,       September 30,
                                                   1998                1997
                                               ------------        ------------
Cash flows from operating activities
   Net loss for the period                        $   --              $   --
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities                                       --                  --
                                                  --------            --------

Net cash used in operating activities                 --                  --
                                                  --------            --------

Cash flows from investing activities                  --                  --
                                                  --------            --------

Cash flows from financing activities                  --                  --
                                                  --------            --------

Increase (decrease) in cash                           --                  --

Cash at beginning of period                           --                  --
                                                  --------            --------

Cash at end of period                             $   --              $   --
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

                                                         DONNEBROOKE CORPORATION




December 8 , 1998                           /s/  Kevin B. Halter
                                            ------------------------------------
                                                                 Kevin B. Halter
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director