Form 10-Q
period 1998-03-31
DONNEBROOKE CORP
filed 1998-12-08
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark one)
    XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 33-25900

                             DONNEBROOKE CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                             75-2228820
-------------------------------                         ------------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 1, 1998: 37,333,000

                             DONNEBROOKE CORPORATION
                        (a development stage enterprise)

                 Form 10-Q for the Quarter ended March 31, 1998

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         7

  Item 3 - Quantative and Qualitative Disclosures About Market Risk          7


Part II - Other Information

  Item 1 - Legal Proceedings                                                 8

  Item 2 - Changes in Securities and Use of Proceeds                         8

  Item 3 - Defaults Upon Senior Securities                                   8

  Item 4 - Submission of Matters to a Vote of Security Holders               8

  Item 5 - Other Information                                                 8

  Item 6 - Exhibits and Reports on Form 8-K                                  8


Signatures                                                                   9

Part 1 - Item 1
Financial Statements



                             Donnebrooke Corporation
                        (a development stage enterprise)

                                 Balance Sheets

                                                            (Unaudited)           (Audited)
                                                             March 31,            December 31,
                                                               1998                 1997
                                                            ---------------    ---------------

Assets                                                      $          --      $          --
                                                            ===============    ===============


Liabilities                                                            --                 --
                                                            ---------------    ---------------

Stockholders' Equity
   Preferred stock - $0.00001 par value 10,000,000
     shares authorized.  No shares issued and outstanding              --                 --
   Common stock - $0.00001 par value 1,000,000,000
     shares authorized. 37,333,000 shares issued and
     outstanding                                                        373                373
   Additional paid-in capital                                       132,217            132,217
   Deficit accumulated during
     the development stage                                         (132,590)          (132,590)
                                                            ---------------    ---------------

       Total stockholders' equity                                      --                 --
                                                            ---------------    ---------------

Total Liabilities and Stockholders' Equity                  $          --      $          --
                                                            ===============    ===============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Operations

                                          (Unaudited)  (Unaudited)
                                         Three months  Three months
                                            ended         ended
                                           March 31,     March 31,
                                             1998         1997
                                         -----------   -----------

Revenues                                 $      --     $      --
                                         -----------   -----------

Expenses
   General and administrative expenses          --            --
                                         -----------   -----------

Net Loss                                 $      --     $      --
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
                                         ===========   ===========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4

                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows

                                                  (Unaudited)        (Unaudited)
                                                 Three months       Three months
                                                    ended              ended
                                                   March 31,          March 31,
                                                     1998               1997
                                                 -----------         -----------


Cash flows from operating activities
   Net loss for the period                        $   --              $   --
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities                                       --                  --
                                                  --------            --------

Net cash used in operating activities                 --                  --
                                                  --------            --------

Cash flows from investing activities                  --                  --
                                                  --------            --------

Cash flows from financing activities                  --                  --
                                                  --------            --------

Increase (decrease) in cash                           --                  --

Cash at beginning of period                           --                  --
                                                  --------            --------

Cash at end of period                             $   --              $   --
                                                  ========            ========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5

                             Donnebrooke Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


Note 1 - Basis of Presentation

During interim periods, Donnebrooke Corporation (Company) follows the accounting policies set forth in its Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10-K as filed with the U. S. Securities and Exchange Commission. The December 31, 1997 balance sheet data was derived from audited financial statements of Donnebrooke Corporation, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report Pursuant to
Section 13 of the Securities Exchange Act of 1934 on Form 10-K when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1998.

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

                                                         DONNEBROOKE CORPORATION




December 8, 1998                                /s/  Kevin B. Halter
                                          --------------------------------------
                                                                 Kevin B. Halter
                                             President, Chief Executive Officer,
                                        Principal Financial Officer and Director