Form 10-Q
period 1998-06-30
DONNEBROOKE CORP
filed 1998-12-08
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark one)
   XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------
             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 1, 1998: 37,333,000

                             DONNEBROOKE CORPORATION
                        (a development stage enterprise)

                 Form 10-QSB for the Quarter ended June 30, 1998

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

Part 1 - Item 1
Financial Statements




                             Donnebrooke Corporation
                        (a development stage enterprise)

                                 Balance Sheets


                                                             (Unaudited)          (Audited)
                                                              June 30,           December 31,
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



                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Operations


                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                Three months  Three months  Six months    Six months
                                  ended          ended         ended         ended
                                 June 30,      June 30,      June 30,      June 30,
                                   1998          1997          1998          1997
                                -----------   -----------   -----------   -----------

Revenues                        $      --     $      --     $      --     $      --
                                -----------   -----------   -----------   -----------

Expenses
   General and
     administrative expenses           --            --            --            --
                                -----------   -----------   -----------   -----------

Net Loss                        $      --     $      --     $      --     $      --
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
                                ===========   ===========   ===========   ===========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4

                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows


                                                (Unaudited)        (Unaudited)
                                                 Six months         Six months
                                                  ended               ended
                                                  June 30,            June 30,
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