Form 10-Q
period 1998-09-30
DONNEBROOKE CORP
filed 1998-12-08
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark one)
    XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------
             EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1998

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 33-25900

                             DONNEBROOKE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                           75-2228820
-------------------------------                          -----------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: December 1, 1998: 37,333,000

                             DONNEBROOKE CORPORATION
                        (a development stage enterprise)

              Form 10-QSB for the Quarter ended September 30, 1998

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

Part 1 - Item 1
Financial Statements



                             Donnebrooke Corporation
                        (a development stage enterprise)


                                                             (Unaudited)        (Audited)
                                                            September 30,      December 31,
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



                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Operations


                                 (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
                                Three months  Three months  Nine months   Nine months
                                   ended         ended         ended         ended
                               September 30, September 30, September 30, September 30,
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
                                ===========   ===========   ===========   ===========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4

                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows


                                                (Unaudited)      (Unaudited)
                                                Nine months      Nine months
                                                   ended            ended
                                                September 30,    September 30,
                                                     1998              1997
                                               --------------   --------------
Cash flows from operating activities
   Net loss for the period                       $   --            $   --
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities                                      --                --
                                                 --------          --------

Net cash used in operating activities                --                --
                                                 --------          --------

Cash flows from investing activities                 --                --
                                                 --------          --------

Cash flows from financing activities                 --                --
                                                 --------          --------

Increase (decrease) in cash                          --                --

Cash at beginning of period                          --                --
                                                 --------          --------

Cash at end of period                            $   --            $   --
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