Form 10-K
period 1998-12-31
DONNEBROOKE CORP
filed 1999-01-20
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

                    [X[ ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1998

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-(stock is not quoted).

As of January 15, 1999 the issuer had 37,333,000 shares of common stock issued and outstanding.

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

It is the intention of the new management to keep its SEC periodic reporting current so that the Company might be potentially attractive to a private business that has an interest in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.


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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 1998.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security. As of January 15, 1999, there were 723 holders on record of the Company's common stock, holding a total of 37,333,000 shares.

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

             Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $151,000. Accordingly, the Company is dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporation during this phase.


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

Item 7. Financial Statements.
-----------------------------


                                                                            Page

Report of Independent Certified Public Accountants                           F-1

Balance Sheets as of  December 31, 1998, 1997 and 1996                       F-2

Statements of Operations                                                     F-3
      for the years ended December 31, 1998, 1997 and 1996 and for the period April 19, 1988 (date of inception) to December 31, 1998

Statement of Changes in Shareholders' Equity                                 F-4
      for the period from April 19, 1988
      (date of inception) to December 30, 1998

Statements of Cash Flows                                                     F-6
      for the years ended December 31, 1998, 1997 and 1996 and for the period April 19, 1988 (date of Inception) to December 31, 1998

Notes to Financial Statement                                                 F-7




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
-----------------------------------------------------------------------

None



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


Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company as of January 15, 1999.

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

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

The Company has had paid on its behalf by management or significant shareholders or has accrued various reorganization and reactivation expenses of approximately $18,200, some of which are payable to an entity related to an officer and controlling shareholder of the Company.


Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Exhibits:    None


Reports on Form 8-K :    None







                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 19,1999


DONNEBROOKE CORPORATION


By: /s/ Kevin B. Halter
    ------------------------------
        Kevin B. Halter, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Kevin B. Halter                                     January 19, 1999
-----------------------------------------
Kevin B. Halter, President,
(Chief Executive Officer,
Principal Financial Officer) and Director


/s/ Kevin B. Halter, Jr.                                January 19, 1999
-----------------------------------------
Kevin B. Halter, Jr., Vice President,
Secretary and Director

                                                          DONNEBROOKE
                                                           CORPORATION
                                                   (a development stage company)

                                                      Financial Statements
                                                              and
                                                        Auditor's Report

                                                           December 31,
                                                       1998, 1997 and 1996




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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Donnebrooke Corporation

We have audited the accompanying balance sheets of Donnebrooke Corporation (a Delaware corporation and a development stage company) as of December 31, 1998, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years then ended, respectively, and for the period from April 19, 1988 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donnebrooke Corporation (a development stage company) as of December 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for each of the three years then ended, respectively, and for the period from April 19, 1988 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.




                                           S. W. HATFIELD + ASSOCIATES
Dallas, Texas
January 18, 1999




                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com




                             DONNEBROOKE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                        December 31, 1998, 1997 and 1996


                                                                1998        1997        1996
                                                             ---------    ---------    ---------


ASSETS                                                       $    --      $    --      $    --
                                                             =========    =========    =========


LIABILITIES
   Due to controlling shareholder                            $  18,217    $    --      $    --
                                                             ---------    ---------    ---------


STOCKHOLDERS' EQUITY Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                                       --           --           --
   Common stock - $0.00001 par value
     1,000,000,000 shares authorized
     37,333,000 issued and outstanding                             373          373          373
   Additional paid-in capital                                  132,217      132,217      132,217
   Deficit accumulated during
     the development stage                                    (150,807)    (132,590)    (132,590)
                                                             ---------    ---------    ---------

       Total stockholders' equity                              (18,217)        --           --
                                                             ---------    ---------    ---------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                      $    --      $    --      $    --
                                                             =========    =========    =========


The accompanying notes are an integral part of these financial statements.



                             DONNEBROOKE CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                       Years ended December 31, 1998, 1997
                and 1996 and Period from April 19, 1988 (date of
                      inception) through December 31, 1998


                                                                                     Period from
                                                                                    April 19, 1988
                                                                                  (date of inception)
                                                                                       through
                                                                                     December 31,
                                                1998          1997          1996         1998
                                           ------------    ----------   ----------   ------------

Revenues
   Real estate management fees             $       --      $     --     $     --     $     41,253
                                           ------------    ----------   ----------   ------------

Expenses
   General and administrative expenses             --            --           --           45,685
   Reorganization and reactivation costs         18,217          --           --           18,217
   Amortization of organization costs              --            --           --            1,208
                                           ------------    ----------   ----------   ------------

     Total expenses                              18,217          --           --           65,110
                                           ------------    ----------   ----------   ------------


Loss from operations                            (18,217)         --           --          (23,857)

Other expenses
   Loss on abandonment of fixed assets             --            --           --         (126,950)
                                           ------------    ----------   ----------   ------------

NET LOSS                                   $    (18,217)   $     --     $     --     $   (150,807)
                                           ============    ==========   ==========   ============


Net loss per weighted-average
   share of common stock
   outstanding                                      nil           nil          nil            nil
                                                    ===           ===          ===            ===
Weighted-average number
   of shares of common
   stock outstanding                         37,333,000    37,333,000   37,333,000     36,550,489
                                           ============    ==========   ==========   ============



The accompanying notes are an integral part of these financial statements.




                             DONNEBROOKE CORPORATION
                          (a development stage company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    Period from April 19, 1988 (date of inception) through December 31, 1998


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




                             DONNEBROOKE CORPORATION
                          (a development stage company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
    Period from April 19, 1988 (date of inception) through December 31, 1998


                                                                 Deficit
                                                                accumulated
                                                   Additional   during the
                             Common Stock           paid-in     development
                          Shares       Amount       capital       stage         Total
                        ----------   ----------   ----------   ------------  ----------

Balances at
  December 31, 1991     37,333,000   $      373   $  132,217   $ (132,123)   $      467

Net loss for the year         --           --           --           (242)         (242)
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1992    37,333,000          373      132,217     (132,365)          225

Net loss for the year         --           --           --           (221)         (221)
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1993    37,333,000          373      132,217     (132,586)            4

Net loss for the year         --           --           --             (4)           (4)
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1994    37,333,000          373      132,217     (132,590)         --

Net loss for the year         --           --           --           --            --
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1995    37,333,000          373      132,217     (132,590)         --

Net loss for the year         --           --           --           --            --
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1996    37,333,000          373      132,217     (132,590)         --

Net loss for the year         --           --           --           --            --
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1997    37,333,000          373      132,217     (132,590)         --

Net loss for the year         --           --           --        (18,217)      (18,217)
                        ----------   ----------   ----------   ----------    ----------

Balances at
   December 31, 1998    37,333,000   $      373   $  132,217   $ (150,807)   $  (18,217)
                        ==========   ==========   ==========   ==========    ==========





The accompanying notes are an integral part of these financial statements.



                             DONNEBROOKE CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Years ended December 31, 1998, 1997 and 1996 and
    Period from April 19, 1988 (date of inception) through December 31, 1998

                                                                              Period from
                                                                              April 19, 1988
                                                                            (date of inception)
                                                                                through
                                                                              December 31,
                                                  1998      1997     1996        1998
                                             ------------   ------   ------  ----------------

Cash Flows from Operating Activities
Net loss for the period                      $    (18,217)  $ --     $ --     $(150,807)
Adjustments to reconcile net loss
   to net cash provided by operating
   activities
     Loss on abandonment of fixed assets             --       --       --       126,950
     Amortization of organization costs              --       --       --         1,208
     Payment of organization costs                   --       --       --        (1,208)
                                             ------------   ------   ------   ---------

Net cash used in operating activities             (18,217)    --       --       (23,857)
                                             ------------   ------   ------   ---------

Cash Flows from Investing Activities                 --       --       --          --
                                             ------------   ------   ------   ---------

Cash Flows from Financing Activities
Issuance of common stock                             --       --       --         3,940
Cash advanced by controlling shareholder           18,217     --       --        18,217
Capital contributed to support development           --       --       --         1,700
                                             ------------   ------   ------   ---------

Net cash used in financing activities                --       --       --        23,857
                                             ------------   ------   ------   ---------

Increase in Cash                                     --       --       --          --

Cash at beginning of period                          --       --       --          --
                                             ------------   ------   ------   ---------

Cash at end of period                        $       --     $ --     $ --     $    --
                                             ============   ======   ======   =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period            $       --     $ --     $ --     $    --
                                             ============   ======   ======   =========
     Income taxes paid for the period        $       --     $ --     $ --     $    --
                                             ============   ======   ======   =========

Supplemental Disclosure of
   Non-cash Investing and
   Financing Activities
     Common stock exchanged for
       office furniture and equipment        $       --     $ --     $ --     $ 126,950
                                             ============   ======   ======   =========


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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $151,000. Accordingly, the Company is fully dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. During the fourth quarter, the Company has had paid on its behalf by management and significant shareholders or has accrued various aggregate reorganization and reactivation expenses of approximately $18,200 on behalf of the Company.

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

                             DONNEBROOKE CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - Summary of Significant Accounting Policies - Continued

4.   Loss per share
     --------------

     Loss per share is computed by dividing the annual net loss by the composite weighted-average number of shares of common stock outstanding during the year. As of December 31, 1998, 1997 and 1996, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


NOTE C - Related Party Transactions

For the period April 19, 1988 (date of inception) through December 31, 1988, Halter Venture Corporation, the Company's initial former controlling shareholder, provided office space and management services to the Company for an aggregate fee of $1,700.

During the fourth quarter of 1998, the Company had paid on its behalf or accrued approximately $14,600 in expenses for stock transfer and electronic document filing services to an entity related to an officer and controlling shareholder of the Company.


NOTE D - Subsequent Event

The Company is in the process of circulating a proxy statement for a Special Meeting of Shareholders to be held on February 16, 1999. The principal purpose of this meeting is to elect two directors to serve until the next Annual Meeting of Shareholders and to approve a proposed amendment to the Company's Certificate of Incorporation to effect a one for one thousand (1 for 1,000) reverse split of the Company's issued and outstanding common stock and to reduce the number of Authorized Shares from one billion (1,000,000,000) to fifty million. (50,000,000). There is no anticipated change to the stated par value of the Company's common stock in this proposal.