Form 10-Q
period 1999-03-31
DONNEBROOKE CORP
filed 1999-05-25
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark one)
      XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 25, 1999: 3,640,372

                             DONNEBROOKE CORPORATION
                        (a development stage enterprise)

                 Form 10-Q for the Quarter ended March 31, 1999

                                Table of Contents


                                                                           Page
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         8

  Item 3 - Quantative and Qualitative Disclosures About Market Risk          8


Part II - Other Information

  Item 1 - Legal Proceedings                                                 9

  Item 2 - Changes in Securities and Use of Proceeds                         9

  Item 3 - Defaults Upon Senior Securities                                   9

  Item 4 - Submission of Matters to a Vote of Security Holders               9

  Item 5 - Other Information                                                 9

  Item 6 - Exhibits and Reports on Form 8-K                                  9


Signatures                                                                  10




Part 1 - Item 1
Financial Statements

                             Donnebrooke Corporation
                        (a development stage enterprise)
                                 Balance Sheets
                      March 31, 1999 and December 31, 1998


                                                       (Unaudited)     (Audited)
                                                        March 31,      December 31,
                                                          1999           1998
                                                       ------------    ------------


Assets                                                 $       --      $       --
                                                       ============    ============


Liabilities
   Due to controlling shareholder                              --            18,217
                                                       ------------    ------------

Stockholders' Equity
   Common stock - $0.00001 par value 50,000,000
     shares authorized.  3,640,372 and 38,072 shares
     issued and outstanding, respectively                        36            --
   Additional paid-in capital                               168,577         132,590
   Deficit accumulated during
     the development stage                                 (168,613)       (150,807)
                                                       ------------    ------------

       Total stockholders' equity                              --           (18,217)
                                                       ------------    ------------

Total Liabilities and Stockholders' Equity             $       --      $       --
                                                       ============    ============






The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3

                             Donnebrooke Corporation
                        (a development stage enterprise)
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                           Three months Three months
                                              ended        ended
                                            March 31,   March 31,
                                             1999        1998
                                           ---------    ---------

Revenues                                   $    --      $    --
                                           ---------    ---------

Expenses
   General and administrative expenses        17,806         --
                                           ---------    ---------

Net Loss                                        --           --

Other Comprehensive Income                      --           --
                                           ---------    ---------

Comprehensive Loss                         $ (17,806)   $    --
                                           =========    =========

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic and
   fully diluted                              $(0.02)         nil
                                                ====          ===
Weighted-average number
   of shares of common stock
   outstanding - basic and fully diluted     718,506       38,072
                                           =========    =========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4




                             Donnebrooke Corporation
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                            Three months   Three months
                                                               ended          ended
                                                            March 31,       March 31,
                                                               1999            1998
                                                            ------------   ------------

Cash flows from operating activities
   Net loss for the period                                  $    (17,806)  $   --
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Common stock issued for consulting services                17,806       --
                                                            ------------   --------

Net cash used in operating activities                               --         --
                                                            ------------   --------

Cash flows from investing activities                                --         --
                                                            ------------   --------

Cash flows from financing activities                                --         --
                                                            ------------   --------

Increase (decrease) in cash                                         --         --

Cash at beginning of period                                         --         --
                                                            ------------   --------

Cash at end of period                                       $       --     $   --
                                                            ============   ========


Supplemental disclosure of interest and income taxes paid
     Interest paid for the period                           $       --     $   --
                                                            ============   ========
     Income taxes paid (refunded) for the period            $       --     $   --
                                                            ============   ========

Supplemental disclosure of non-cash
   investing and financing activities
     Amounts due to controlling shareholder
       settled with the issuance of common stock            $     18,217   $   --
                                                            ============   ========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5

                             Donnebrooke Corporation
                        (a development stage enterprise)

                          Notes to Financial Statements


Note 1 - Basis of Presentation

During interim periods, Donnebrooke Corporation (Company) follows the accounting policies set forth in its Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10-K as filed with the U. S. Securities and Exchange Commission. The December 31, 1998 balance sheet data was derived from audited financial statements of Donnebrooke Corporation, but does not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report Pursuant to
Section 13 of the Securities Exchange Act of 1934 on Form 10-K when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Note 2 - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1999 and 1998, the Company had no outstanding warrants and/or options outstanding.

                             Donnebrooke Corporation
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note 3 - Common Stock Transactions

In February 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to effect a one (1) for one thousand (1,000) reverse stock split of the issued and outstanding shares of the Company's common stock and to reduce the number of authorized shares from one billion (1,000,000,000) to fifty million (50,000,000). The effect of the reverse split is reflected in the accompanying financial statements as if the reverse split had occurred on the first day of the earliest period presented.

In March 1999, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware. This amendment changed the Company's capital structure to eliminate all references to preferred stock and reduced the number of common shares authorized from 1,000,000,000 of $0.00001 par value to 50,000,000 shares of $0.00001 par value.

In March 1999, the Company issued an aggregate 3,602,300 shares of common stock, pursuant to a Form S-8, Registration Statement under The Securities Act of 1933, to a controlling shareholder and an affiliated individual, who is an officer and director of the Company, in settlement of expenses paid or accrued on behalf of the Company for various consulting, reorganization, stock transfer and electronic document filing services. This transaction was valued at an aggregate of approximately $36,000, which equaled the respective invoiced amounts paid or accrued on behalf of the Company by the respective related parties. Of the aggregate amount, approximately $19,000 was for services paid or accrued on the Company's behalf by an entity related to the individual who is an officer and director of the Company.

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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $169,000 through the date of this filing.

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

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   In March 1999, pursuant to a Form S-8, "Agreements for Consulting Services", the Company issued an aggregate 3,602,300 shares of common stock to an individual who is an officer and director of the Company and an affiliated entity in payment of amounts for various consulting services.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   On February 16, 1999, the Company held a Special Meeting of Shareholders. This meeting was to approve (a) two (2) directors to serve until the next Annual Meeting of Shareholders, (b) approve an amendment to the Company's Certificate of Incorporation to effect a One (1) for One Thousand (1,000) reverse stock split of the issued and outstanding shares of the Company's common stock and (c) to reduce the number of authorized shares from One Billion (1,000,000,000) to Fifty Million (50,000,000).

   The Company did not solicit proxies from its shareholders, and shareholders were not requested to send proxies to the Company, as the Controlling Shareholder holding approximately 19.692,803 shares of the then issued and outstanding total of approximately 37,333,000 shares issued and outstanding were present and voted in approval of the three proposals.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None




                (Remainder of this page left blank intentionally)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DONNEBROOKE CORPORATION




May    25   , 1999                       /s/ Kevin B. Halter, Jr.
    --------                         ------------------------------------------
                                                           Kevin B. Halter, Jr.
                                            President, Chief Executive Officer,
                                       Principal Financial Officer and Director