Form 10-Q
period 1999-06-30
DONNEBROOKE CORP
filed 1999-07-09
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark one)
    X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                  For the quarterly period ended June 30, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                        Commission File Number: 33-25900
                                                --------

                             DONNEBROOKE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            75-2228820
-------------------------------                         ------------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
incorporation or organization)

                   16910 Dallas Parkway, Suite 100, Dallas TX 75248
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (972) 248-1922
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 9, 1999: 3,940,372
                                                                ---------

                             Donnebrooke Corporation
                        (a development stage enterprise)

                  Form 10-Q for the Quarter ended June 30, 1999

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of  Operations                                     8

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk         9


Part II - Other Information

  Item 1 - Legal Proceedings                                                  9

  Item 2 - Changes in Securities and Use of Proceeds                          9

  Item 3 - Defaults Upon Senior Securities                                   10

  Item 4 - Submission of Matters to a Vote of Security Holders               10

  Item 5 - Other Information                                                 10

  Item 6 - Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   10




Part 1 - Item 1
Financial Statements

                             Donnebrooke Corporation
                        (a development stage enterprise)

                                 Balance Sheets


                                                         (Unaudited)    (Audited)
                                                         June 30,       December 31,
                                                           1999             1998
                                                       ------------    ------------

Assets
   Cash on hand and in bank                            $     10,000    $       --
                                                       ============    ============


Liabilities
   Due to controlling shareholder                      $       --      $     18,217
                                                       ------------    ------------

Stockholders' Equity
   Common stock - $0.00001 par value                     50,000,000
     shares authorized.  3,940,372 and 38,072 shares
     issued and outstanding, respectively                        39            --
   Additional paid-in capital                               178,574         132,590
   Deficit accumulated during the development stage        (168,613)       (150,807)
                                                       ------------    ------------

       Total stockholders' equity                            10,000         (18,217)
                                                       ------------    ------------

Total Liabilities and Stockholders' Equity             $     10,000    $       --
                                                       ============    ============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                             Donnebrooke Corporation
                        (a development stage enterprise)

                Statements of Operations and Comprehensive Income

                                   (Unaudited)


                                        Six months     Six months    Three months  Three months
                                          ended          ended           ended        ended
                                         June 30,       June 30,        June 30,     June 30,
                                            1999           1998          1999         1998
                                        -----------    -----------   -----------   -----------

Revenues                                $      --      $      --     $      --     $      --
                                        -----------    -----------   -----------   -----------

Expenses
   General and
     administrative expenses                 17,806           --            --            --
                                        -----------    -----------   -----------   -----------

Net Loss                                    (17,806)          --            --            --

Other comprehensive income                     --             --            --            --
                                        -----------    -----------   -----------   -----------

Comprehensive Loss                      $   (17,806)   $      --     $      --     $      --
                                        ===========    ===========   ===========   ===========


Net loss per weighted-average
   share of common stock
   outstanding, calculated on
   net loss - basic and fully diluted       $(0.01)           nil           nil            nil
                                             =====            ===           ===            ===

Weighted-average number
   of common stock shares
   outstanding - basic and
   fully diluted                          2,189,169         38,072     3,643,670        38,072
                                        ===========    ===========   ===========   ===========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4

                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows

                                   (Unaudited)


                                                     Six months  Six months
                                                        ended       ended
                                                      June 30,    June 30,
                                                        1999        1998
                                                     ----------  ----------
Cash flows from operating activities
   Net loss for the period                           $(17,806)   $   --
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Common stock issued for consulting services     17,806        --
                                                     --------    --------

Net cash used in operating activities                    --          --
                                                     --------    --------

Cash flows from investing activities                     --          --
                                                     --------    --------

Cash flows from financing activities
   Proceeds from sale of common stock                  10,000        --
                                                     --------    --------

Increase (decrease) in cash                            10,000        --

Cash at beginning of period                              --          --
                                                     --------    --------

Cash at end of period                                $ 10,000    $   --
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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and comprehensive income and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1999.

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

2.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1999 and 1998, the Company had no outstanding warrants and/or options outstanding.

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

On June 30, 1999, the Company sold 300,000 shares of restricted, unregistered common stock to an unrelated third party for $10,000 cash.



                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)  Results of Operations

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


(3)  Liquidity

On June 30, 1999, the Company sold 300,000 shares of restricted, unregistered common stock to an unrelated third party for $10,000 cash. Management believes that these funds will provide the necessary liquidity to support the Company's operations for the foreseeable future. Prior to this date, the Company was fully dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders, when and if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The necessary operating funds requirements for the Company are minimal due to its dormancy. All necessary funds, through June 30, 1999, have been provided by management, controlling shareholders and/or other companies owned or controlled by the controlling shareholders or members of management. These amounts are accounted for as contributions of additional paid-in capital, where material and/or identifiable.


(4)  Capital requirements

The Company has no known capital requirements as of the date of this filing.


(5)  Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems.

The Company has no direct electronic links with any customer or supplier. The Company has completed its detailed review and the Company believes, as of the date of this filing, that it will not negatively impacted or be required to participate in the modification or replacement, if any, of significant portions of computer hardware or software utilized by the Company's controlling shareholder which is utilized on the Company's behalf. The Company's controlling shareholder is of the opinion that any such modifications or replacements, if any, to its computer hardware and/or software are, or will be, readily available.

The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance will not have a material effect on its financial position or its results of operations.

There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.


Part I - Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant has no items qualifying for this disclosure as of the date of this filing or during the respective periods presented.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   On June 30, 1999, the Company sold 300,000 shares of restricted, unregistered common stock to an unrelated third party for $10,000 cash.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DONNEBROOKE CORPORATION




June    9   , 1999                       /s/ Kevin B. Halter, Jr.
     -------                           ----------------------------------------
                                                           Kevin B. Halter, Jr.
                                            President, Chief Executive Officer,
                                       Principal Financial Officer and Director