Form 10-Q
period 1999-09-30
DONNEBROOKE CORP
filed 1999-10-27
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION 13  OR  15(d)  OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1999

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------    1934

                      For the transition period from ____________ to ___________

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

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (972) 248-1922
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days.    YES  X  NO
                                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 22, 1999: 11,821,116
                                                                   ----------

                             DONNEBROOKE CORPORATION
                        (a development stage enterprise)

               Form 10-Q for the Quarter ended September 30, 1999

                                Table of Contents

                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1 - Financial Statements                                              3

  Item 2 - Management's Discussion and Analysis or Plan of Operation         9

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        9


Part II - Other Information

  Item 1 - Legal Proceedings                                                11

  Item 2 - Changes in Securities and Use of Proceeds                        11

  Item 3 - Defaults Upon Senior Securities                                  11

  Item 4 - Submission of Matters to a Vote of Security Holders              11

  Item 5 - Other Information                                                11

  Item 6 - Exhibits and Reports on Form 8-K                                 11


Signatures                                                                  11




Part 1 - Item 1
Financial Statements

                             Donnebrooke Corporation
                        (a development stage enterprise)

                                 Balance Sheets


                                                        (Unaudited)     (Audited)
                                                       September 30,   December 31,
                                                             1999           1998
                                                       -------------  -------------
Assets
   Cash on hand and in bank                            $       3,552  $          --
                                                       =============  =============


Liabilities
   Accounts payable                                    $         200  $          --
   Due to controlling shareholder                                 --         18,217
                                                       -------------  -------------

     Total liabilities                                          200          18,217
                                                       -------------  -------------

Commitments and contingencies

Stockholders' Equity
   Common stock - $0.00001 par value
     50,000,000 shares authorized.  11,821,116
     and 114,216 shares issued and outstanding,
     respectively                                                118              1
   Additional paid-in capital                                178,495        132,589
   Deficit accumulated during the development stage         (175,261)      (150,807)
                                                       -------------  -------------

       Total stockholders' equity                              3,352        (18,217)
                                                       -------------  -------------

Total Liabilities and Stockholders' Equity             $       3,552  $          --
                                                       =============  =============











The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Operations


                                          (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                          Nine months    Nine months   Three months   Three months
                                             ended          ended          ended          ended
                                         September 30,  September 30,  September 30,  September 30,
                                               1999           1998           1999           1998
                                         -------------  -------------  -------------  -------------

Revenues                                 $          --  $          --  $          --  $          --
                                         -------------  -------------  -------------  -------------

Expenses
   General and administrative expenses          24,454             --         24,454             --
                                         -------------  -------------  -------------  -------------

Net Loss                                       (24,454)            --        (24,454)            --

Other comprehensive income                          --             --             --             --
                                         -------------  -------------  -------------  -------------

Net Loss                                 $     (24,454) $          --  $     (24,454) $          --
                                         =============  =============  =============  =============

Loss per weighted-average
   share of common stock
   outstanding computed on
   net loss - basic and fully diluted              nil            nil            nil            nil
                                                   ===            ===            ===            ===

Weighted-average number
   of common stock shares
   outstanding                              11,821,116        112,000      8,337,954        112,000
                                         =============  =============  =============  =============














The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                             Donnebrooke Corporation
                        (a development stage enterprise)

                            Statements of Cash Flows


                                                              (Unaudited)    (Unaudited)
                                                              Nine months    Nine months
                                                                 ended          ended
                                                             September 30,  September 30,
                                                                   1999           1998
                                                             -------------  -------------
Cash flows from operating activities
   Net loss for the period                                   $     (24,454) $          --
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Common stock issued for consulting services                  17,806             --
       Increase in accounts payable                                    200             --
                                                             -------------  -------------

Net cash used in operating activities                               (6,448)            --
                                                             -------------  -------------

Cash flows from investing activities                                    --             --
                                                             -------------  -------------

Cash flows from financing activities
   Proceeds from sale of common stock                               10,000             --
                                                             -------------  -------------

Net cash provided from financing activities                         10,000             --
                                                             -------------  -------------

Increase in cash                                                     3,552             --

Cash at beginning of period                                             --             --
                                                             -------------  -------------

Cash at end of period                                        $       3,552  $          --
                                                             =============  =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $          --  $          --
                                                             =============  =============
   Income taxes paid (refunded)                              $          --  $          --
                                                             =============  =============










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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $175,000. Accordingly, the Company is fully dependent upon its current management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

                             Donnebrooke Corporation

NOTE B - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, including certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

4.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding.


NOTE C - Common Stock Transactions

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

                             Donnebrooke Corporation

                          Notes to Financial Statements


NOTE C - Common Stock Transactions - continued

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

On July 31, 1999, the Company effected a three for 1 (3 for 1) forward stock split on all of the then issued and outstanding shares of common stock. The effect of this action is reflected in the accompanying financial statements as if the split had occurred on the first day of the earliest period presented.





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

Due to the lack of sustaining operations from inception, the Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $175,000 through the date of this filing.


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

The necessary operating funds requirements for the Company are minimal due to its dormancy. All necessary funds, through September 30, 1999, have been provided by management, controlling shareholders and/or other companies owned or controlled by the controlling shareholders or members of management. These amounts are accounted for as contributions of additional paid-in capital, where material and/or identifiable.


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




                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

   On June 30, 1999, the Company sold 300,000 shares of restricted, unregistered common stock to an unrelated third party for $10,000 cash.

   On July 31, 1999, the Company effected a three for 1 (3 for 1) forward stock split on all of the then issued and outstanding shares of common stock.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None

--------------------------------------------------------------------------------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DONNEBROOKE CORPORATION




October 18, 1999                     /s/ Kevin B. Halter, Jr.
       ----                          -------------------------------------------
                                         Kevin B. Halter, Jr.
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director