Form 10QSB
period 1999-12-31
VIRTUAL ACADEMICS COM INC
filed 2000-02-23
CIK 843494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        December 31, 1999
                                         --------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                to
                                      -------------    --------------

                        Commission File Number: 33-25900

                          Virtual Academics.com, Inc.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

               FLORIDA                                  75-2228820
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

          6421 Congress Avenue, Suite 201, Boca Raton, Florida  33432
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 994-4446
                         -------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The Registrant had outstanding 6,346,733 shares of Common Stock as of December 16, 1999.

                          VIRTUAL ACADEMICS.COM, INC.


                                      INDEX

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements


              Notes to Financial Statements

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation

PART II.      OTHER INFORMATION

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                           VIRTUAL ACADEMICS.COM, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                            December 31, 1999
                                                                            -----------------
                                                                               (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash and Equivalents                                                         $    9,566
  Tuition Receivable, Current, net of allowance for doubtful
    accounts of $79,823                                                           659,281
  Prepaid Recruiting Fees, Current                                                153,749
                                                                               ----------

           Total Current Assets                                                   822,596
                                                                               ----------

PROPERTY AND EQUIPMENT
  Computer Equipment                                                               14,826
  Furniture and Fixtures                                                           43,060
                                                                               ----------

           Sub-total                                                               57,886
  Less: Accumulated Depreciation                                                   15,643
                                                                               ----------

           Total Property and Equipment                                            42,243
                                                                               ----------

OTHER ASSETS
  Tuition Receivable, Non-current, net of allowance for doubtful
    accounts of $19,956                                                           164,820
  Prepaid Recruiting Fess, Non-current                                             31,015
  Security Deposits                                                                 4,102
                                                                               ----------

           TOTAL ASSETS                                                        $1,064,776
                                                                               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                             $   18,244
  Unearned Revenue, Current                                                       679,703
  Accrued Recruiting Fees, Current                                                149,129
  Income Taxes Payable                                                              4,217
  Other Accrued Expenses and Taxes Payable                                         10,765
                                                                               ----------

           Total Current Liabilities                                              862,058
                                                                               ----------

OTHER LIABILITIES
  Unearned Revenue, Non-current                                                   137,113
  Accrued Recruiting Fees, Non-current                                             37,278
                                                                               ----------

           Total Other Liabilities                                                174,391
                                                                               ----------

STOCKHOLDERS' EQUITY
  Common Stock, Authorized 50 million shares, par value $.00001
      Issued and Outstanding 6,346,733 shares                                          63
  Retained Earnings                                                                28,264
                                                                               ----------

           Total Stockholders' Equity                                              28,327
                                                                               ==========

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,064,776
                                                                               ==========




   The accompanying notes are an integral part of these financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                                      Year to Date
                                                               Three Months Ended                   Six Months Ended
                                                         -------------------------------      ------------------------------
                                                         Dec. 31, 1999     Dec. 31, 1998      Dec. 31, 1999    Dec. 31, 1998
                                                          (Unaudited)       (Unaudited)        (Unaudited)      (Unaudited)
                                                         -------------------------------      ------------------------------
REVENUE                                                   $  290,998          $173,034        $   556,309      $   385,767

COSTS AND EXPENSES
  Recruiting Fees                                             69,656            36,715            113,511           81,853
  Other Cost of Delivering Services                           25,325            16,584             46,262           36,973
  General and Administrative Expenses                        135,406            88,359            275,701          152,428
  Interest - net                                                  --             1,650                 --            1,650
  Depreciation                                                 1,492             1,335              2,631            2,670
                                                          ----------          --------        -----------      -----------

            Total Costs and Expenses                         231,879           144,643            438,105          275,574
                                                          ----------          --------        -----------      -----------

INCOME BEFORE INCOME TAX                                      59,119            28,391            118,204          110,193

INCOME TAX EXPENSE                                             5,869               911              5,869            3,536
                                                          ----------          --------        -----------      -----------

NET INCOME                                                $   53,250          $ 27,480        $   112,335      $   106,657
                                                          ==========          ========        ===========      ===========


Weighted Shares Outstanding                                4,736,683         4,200,000          4,468,000        4,200,000

Net Income per Share                                      $     0.01        $     0.01        $      0.03       $     0.03





   The accompanying notes are an integral part of these financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                        COMBINED STATEMENT OF CASH FLOWS



                                                                        Year to Date
                                                                      Six Months Ended
                                                                -----------------------------
                                                                Dec. 31, 1999   Dec. 31, 1998
                                                                 (Unaudited)     (Unaudited)
                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Profit                                                      $ 112,335       $ 106,657
  Adjustment to Reconcile Net Profit to Net Cash Provided
    by Operating Activities
          Depreciation                                                2,631           2,670
          (Increase) Decrease in:
            Tuition Receivable, Current                            (102,740)       (198,035)
            Prepaid Recruiting Fees, Current                         (9,346)        (85,477)
            Other Assets
               Tuition Receivable, Non-current                      (25,685)        (49,509)
               Prepaid Recruiting Fees, Current                     (16,704)         (8,365)
               Security Deposits                                        298              --
          Increase (Decrease) in:
            Accounts Payable                                            985         (11,723)
            Unearned Revenue, Current                                41,316         243,852
            Accrued Recruiting Fees, Current                         23,239          19,007
            Income Taxes Payable                                       (210)            171
            Other Accrued Expenses and Taxes Payable                  5,323          (3,067)
            Other Liabilities
              Unearned Revenue, Non-current                          73,845          24,771
              Accrued Recruiting Fees, Non-current                    5,806          19,216
                                                                  ---------       ---------

                   Net Cash Provided by Operating Activities        111,093          60,168
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Fixed Assets                                       (23,000)         (1,418)
                                                                  ---------       ---------

                   Net Cash Used by Investing Activities            (23,000)         (1,418)
                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to Members                                          (88,249)        (44,591)
                                                                  ---------       ---------

                   Net Cash Used by Financing Activities            (88,249)        (44,591)
                                                                  ---------       ---------

                   Net Decrease in Cash and Equivalents                (156)         14,159
                                                                  ---------       ---------

CASH AND EQUIVALENTS
  At Beginning of Period                                              9,722           9,863
                                                                  ---------       ---------

  At End of Period                                                $   9,566       $  24,022
                                                                  =========       =========




   The accompanying notes are an integral part of these financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 1:

The consolidated balance sheet as of December 31, 1999, the consolidated statement of operations and retained earnings for the three-months and the six-months ended December 31, 1999 and 1998 and cash flows for the six-months ended December 31, 1999 and 1998 have been prepared by Virtual Academics.com, Inc. (the Company) without audit. In the opinion of management of the Company, all adjustments necessary to present the financial position, the results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These combined financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report. The results for the six-month period ending December 31, 1999 are not indicative of the results that may occur for the fiscal year ending June 30, 2000.

Note 2:

On December 8, 1999, Steven Bettinger and Robert Bettinger (the Bettingers) acquired 4,200,000 shares of the common stock Donnebrooke Corp. Immediately prior to this acquisition, Donnebrooke had 6,346,733 shares of common stock outstanding (after cancellation of 5,274,383 shares). Accordingly, the Bettingers owned 66% of Donnebrooke Corp.'s outstanding shares immediately after this acqusition. In connection with the purchase of the Donnebrooke Corp. shares, the Bettingers transferred to Donnebrooke Corp. their interests in International Educational Group, LLC and its subsidiaries, Barrington University, Inc., a Florida Corporation, Barrington University, Inc., an Alabama Corporation, and Spanish University of America Foundation, Inc. Donnebrooke Corp. then changed its name to Virtual Academics.com, Inc.

Note 3:

Reconciliation of Retained Earnings as of December 31, 1999:

    Retained Earnings at beginning of Year                            $  4,242
      Net Income for the six months ended December 31, 1999            112,335
      Less: Distributions to Members Prior to Reorganization           (88,250)
      Less: Retained Earnings Reclassified to Common Stock                 (63)
                                                                      --------
    Retained Earnings as of December 31, 1999                         $ 28,264

Note 4:

Prior to the reverse merger with Donnebrooke Corp. and reorganization the Company was organized as a Limited Liability Company. Net income was allocated to the members and as a result the provision for income tax relates to earnings for the period from December 8, 1999 through December 31, 1999 only.

                           PART II. OTHER INFORMATION

Part I

ITEM 2    Management's Discussion and Analysis

The following discussion and analysis should be read in conjunction with the financial statements appearing in this report. These financial statements reflect consolidated operations of Virtual Academics.com, Inc. for the six-month and the three-month periods ending December 31, 1999 and 1998 respectively. This discussion may contain "forward-looking statements" within the meaning of Private Securities litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The Company undertakes no obligation to update these forward-looking statements and the reader should not assume that silence by the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

On December 8, 1999, Donnebrooke Corp. acquired the Company through a reverse acquisition. In December 1999, the Company moved its operations from New York City to Boca Raton, Florida. In January 2000, Donnebrooke Corp. changed its name to Virtual Academics.com, Inc.

The Company is engaged in the business of distance learning over the Internet. The Company currently offers degrees and training programs in six languages (English, Spanish, Japanese, Chinese, Portuguese and Arabic) and has students registered in 43 countries. The programs offer students the convenience of completing their education and training from a laptop or home computer. The Company is licensed by the State Education Department of the State of Alabama and is recognized by education agencies of the governments of China, Egypt and Canada. The Company's focus is on the national and international educational and corporate training markets, in which markets the Company anticipates significant growth.

For the six-month period ending December 31, 1999, the Company recognized revenues of $556,309 as compared to $385,767 for the comparable period of 1998, an increase of a 44%. For the three-month period ending December 31, 1999, the Company recognized revenues of $290,998, as compared to $173,034 for the comparable period of 1998, an increase of 68%. The increase for these periods is due primarily to expansion in the number of students that have registered for Company's educational programs. This expansion was accomplished solely through word-of-mouth and referrals from the Company's clients. Additional revenue was recognized in accordance with the income revenue recognition policies that the Company maintains. The Company recognizes revenue based upon the obligation that it has to provide services to its students. A twenty-four month period is used for this calculation. Unearned revenue is the amount of tuition that has not yet been recognized as revenue.

Recruiting fees and other costs of delivering services to the students vary with the revenue recognized from tuition. For the six-month period ending December 31, 1999 the Company experienced an increase of approximately 2% as a percentage of revenue to $159,773 from $118,826 for the comparable period. For the three-month period ending December 31, 1999 the Company also experienced approximately a 2% increase as a percentage of revenue to $94,981 from $53,299 for the comparable period. Recruiting fees are paid when the Company receives the tuition, recruiting fees are accrued for tuition receivable.

For the six-month period ending December 31, 1999 the Company experienced approximately a 10% increase in general and administrative expenses as a percentage of revenues to $275,701 from $152,428 for the comparable period. For the three-month period ending December 31, 1999 the Company experienced approximately a 5% decrease in general and administrative expenses as a percentage of revenues to $135,406 from $88,359 for the comparable period. The overall increase for the six-month period was primarily a result of increased payroll and travel expenses related to the expansion of the business. The Company also had additional expenses for changing and improving its web pages, these are expensed in accordance with company accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1999 the Company had $9,566 of cash and equivalents on hand to meet its obligations, which was approximately the same amount that was on hand at the beginning of the year. During the February 2000 the Company consummated a sale of 2,200,000 shares of common stock through a private placement. This private placement raised a total $990,000, $440,000 of which was payable in cash, $550,000 of which was represented by a 7% promissory note due February 2001. All of the funds from this private placement will be used as working capital. The Company believes that this infusion of additional working capital will be sufficient to fund its current operations and to fund its anticipated growth for the near future.



ITEM 5.  OTHER INFORMATION

                           See Note 1 to Financial Statements.

ITEM 6.        Exhibits and Reports on Form 8-K

              (a) Exhibits required by item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  27.1  Financial Data Schedule


              (b) Reports on Form 8-K


On January 12, 2000 the Company filed a current report on Form 8-K disclosing the reverse acquisition by Donnebrooke Corp.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VIRTUAL ACADEMICS.COM., INC.




                                       BY: /s/ Steven Bettinger
                                           -------------------------------------
                                           Steven Bettinger
                                           President and Chief Operating Officer



                                       By: /s/ Robert Bettinger
                                           -------------------------------------
                                           Robert Bettinger, Chief Executive
                                           Officer and Treasurer and Principal
                                           Financial and Accounting Officer

DATED: February 23, 2000