Form 10QSB
period 2000-03-31
VIRTUAL ACADEMICS COM INC
filed 2000-05-11
CIK 843494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine-Month period ending March  31, 2000

                           VIRTUAL ACADEMICS.COM, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                         75-2228820                 33-25900
-------------------------------------------------------------------------------
(State or other jurisdiction         (IRS Employer              Commission File
       of Incorporation)           Identification Number)          Number

           6421 Congress Avenue, Suite 201, Boca Raton, Florida 33487
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (561) 994-4446

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]           No[ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [ ]           No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On March 31, 2000, the Registrant had outstanding 7,446,733 shares of common stock, $.001 par value.

                           VIRTUAL ACADEMICS.COM, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION.......................................... 3

Item 1.       Financial Statements........................................... 3

Item 2.       Management's  Discussion and Analysis or Plan of Operation..... 7

PART II.      OTHER INFORMATION..............................................10

Item 1.       Legal Proceedings..............................................10

Item 2.       Changes in Securities..........................................10

Item 3.       Defaults Upon Senior Securities................................10

Item 4.       Submission of Matters to a Vote of Security Holders............10

Item 5.       Other Information..............................................10

Item 6.       Exhibits and Reports on Form 8-K...............................11

                         PART I - FINANCIAL INFORMATION


                           VIRTUAL ACADEMICS.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                        MARCH 31, 2000
                                                                        --------------
                                                                         (UNAUDITED)
                              ASSETS
CURRENT ASSETS
  Cash and Equivalents                                                     $ 483,499
  Tuition Receivable, Current, net of allowance for doubtful
    accounts of $ 44,319                                                     860,147
  Prepaid Recruiting Fees, Current                                           157,261
  Other Prepaid Expenses                                                       2,493
                                                                           ---------
           Total Current Assets                                            1,503,400
                                                                           ---------

PROPERTY AND EQUIPMENT
  Computer Equipment                                                          24,826
  Furniture and Fixtures                                                      51,062
                                                                           ---------
           Sub-total                                                          75,888
  Less: Accumulated Depreciation                                             (19,577)
                                                                           ---------
           Total Property and Equipment                                       56,311
                                                                           =========

OTHER ASSETS
  Tuition Receivable, Non-current, net of allowance for doubtful
    accounts of $ 10,533                                                     204,431
  Prepaid Recruiting Fess, Non-current                                        33,012
  Deferred Tax Assets                                                         11,629
  Security Deposits                                                            4,102
                                                                           ---------
           TOTAL ASSETS                                                  $ 1,812,885
                                                                           =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                          $ 29,266
  Unearned Revenue                                                           892,513
  Accrued Recruiting Fees                                                    159,367
  Income Taxes Payable                                                        18,560
  Other Accrued Expenses                                                       7,779
                                                                           ---------
           Total Current Liabilities                                       1,107,485
                                                                           =========

NON-CURRENT LIABILITIES
  Unearned Revenue                                                           187,356
  Accrued Recruiting Fees                                                     37,877
  Deferred Income Tax                                                          2,233
                                                                           ---------
           Total Non-Current Liabilities                                     227,466
                                                                           =========

STOCKHOLDERS' EQUITY
  Common Stock, Authorized 11,000,000 shares, par value $.001
      Issued and Outstanding 7,446,733 shares                                  7,447
  Preferred Stock, Authorized 1,000,000 shares, par value $.001
      Issued and Outstanding 0 shares                                             --
  Capital Paid-in Excess of Par Value                                        982,616
  Note Receivable from Subscription                                         (550,000)
  Retained Earnings                                                           37,871
           Total Stockholders' Equity                                        477,934
                                                                           ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,812,885
                                                                           =========


   The accompanying notes are an integral part of these financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                                                               YEAR TO DATE
                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     -------------------------------   -------------------------------
                                                     MARCH 31, 2000   MARCH 31, 1999   MARCH 31, 2000   MARCH 31, 1999
                                                     --------------   --------------   --------------   --------------
                                                      (UNAUDITED)       (UNAUDITED)     (UNAUDITED)       (UNAUDITED)

REVENUE                                                $    339,551   $   179,839     $   895,861    $   565,606
                                                       ------------   -----------     -----------    -----------

COSTS AND EXPENSES
  Recruiting Fees                                           55,842         38,159         169,353        120,012
  Other Cost of Delivering Services                         67,794         17,237         114,055         54,210
  General and Administrative Expenses                      199,053         74,643         474,752        227,071
  Interest                                                      --             --              --             --
  Depreciation                                               3,935          1,335           6,566          4,005
                                                       ------------   -----------     -----------    -----------
           Total Costs and Expenses                        326,624        131,374         764,726        405,298
                                                       ------------   -----------     -----------    -----------

INCOME FROM OPERATIONS                                      12,927         48,465         131,135        160,308

INTEREST INCOME (EXPENSE)                                    1,562            (22)          1,562         (1,672)
                                                       ------------   -----------     -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                    14,489         48,443         132,697        158,636

PROVISION FOR INCOME TAXES                                   4,947          1,555          10,816          5,091
                                                       ------------   -----------     -----------    -----------

NET INCOME                                             $     9,542    $    46,888     $   121,881    $   153,545
                                                       ============   ===========     ===========    ===========

Weighted Average Shares Outstanding                      6,951,129      4,200,000       6,548,939      4,200,000
                                                       ============   ===========     ===========    ===========

Net Income per Share, Basic and Diluted                $      0.00     $     0.01     $      0.02    $      0.04
                                                       ============   ===========     ===========    ===========

PRO FORMA NET INCOME
  Income before Provision for Income Taxes             $    14,489    $    48,443     $   132,697    $   158,636
  Provision for Income Taxes                                 4,947         16,540          45,307         54,163
                                                       ------------   -----------     -----------    -----------
           Net Income                                  $     9,542    $    31,903     $    87,390    $   104,473
                                                       ============   ===========     ===========    ===========
  Pro Forma Net Income per Share, Basic and Diluted    $      0.00    $      0.01     $      0.01    $      0.02
                                                       ============   ===========     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               YEAR TO DATE
                                                                             NINE MONTHS ENDED
                                                                      --------------------------------
                                                                      MARCH 31, 2000    MARCH 31, 1999
                                                                      --------------    --------------
                                                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Profit                                                             $ 121,881        $ 153,545
  Adjustments to Reconcile Net Profit to Net Cash Provided
    by Operating Activities
          Depreciation                                                       6,566            4,005
          (Increase) Decrease in Assets
            Tuition Receivable, Current                                   (303,606)        (307,192)
            Prepaid Recruiting Fees, Current                               (12,858)        (113,057)
            Other Prepaid Expenses                                          (2,493)              --
            Other Assets
               Tuition Receivable, Non-current                             (65,296)         (76,798)
               Prepaid Recruiting Fees, Non-Current                        (18,701)         (11,167)
               Deferred Tax Assets                                         (11,629)              --
               Security Deposits                                               298               --
          Increase (Decrease) in Liabilities
            Accounts Payable                                                12,007           (4,563)
            Unearned Revenue, Current                                      254,126          365,777
            Accrued Recruiting Fees, Current                                33,477           43,698
            Income Taxes Payable                                            14,133            8,347
            Other Accrued Expenses and Taxes Payable                         2,337           (3,067)
            Other Liabilities
              Unearned Revenue, Non-current                                124,088           37,157
              Accrued Recruiting Fees, Non-current                           6,405           25,389
              Deferred Income Tax                                            2,233               --
                                                                         ---------        ---------
                  Net Cash Provided by Operating Activities                162,968          122,074
                                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Property and Equipment                                    (41,002)         (10,918)
                                                                         ---------        ---------
                  Net Cash Used by Investing Activities                    (41,002)         (10,918)
                                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Issuance of Common Stock                                   990,000               --
  Note Receivable from Subscription                                       (550,000)              --
  Distributions to Members                                                 (88,189)        (106,881)
                                                                         ---------        ---------
                  Net Cash Provided (Used) by Financing Activities         351,811         (106,881)
                                                                         ---------        ---------
                  Net Increase in Cash and Equivalents                     473,777            4,275
                                                                         ---------        ---------
CASH AND EQUIVALENTS
  At Beginning of Period                                                     9,722            9,863
                                                                         =========        =========
  At End of Period                                                       $ 483,499        $  14,138
                                                                         =========        =========
Supplemental Information:
  Interest Paid                                                          $      --        $      --
                                                                         =========        =========
  Income Taxes Paid                                                      $      --        $   5,091
                                                                         =========        =========

   The accompanying notes are an integral part of these financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

Virtual Academics.com, Inc. is a distance learning school that provides Internet education to students throughout the world. The business is conducted under the name of Barrington University and Virtual Academics.

The consolidated balance sheet as of March 31, 2000, the consolidated income for the threemonths and the nine-months ended March 31, 2000 and 1999 and cash flows for the nine-months ended March 31, 2000, and 1999 have been prepared by Virtual Academics.com, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present the financial position, the results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report. The results for the nine-month period ending March 31, 2000 are not indicative of the results that may occur for the fiscal year ending June 30, 2000

NOTE 2:

On December 8, 1999, Steve Bettinger and Robert Bettinger (the "Bettingers") acquired 4,200,000 shares of Donnebrooke Corp. Prior to the purchase of these shares Donnebrooke had 6,346,733 shares outstanding. Accordingly, the Bettingers owned approximately 66% of Donnebrooke Corp.'s outstanding common shares after the purchase. In connection with the purchase of Donnebrooke Corp.'s shares, the Bettingers, also owners of International Educational Group, LLC, and its subsidiaries, Barrington University, Inc., a Florida Corporation, Barrington University, Inc., an Alabama Corporation, and Spanish University of America Foundation, Inc., transferred their interest in these companies to Donnebrooke Corp. Donnebrooke Corp. then changed its name to Virtual Academics.com, Inc.

Since Donnebrooke was inactive and had no operations, for accounting purposes the acquisitions of the Bettingers' entities were accounted for as a reverse merger and recapitalization. Therefore, the financial statements of the Company reflect the assets, liabilities and operations of the Bettingers' entities as if they had been the reporting entity since inception.

                           VIRTUAL ACADEMICS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:

Reconciliation of Retained Earnings as of March 31, 2000:

Retained Earnings at beginning of Year                          $   4,242
Net Income for the nine months ended March 31, 2000               121,881
Less: Distributions to Members Prior to Reorganization            (88,189)
Less: Retained Earnings Reclassified to Common Stock                  (63)
                                                                ---------
Retained Earnings as of March 31, 2000                          $  37,871
                                                                =========

NOTE 4:

Prior to the reverse merger and reorganization the Company was a Limited Liability Company. Net income was allocated to the members, and as a result the provision for income tax relates to earnings for the period from December 8, 1999 through March 31, 2000 only. Pro forma net income amounts for the affected periods are presented for comparison.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements appearing in this report. These financial statements reflect the consolidated operations of Virtual Academics.com, Inc. for the three-month and the nine-month periods ending March 31, 2000 and 1999, respectively.

The following may contain forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating forward-looking statements and thus it should not be assumed that silence over time means that actual events are bearing out as we estimated in such forward-looking statements.

On December 8, 1999 Donnebrooke Corp. acquired us through a reverse acquisition. In December 1999 we moved our operations from New York City to Boca Raton, Florida. In January 2000 we changed the Donnebrooke Corp. name to Virtual Academics.com, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

We are in the distance learning industry. We currently offer degrees and training programs in six languages (English, Spanish, Japanese, Chinese, Portuguese and Arabic) and we have students registered in 43 countries. The programs are online and offer students the convenience of completing their education and training from a laptop or home computer. We are licensed by the State Education Department of the State of Alabama and recognized by state owned education departments in China, Egypt and Canada. We focus on the national and international educational and corporate training markets, and anticipate significant growth in these markets.

Revenue - For the three-month period ending March 31, 2000 we had an 89% increase in earned revenues to $339,551 from $179,839 for the comparable period. For the nine-month period ending March 31, 2000 we had a 58% increase in earned revenues to $895,861 from $565,606 for the comparable period. The increase for these periods is due primarily to an increase in the number of students that have registered with the school. We recognize tuition as earned revenue over a twenty-four month period. Unearned revenue is the amount of tuition that has not yet been earned. The following table sets forth the computation of unearned revenue for the nine-month period ending March 31, 2000.

                                                      CURRENT      NON-CURRENT        TOTAL
                                                      -------      -----------        -----
 Unearned revenue at the beginning of year         $    638,387     $  63,268       $  701,655
                                                   ============     =========
  Tuition from students during the year - net                                        1,274,075
  Earned revenue                                                                      (895,861)
                                                                                   -----------
  Unearned revenue at end of period                $    892,513     $ 187,356      $ 1,079,869
                                                   ============     =========      ===========

Recruiting fees, and other costs of delivering services, which consist primarily of supplies such as textbooks, to the students vary with the revenue recognized from tuition.

Recruiting Fees - Recruiting fees vary with revenue. For the three-month period ending March 31, 2000 we experienced a 4.7% decrease as a percentage of revenue to $55,842 from $38,159 for the comparable period. For the nine-month period ending March 31, 2000 we experienced a decrease of 2.2% as a percentage of revenue to $169,353 from $120,012 for the comparable period.

Recruiting fees are paid to third parties when the tuition is received; recruiting fees are accrued for tuition receivable. The decrease in recruiting fees as a percentage of revenue is attributable to an increasing number of students enrolling from direct marketing efforts, including the Internet.
The trend is expected to continue.

Other Cost of Delivering Services - Other cost of delivering services consists vary with revenue and consist primarily of research and curriculum development. For the three-month period ending March 31, 2000 we experienced a 10.4% increase as a percentage of revenue to $67,794 from $17,237 for the comparable period. For the nine-month period ending March 31, 2000 we experienced an increase of 3.1% as a percentage of revenue to $114,055 from $54,210 for the comparable period. During the quarter our costs of textbooks and related materials increased as a result of a new program with our primary supplier.

General and Administrative Expenses - For the three-month period ending March 31, 2000 we experienced an increase of 17.1% as a percentage of revenues to $199,053 from $74,643 for the comparable period. For the nine-month period ending March 31, 2000 we experienced an increase of 12.9% as a percentage of revenues to $474,752 from $227,071 for the comparable period.

The increase for the nine-month and the three-month periods were primarily due to three factors. Personnel-related costs increased reflecting growth in the number of employees from 3 at December 31, 1999 to 7 at March 31, 2000. The cost of professional services increased because of the cost of operating a public entity. We also had increased expenses for optimizing our internet applications.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, we had $483,499 in cash and equivalents on hand to meet our obligations, which represented an increase of $473,777 from the beginning of the fiscal year.

In February 2000 we consummated a private placement of our common stock to an investor, for which we received cash proceeds of $440,000. All of the cash proceeds from this private placement will be used as working capital. We feel that with the infusion of this additional working capital we are well capitalized to fund our operations over the next twelve-month period, including the growth we expect during this period.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In February 2000 the Company issued 1,100,000 shares of its common stock to an accredited investor in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated under that Act. See the Company's Report on Form 10-QSB for the quarter ended December 31, 1999, incorporated herein by this reference, for supplemental information concerning this transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On May 5, 2000, the Company changed its independent accountant from S.W. Hatfield + Associates, Dallas, Texas, to a Florida-based accounting firm, Sweeney, Gates & Co., 2691 E. Oakland Park Blvd., Suite 302, Ft. Lauderdale, Florida 33306, concurrently with the Company's relocation to Boca Raton, Florida. The reports of S.W. Hatfield + Associates on the financial statements of the Company for the two fiscal years ended December 31, 1998, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the Company's audits for the fiscal years ended December 31, 1997 and 1998, and through May 5, 2000, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in their report on the financial statements for such year. The Company does not believe that during the two years ended December 31, 1999, and through May 5, 2000, there were any reportable events (as defined in Regulation S-B, Item 304(a)(1)(v)) with S.W. Hatfield + Associates. Pursuant to Regulation S-B, Item 304(a)(3), the Company has asked S.W. Hatfield + Associates to provide the Company within ten (10) days of this Report with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements and, if not, stating the respects in which it does not agree.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibit 27.1 Financial Data Schedule (for SEC use only)

         B.       REPORTS ON FORM 8-K

                  The Company filed a Report on Form 8-K on January 12, 2000, with respect to a change in control of the Company (Item 1 of the Report) and the Company's acquisition of assets (Item 2 of the Report).

                  On February 18, 2000, the Company amended the 8-K filed January 12, 2000, to provide financial exhibits, pro forma financial information and exhibits (Item 7 of the Report) and to report the change in the Company's fiscal year from December 31 to June 30. The financial statements filed with Form 8-K/A included (i) an audited combined balance sheet, statement of operations, statement of cash flows, and statement of partners' equity as of June 30, 1999, and (ii) unaudited combined statement of operations, statement of operations, statement of cash flows, and statement of partners' equity for the three months ended September 30, 1999, of International Educational Group, L.L.C., a predecessor of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                            VIRTUAL ACADEMICS.COM, INC.
                                  ---------------------------------------------
                                                   (Registrant)

Dated: May 10, 2000               By:    /s/ STEVEN BETTINGER
                                      -----------------------------------------
                                           Steven Bettinger, President and
                                           Chief Operating Officer

Dated: May 10, 2000               By:    /s/ ROBERT BETTINGER
                                      -----------------------------------------
                                           Robert Bettinger, Chief Executive
                                           Officer, Treasurer, Principal
                                           Financial and Accounting Officer