Form 10QSB/A
period 2000-03-31
VIRTUAL ACADEMICS COM INC
filed 2000-06-20
CIK 843494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Nine-Month period ending March 31, 2000


                           VIRTUAL ACADEMICS.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                      75-2228820                  33-25900
--------------------------------------------------------------------------------
(State or other jurisdiction         (IRS Employer              Commission File
 of Incorporation)               Identification Number)              Number

           6421 Congress Avenue, Suite 201, Boca Raton, Florida 33487
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (561) 994-4446
                                                    --------------

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

         Traditional Small Business Disclosure Format:        Yes [ ]  No [X]

                           VIRTUAL ACADEMICS.COM, INC.

                                      INDEX

Part II.          OTHER INFORMATION

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         The information which follows amends Item 5 of the Company's Report on Form 10-QSB for the quarter ended March 31, 2000.

         Pursuant to Regulation S-B, Item 304(a)(3), the Company files herewith correspondence dated June 4, 2000, of S.W. Hatfield, CPA, the Company's former auditors, delivered in response to the Company's Report on Form 10-QSB for the quarter ended March 31, 2000.

         The letter of S.W. Hatfield, CPA, states that the Company has an obligation to file a transition report or to change the Company's fiscal year to December 31. By Report on Form 8-K filed January 12, 2000, the Company reported that pursuant to a purchase agreement filed with that Report the Company had combined with an operating company, the shareholders of which assumed control of the Company. The Company subsequently reported on Form 8-K/A filed February 18, 2000, that it had changed its fiscal year to June 30. The change in fiscal year was made to conform the Company's fiscal year to the fiscal year of the operating company with which it had combined.

         With Form 8-K/A the Company filed historical financial statements of the operating company. The Company filed Reports on Form 10-QSB on February 23, 2000, for the quarter ended December 31, 1999, and on May 11, 2000, for the quarter ended March 31, 2000. Contrary to the letter of S.W. Hatfield, CPA, the Company believes that no transition report is required and that it has met its reporting requirements. The Company's counsel has advised management that the Commission Staff has orally confirmed that the Company is not required to file a transition report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.    Letter of S.W. Hatfield, CPA, dated June 4, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                             VIRTUAL ACADEMICS.COM, INC.
                                             ---------------------------
                                                   (Registrant)

Dated: June 20, 2000                         By: /S/ STEVEN BETTINGER
                                                 ------------------------
                                                 Steven Bettinger, President and
                                                 Chief Operating Officer


Dated: June 20, 2000                         By: /S/ ROBERT BETTINGER
                                                 ------------------------
                                                 Robert Bettinger, Chief
                                                 Executive Officer, Treasurer,
                                                 Principal Financial and
                                                 Accounting Officer