Form 10KSB
period 2000-06-30
VIRTUAL ACADEMICS COM INC
filed 2000-10-06
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                        Commission file number 033-25900

                           Virtual Academics.com, Inc.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

                Delaware                             75-2228820
     ---------------------------------------------------------------
     (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)             Identification No.)

             6421 Congress Ave, Suite 201, Boca Raton, Florida 33487
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 994-4446
                                 --------------
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                   of the Act:

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,150,664.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $8,186,888.25 based on a price of $2.25 per share as of October 2, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 2, 2000: 7,578,617 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (Check One)

Yes ____   No X

                                TABLE OF CONTENTS

                                                                            Page

PART I........................................................................1

    Item 1.  Description of Business..........................................1

    Item 2.  Description of Property.........................................10

    Item 3.  Legal Proceedings...............................................10

    Item 4.  Submission of Matters to a Vote of Security Holders.............10

PART II......................................................................11

    Item 5.  Market for Common Equity and Related Stockholder Matters........11

    Item 6.  Management's Discussion and Analysis or plan of Operations......11

    Item 7.  Financial Statements............................................13

    Item 8.  Changes In and Disagreements With Accountants...................13

PART III.....................................................................14

    Item 9.  Management......................................................14

    Item 10. Executive Compensation..........................................15

    Item 11. Security Ownership of Certain Beneficial Owners and Management..16

    Item 12. Certain Relationships and Related Transactions..................17

    Item 13. Exhibits, Lists and Reports on Form 8-K.........................17

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         Through its subsidiaries, Virtual Academics.com, Inc. (the "Company" or "VADC") is engaged in the online distance learning industry with a focus on the international, second-career adult and corporate training markets. Management of VADC has been engaged in this business since 1993, through various predecessor entities (the "Predecessors"). VADC owns and operates online distance learning universities which offer more than 1,000 accredited and licensed degree programs in a variety of concentrations to students from 43 countries worldwide. VADC is licensed by the State Education Department of the State of Alabama and recognized by the provincially-run education agencies of China, Canada and Egypt. VADC operates one of the largest international educational portals located at www.virtualacademics.com.

         VADC was incorporated in the State of Delaware in 1988 but had no significant business operations until December 1999, when Steven Bettinger and Robert Bettinger, acquired approximately 66 2/3% of the outstanding common stock of the Predecessors from a former principal stockholder. Messrs. Bettinger then contributed their membership interests in the Predecessors to the Company, which changed its name to Virtual Academics.com, Inc. in January 2000. VADC's executive offices are located at 6421 Congress Ave, Suite 201, Boca Raton, Florida 33487 and its telephone number is (561) 994-4446.

STRATEGY

         VADC's goal is to strengthen its leadership position within the rapidly growing online distance education industry, estimated at $5.5 billion by Piper Jaffray, who is projecting a $50 billion industry by 2005. Key components of VADC's strategy include:

         Marketing Relationships with Business Entities. VADC has realized growth from marketing relationships with businesses which reimburse employees to take educational courses, including:

         First Union Bank;
         Prentice Hall;
         Kaplan, Inc.;
         The United Electrical Contractors; and
         Citibank.

         Typically, VADC provides customized distance learning educational services through its partners or to the workforce of its partners. Frequently, VADC's corporate partners sponsor students by paying directly or reimbursing their employees' educational efforts.

         Forge Strategic Alliances with State-owned Educational Institutions Worldwide. Through alliances such as an agreement with Renmin University, a government-sponsored group of 30 universities in the Peoples Republic of China, VADC can offer dual-degree programs online throughout the world. VADC anticipates growth in this and other initiatives in Asia, and has plans to expand into Latin America.

         Expand Global Enrollment and Recruitment Program. VADC intends to increase its enrollment through a team of recruiters. The recruiters are based in areas characterized by a high population of students, including:

         Canada;
         Malaysia;
         Argentina;
         Spain;
         China;
         Japan;
         Mexico;
         Korea;
         Brazil; and
         Venezuela

         VADC pays each recruiter a referral fee for every student enrolled in one of its courses. VADC intends to continue to develop relationships with additional recruiters in geographic areas where it is not currently represented.

         Expand through Acquisition. VADC intends to acquire brick and mortar educational institutions so that it may offer their traditional curricula online. VADC also intends to acquire carefully selected Internet-based educational institutions. While VADC is currently exploring certain acquisitions, VADC is not party to any definitive agreements.

         Provide Turnkey e-Business Solutions. Utilizing resources obtained through its educational partnerships, such as linguistics experts and web design professionals, VADC's Global e-Business division has the ability to provide turnkey e-commerce services to American businesses which desire to expand their presence abroad.

MARKET

         The United States and international education market may be divided into the following segments:

         o kindergarten through twelfth grade (and overseas counterparts) schools ("K-12");
         o        vocational and technical training schools;
         o        workplace and consumer training; and
         o        degree-granting colleges and universities ("Higher
                  Education").

         VADC operates in the Higher Education and workplace and consumer training segments. The U.S. Department of Education estimated that adults over 24 years of age comprised approximately 6.1 million, or 39.2%, of the 15.5 million students enrolled in Higher Education programs in 1998. Currently, the U.S. Bureau of Census estimates that approximately 76% of students over the age of 24 work while attending school. The Department of Education estimates that by the year 2003, the number of adult students over the age of 24 will remain approximately the same at 6.1 million, or 40.3%, of the 15.2 million students projected to be enrolled in Higher Education programs.

         VADC serves the needs of mid-career, working adults, American and foreign, including:

         o Convenient access to a learning environment (primarily through its Internet-based delivery system);

         o Degree programs offered by accredited institutions that can be completed in a reasonable amount of time for a reasonable cost;

         o Programs that provide knowledge and skills with immediate practical value in the workplace;

         o Education provided by qualified faculty members with current practical experience in fields related to the subjects they instruct; and

         o Learning resources available electronically to all students in many languages regardless of geographical location.

         VADC believes that the requirements of the adult working population represent a significant market opportunity to accredited Higher Education institutions that can offer programs that meet these unique needs.

         Most colleges and universities feature a more capital-intensive teaching and learning model characterized by:

         o dormitories, student unions and other significant plant assets to support the needs of students;

         o fully-configured library facilities and related full-time staff;

         o a high percentage of full-time tenured faculty with doctoral degrees; and

         o        an emphasis on research and the related staff and facilities.

         In addition, the majority of accredited colleges and universities provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer and winter breaks. In addition, this structure generally requires working adults to attend one or more courses three times a week, commute to a central site, take work time to complete administrative requirements and, in undergraduate programs, participate passively in an almost exclusively lecture-based learning format primarily focused on a theoretical presentation of the subject matter. For the majority of working adults, earning an undergraduate degree in this manner would take seven to ten years. In recent years, many regionally accredited colleges and universities have begun offering more flexible programs for working adults, although their focus appears to remain on 18 to 24-year old students.

VADC EDUCATIONAL ENTITIES

         VADC owns and operates several educational entities, including:

         o Virtual Academics.com - www.virtualacademics.com is a portal site that represents all of VADC's products, services and alliances that offer corporate training and degree granting institutions.

         o Barrington University - Founded in 1991, Barrington is licensed by the State of Alabama Department of Education and accredited by the International Association of Universities and Schools, a non-profit, independent accreditation association. Barrington is a member of several international educational organizations.

         Barrington operates a traditional bricks and mortar college in Vancouver, British Columbia, Canada. Barrington offers the following programs:

                  School of Business:

                           Business Administration;
                           E-Commerce MBA;
                           Business Accounting;
                           Business Law;
                           Management;
                           Entrepreneurship;
                           Finance;
                           Marketing;
                           Hospitality/Hotel & Restaurant Management;
                           International Business Law;
                           Human Resource Management; and
                           Business Communications

                  School of Arts and Sciences:

                           Computer Science;
                           Management Information Systems; and
                           Health Science.

         Barrington has an international presence because of its Internet locations, including:

         www.barrington.edu, an educational portal that offers Bachelor's and Master's degrees through virtual online distance learning.

         www.barrington.gr.jp/home.htm, a Japanese language web site that offers Barrington degrees and training in Japan and for Japanese speaking people worldwide.

         www.barrington.edu/china, a Chinese language web site that offers Chinese-speaking people access to the Barrington programs.

         www.barrington.edu/espanol, a complete Spanish language duplication of our Barrington English language web site.

         www.barrington-arabic.net, an Arabic language web site that offers Barrington courses and business training programs to 22 countries in the Middle East. Its distance learning programs are the only recognized and approved distance learning programs in the Arab League of Nations.

         Spanish University of America ("SUA"), located at www.spanishuniversity.edu, a complete Spanish language distance learning institution offered over the Internet to Spanish language speaking countries, or approximately 25 percent of the world's population. SUA was the first Hispanic Internet university. SUA offers degrees such as:

         Business;
         Psychology;
         Sociology;
         Political Science; and
         Health Science.

         CyberUniversity, located at www.cyberuniversity.edu, is the world's first cyber university offering programs to students all over the world in multiple languages. Courses are offered through Alston University, and are given in the following concentrations:

         Business School;
         Health Care;
         Engineering;
         Behavioral Sciences; and
         Education.

ACADEMIC PROGRAMS

         VADC offers several academic programs, including:

         Chinese MBA. Offered in conjunction with Renmin University, the third largest university in the People's Republic of China, the programs are offered as dual degrees for Business School Graduate Students who desire degrees from an American university to complement their degrees from Chinese universities.

         Spanish MBA. Offered in Spanish through Barrington University, the program awards a degree to Spanish-speaking students who desire a degree from an American university to complement their degrees from Spanish universities.

         E-Commerce MBA. VADC recently commenced offering this program, which curricula are designed to explore non-traditional subjects such as e-commerce and information technology. These programs are offered in English, Chinese, Spanish and Arabic.

         www.kaplan.com. VADC recently entered into an agreement with Kaplan, Inc. to offer Kaplan's test preparatory courses online, including courses designed to prepare for the following tests:

         AP;
         SAT;
         GRE;
         GMAT;
         LSAT;
         MCAT; and
         TOEFL

         Certification Programs. VADC offers the complete Microsoft training library, which offer certification in the following areas, among others:

         Windows 98;
         HTML 4;
         Java;
         Windows NT 4;
         Windows NT MCSE;
         Microsoft Exchange Server;
         Visual C++; and
         Visual Basic.

         In addition, VADC offers certification in several other areas, including:

         Bookkeeping;
         Restaurants;
         Paralegal; and
         Nutrition.

TEACHING MODEL

         VADC's teaching/learning model has the following major characteristics:

         Tuition. All VADC students must pay a registration fee to cover the costs of books, study manuals and other materials necessary for their studies. Generally, registration fees are approximately $450 and tuition fees range from $3,300 to $6,500. Scholarships and discounts are available to certain students. Frequently, tuition qualifies as a tax-deductible expense incurred as part of an effort to maintain or improve job-related skills.

         Curriculum. The standardized curriculum for each degree program is designed to provide students with specified levels of knowledge and skills regardless of delivery method or location. The curriculum provides for the achievement of specific educational outcomes and is designed to integrate academic theory and professional practice with a focus on application to the workplace. Although VADC is responsible for degree requirements and educational outcomes, students and their employers often provide input to our faculty in designing curriculum, and class projects are typically based on issues relevant to the companies and the human resources departments of companies that employ our students.

         Faculty. Faculty applicants must possess an earned master's or doctoral degree from an accredited institution and have a minimum of five years recent professional experience in a field related to the subject matter in which they seek to mentor. To help promote quality delivery of the curriculum, faculty members are required to:

         o        complete an initial assessment conducted by staff and faculty;

         o complete a series of certification workshops related to grading, facilitation of the teaching/learning model, oversight of study group activities, adult learning theory, and use of the Internet;

         o        participate in ongoing development activities; and

         o receive ongoing performance evaluations by students, peer faculty and staff.

         The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to instruction.

         VADC's mentor/faculty is comprised of approximately 16 full-time faculty and 22 part-time mentor/faculty. Most mentor/faculty members are recruited as the result of referrals from faculty, students and corporate contacts. All part-time faculty are contracted on a course-by-course basis.

         Online Chat. VADC students are encouraged to participate in an interactive live-chat email center which provides a forum for potential candidates or students to discuss any aspect of the educational process. This feature is available 24-hours a day, seven days a week.

         Interactive Learning. Courses are designed to combine individual and group activity with interaction between and among students and the instructor. The curriculum requires a high level of student participation for purposes of increasing the student's ability to work as part of a team.

         Learning Resources. Students and faculty members are provided with electronic and other learning resources for their information needs. These extensive electronic resources minimize VADC's need for capital-intensive library facilities and holdings.

         Low Attrition Rate. The VADC schools have less than a 15% student dropout rate, compared to a rate of more than 35% compared to traditional brick and mortar universities. VADC feels that its customer service and its targeted client, the mid-career adult, is responsible for this success.

         Academic Quality. Any student having earned a high school diploma, General Equivalency Diploma ("GED") or international equivalent may apply to any VADC bachelor's degree program. Any student having earned a Bachelor's degree or international equivalent, or registered in one of the VADC universities' combination Bachelor's/Master's degree program may apply to any VADC master's degree program. As is the case with traditional colleges and universities, VADC purchases the GED course content from major educational publishers. By having access to quality curricula, VADC may maintain high academic standards.

OTHER OPERATIONS

         The Global-E-BusinessGroup - www.global-e-businessgroup.com is a turnkey business-to-business marketing web site and program that is being developed and offers American businesses the opportunity to create an e-marketing presence in the emerging market of China. Its services are duplicated in Arabic and Spanish.

         This program is ideally suited for the small to medium/medium-large company who has little or no experience with global trade. By utilizing VADC's resources and personnel who have a command of the international markets, language and culture, participating businesses can utilize the Global-E-Business Group for:

         o        Language translation of their existing web site;

         o Maintaining, servicing and hosting of their foreign (and English) language web site;

         o        Translation of customer inquiries;

         o Assistance with foreign trade issues such as customs, shipping and governmental regulations;

         o        Travel arrangements; and

         o        Protocol aid and preparedness on cultural affairs and customs.

COMPETITION

         General. The market for online distance learning services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change as the market is characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by VADC. VADC expects competition not only to persist, but to increase. Increased competition may result in course price reductions, reduced margins and loss of market share. Competitors fall into several categories, including other online distance learning providers, traditional "snail mail" correspondence courses and traditional universities and colleges expanding their course offerings online. Several current and potential competitors have longer operating histories, larger installed student bases, greater name recognition, longer relationships with students and the public and significantly greater financial, technical, marketing and public relations resources.

         Admissions Standards. To gain admission to the undergraduate programs, applicants must have a high school diploma or GED and satisfy certain minimum grade point average, employment and age requirements. Additional requirements may apply to individual programs. Students already in undergraduate programs elsewhere may petition to be admitted on provisional status if they do not meet certain admission requirements.

         To gain admission to the graduate programs, students must have an undergraduate degree from an accredited college or university and satisfy minimum grade point average, work experience and employment requirements. Additional requirements may apply to individual programs. Students in graduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

         Academic Accountability. VADC utilizes an institution-wide system for the assessment of the educational outcomes of its students. The information generated is employed to improve the quality of the curriculum, the instruction and the teaching/learning model. VADC's undergraduate and graduate students complete a comprehensive cognitive (core degree subject matter) and affective (educational, personal and professional values) assessment prior to and upon the completion of their core degree requirements.

         Students in VADC programs evaluate both academic and administrative quality. This evaluation begins with a registration survey and continues with the evaluation of the curriculum, faculty, delivery method, instruction and administrative services upon the conclusion of each course. The evaluation also includes a survey of a random selection of graduates 2-3 years following their graduation. The results provide an ongoing basis for improving the teaching/learning model, selection of educational programs and instructional quality.

CUSTOMERS

         VADC's customers consist of working adult students, colleges and universities, governmental agencies and employers. Following is an approximate breakdown of students by the level of program they are seeking, as of September 25, 2000.

                     Programs

         Master's Degree                             42%
         Bachelor's Degree                           55
         Certificate Level                            3
                                              ------------------
         Total programs                             100%
                                              ==================

         Based on surveys, the average age of a VADC student is 33 years old, approximately 72% of VADC students are male and 28% female, the average annual household income of a VADC student is $56,000. Additionally, the average VADC student has some college experience and averages approximately seven years of work experience.

MARKETING

         To date, the bulk of VADC's marketing efforts have revolved around word of mouth efforts. Recently, VADC began experimenting with traditional print advertisements in USA Today, Business Week and other traditional print publications. In addition, VADC markets itself over the Internet through search engine optimization techniques.

EMPLOYEES

         As of October 2, 2000, VADC had approximately 12 full-time employees. None of the VADC's employees are represented by a labor union. VADC has not experienced any work stoppages and generally believes that its relationship with its employees is good.

GOVERNMENT REGULATION

         General. With the exception of state licensing regulation described below, VADC is subject to little governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for its services or otherwise have a material adverse effect on VADC's future operating performance.

         Licensing. Barrington University is licensed by the State Education Department of Alabama, which provides the basis for recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students. Barrinton will come up for re-licensing in June 2001.

         Accreditation. Accreditation is a system for recognizing educational institutions and their programs for performance, integrity and quality. In the United States, this recognition comes primarily from regional associations. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Also, certain scholarship grants are restricted to students attending institutions accredited by certain associations.

         VADC's member schools are accredited by the International Association of Universities and Schools, a non-profit independent international accreditation organization.

ITEM 2.  DESCRIPTION OF PROPERTY

         VADC's corporate headquarters are located at 6421 Congress Avenue, Suite 201, Boca Raton, Florida. This facility consists of approximately 3,400 square feet of office space, leased from a non-affiliated third party at an annual rent of approximately $39,000. The lease expires in July 2005.

         VADC's Canadian operations approximately 3,500 square feet of space in Vancouver, British Columbia which is paid for by its recruiter at that location.

         VADC believes that in the event that the leases with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.

ITEM 3.  LEGAL PROCEEDINGS

         VADC is not involved in any legal proceedings which would have a material effect on its business or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 1, 2000, a majority of VADC's stockholders approved by written consent VADC's 2000 Performance Equity Plan (the "2000 Plan").

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         VADC's common stock has been traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board under the symbol "VADC.OB" since January 4, 2000. The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices do not always represent actual transactions.

                                              High ($)     Low ($)
                                              --------     -------
First Quarter (commencing January 4, 2000)     7.50         4.25

Second Quarter                                 5.75         1.50

Third Quarter (through September 29, 2000)     3.50         1.34

         As of October 2, 2000, there were approximately 963 record owners of VADC common stock.

         VADC has never paid cash dividends on its common stock. VADC intends to keep future earnings, if any, to finance the expansion of its business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

         During the quarter ended June 30, 2000, VADC issued 1,100,000 shares of common stock to Gilder Funding Corp. for $440,000 in a private placement. Such shares were issued pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements appearing elsewhere in this Report. These financial statements reflect the consolidated operations of VADC for the year ended June 30, 2000 ("Fiscal 2000").

         The following may contain forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," anticipate," estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. VADC does not have a policy of updating forward-looking statements and thus it should not be assumed that silence over time means that actual events are bearing out as we estimated in such forward-looking statements.

         VADC is in the distance learning industry. VADC currently operates its main school, Barrington University, from Mobile, Alabama, where the school is licensed by the State of Alabama Department of Education, code of Alabama, Title 16-46-1 through 10. VADC offers degrees and training programs to students in 43 countries and in eight languages (English, Spanish, Chinese, Japanese, Korean, Portuguese, Russian and Arabic). The programs are virtual in their delivery format and can be completed from a laptop or home computer, worldwide. Many of these programs are offered as distance learning (correspondence) as well. VADC is recognized by governments in China, Egypt and Canada and offers these same programs internationally. In addition to degree completion programs, VADC focuses on training corporate personnel, which is considered a major growth area.

RESULTS OF OPERATIONS

         Revenue - For Fiscal 2000, the Company had a 38% increase in earned revenues to $1,150,664 from $833,018 for the fiscal year ended June 30, 1999 ("Fiscal 1999"). The increase in revenues is due primarily to an increase in the number of students that have been registered. VADC recognizes tuition as earned revenue over a 24-month period. Unearned revenue is the amount of tuition that has not yet been earned but is a receivable to VADC from its students.

         Unearned revenue at the beginning of Fiscal 2000:          $   701,655
         Tuition from students during Fiscal 2000:                    1,893,664
         Earned revenue:                                             (1,150,664)
                                                                    -----------
         Unearned revenue at end of Fiscal 2000:                    $ 1,444,655
                                                                    ===========

         Instruction and Educational Support consists of supplies such as textbooks to students, which vary with the revenue, and computer software and internet expenses. Instruction and Educational Support for Fiscal 2000 increased $159,077 or 10.6% as a percentage of revenue from Fiscal 1999. During Fiscal 2000, the costs of textbooks and related materials increased due to a new program with the Company's primary supplier. Software and Internet costs increased due to computer software upgrading in order for VADC to enter new markets and upgrade technology.

         Selling and Promotion - VADC is committed to increase its percentage of revenue received by concentrating more of its efforts on Internet optimization and the ranking of its web sites. Selling and promotion consist primarily of recruiting fees paid to 3rd party recruiters, advertising and travel expenses. Selling and promotion increased $175,668 or 8.7% as a percentage of revenue from Fiscal 1999. Recruiting fees went down by .9% as a percentage of sales while the cost of advertising increased by $46,016 or 3.7% of sales as we repositioned the Company to reach more students via the internet. Travel increased by $74,996 or 6% of sales as a result of travel relating to promoting the Company to both the investment community and the education community.

         General and Administrative Expenses - For Fiscal 2000, the Company's general and administrative expenses increased by $593,437 or 40% of revenue. This increase was primarily related to the relocation of VADC's general headquarters from New York to Florida, increased personnel to handle to growth of business, software development and additional professional services due to the cost of operating a public company.

LIQUIDITY AND CAPITAL RESOURCES

         For Fiscal 2000, the Company had $465,683 in cash and equivalents on hand to meet its obligations, which represented an increase of $455,961 from the beginning of Fiscal 2000.

         In February 2000, the Company consummated a private placement to an investor of 2,200,000 shares of common stock. This private placement raised a total of $990,000. Of the 2,200,000 shares sold, 1,100,000 shares were sold for $440,000 in cash and the balance of the shares were sold for a 7% unsecured promissory note (the "Promissory Note"), due February 10, 2001. Only 1,100,000 shares were issued, the balance of the shares will be issued upon receipt of payment of the Promissory Note. All of the funds from this private placement will be used a working capital.

         In June 2000, the Company entered into an agreement with a financial advisor to arrange a private placement or series of private placements of debt or equity securities. The private placements, if successful, will have estimated aggregate gross proceeds of not less than $5 million and up to a maximum of $20 million.

         For the year ended June 30, 1999 and 2000, the Company had a positive cash flow from operating activities of $164,013 and $115,932 respectively. We expect that the operations will continue to provide positive cash flows.

         The Company feels that with continued positive cash flow and the infusion of the additional working capital, the Company is well capitalized to fund its operations over the ensuing 12-month period, including the expected growth during this period.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending July 31, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on our results of operations, financial position or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         On August 28, 2000, VADC's Board of Directors recommended and approved the replacement of its principal accountants, Sweeney, Gates & Co. ("SG"). Also, on August 28, 2000, the Board of Directors recommended and approved the replacement firm of Grant Thornton LLP as VADC's independent auditors, effective August 28, 2000.

         SG has not issued an audit report on VADC's financial statements. During the period of SG's engagement, there were no disagreements with SG on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, had they not been resolved to the satisfaction of SG, would have caused it to make reference to the subject matter of such disagreements in connection with issuing its reports. Also, no reportable events, within the meaning of Item 304(a)(1)(v) of Registration S-K, occurred during the two most recently completed years and subsequent interim periods, preceding this change.

         VADC provided SG with these disclosures, and SG furnished a letter, addressed to the Securities and Exchange Commission, stating that it agreed with the statements contained herein.

                                    PART III

ITEM 9.  MANAGEMENT

         The following individuals comprise our management team:

         Steven M. Bettinger, 29 years old, has served as VADC's Chief Executive Officer, President and Director since 1993, when he founded the Company. Mr. Bettinger also founded Barrington University, Spanish University of America and Cyber University. Mr. Bettinger also founded in 1999 and serves as an executive officer and director of Continuing Care.com, a web portal developer for senior living and the senior service industry. In addition, Mr. Bettinger founded and later sold taxreturnsusa.com, one of the first online tax preparation companies. Mr. Bettinger received his B.S. in Business Administration (honors) from Syracuse University.

         Robert K. Bettinger, 63 years old, has served as the Chairman of the Board of Directors of VADC since 1993. Mr. Bettinger is also the President of Barrington University, VADC's primary Internet school. Mr. Bettinger graduated with an education degree from Long Island University and completed his Master's degree at Teacher's College, Columbia University. Mr. Bettinger was a teacher, counselor and administrator in the New York public school system from 1960 to 1977.

         Dr. Mahmoud Hassan, 49 years old, has served as Executive Vice President and director since 1997. From 1991 to the present, Dr. Hassan has served as a Lecturer in Mathematics and Computer Design and Freelance Graphics at Kingsborough Community College in New York. From 1993 to 1987, Dr. Hassan served as a Lecturer for Save the Children Adult Education Program in Egypt, where he taught courses in Space Planning and Interior Design. Dr. Hassan has served in managerial positions for projects undertaken by several Middle Eastern construction companies, mostly related to hotel design. Dr. Hassan received his Ph.D. (Interior Design) and MFA (Interior Design) from Pacific Western University, and his BAA (Interior Design) from the Faculty of Applied Arts, Kelwan University, Egypt.

         Andrew Lockwood, 32 years old, has served as a director since April 2000. Since April 2000, Mr. Lockwood has served as Executive Vice President--Business Development and General Counsel of Shochet Holding Corp. a publicly-traded financial services company based in South Florida. From April 1999 to April 2000, Mr. Lockwood was employed as an attorney in the corporate and securities department of Atlas Pearlman, P.A., a law firm located in Fort Lauderdale, Florida. From 1996 to March 1999, Mr. Lockwood was employed as an attorney in the corporate securities department of Graubard, Mollen & Miller, a law firm located in New York City. Mr.

Lockwood received his J.D. from St. John's University School of Law and his B.A. from Wesleyan University. Mr. Lockwood is a member in good standing of each of the New York and Florida Bar Associations.

         Jack P. Phelan, 51 years old, has served as a director since March 2000. Since June 1998, Mr. Phelan served as President of Helios International Asset Management, a registered investment advisor located in Boca Raton, Florida. From January 1995 to June 1998, Mr. Phelan served as President of Nicholson/Kenny Capital Management, a investment management firm located in Boca Raton, Florida. Mr. Phelan is a member of the Association of Investment Management Research, the New York Society of Security Analysis, the Financial Analysts Society of South Florida, the International Society of Financial Analysts and the International Association for Financial Planning. Mr. Phelan is also a member of MENSA and the International Society of Philosophical Enquiry.

         Directors are elected at each annual meeting of stockholders. Directors hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors. The Board of Directors held approximately six meetings during Fiscal 2000 and consented to approximately 20 corporate resolutions. There are no committees of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth information relating to the compensation the Company paid during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each executive officer who earned more than $100,000 during Fiscal 2000 (the "Named Executive Officer").

                                                                                              Long-Term
                                      Annual Compensation                                    Compensation
------------------------------------------------------------------------------------------------------------------------------
                                                                          Restricted   Securities
                                                         Other Annual       Stock      Underlying     LTIP
Name and Principal                     Salary    Bonus   Compensation       Awards       Options     Payouts     All Other
Position                Fiscal Year      ($)      ($)         ($)            ($)         SAR (#)       ($)      Compensation
------------------------------------------------------------------------------------------------------------------------------
Steven M. Bettinger,    2000          $133,692    -0-         -0-          $250,000      100,000       -0-           -0-
President and Chief
Executive Officer

EMPLOYMENT AGREEMENTS

         The Company is a party to an employment agreement with Steven M. Bettinger, its President and Chief Executive Officer, which was entered into December 1, 1999 for a term of two years. The employment agreement provides for an annual salary of $150,000, and a bonus determined in the sole discretion of the Company's Board of Directors. In connection with the employment agreement, Mr. Steven M. Bettinger was granted options under the 2000 Plan to purchase a total of 100,000 shares of common stock at an exercise price equal to $2.50 per share. The options vest 1/3 per year beginning one year from the date of grant. The employment agreement provides for automatic 12-month renewals unless the employment agreement is terminated by the Company or Steven M. Bettinger with 30 days prior written notice.

         The Company is a party to an employment agreement with Robert K. Bettinger, its Chairman of the Board of Directors and Secretary, which was entered into December 1, 1999 for a period of two years. The employment agreement provides for an annual salary of $10,800 and bonus determined in the sole discretion of the Company's Board of Directors. In connection with the employment agreement, Mr. Robert K. Bettinger was granted options under the 2000 Plan to purchase a total of 100,000 shares of common stock at an exercise price equal to $2.50. The options vest 1/3 per year beginning one year from the date of grant. The employment agreement provides for automatic 12-month renewals unless the employment agreement is terminated by the Company or Robert K. Bettinger with 30 days prior written notice.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2000 to the Named Executive Officer.

                                                                       % of Total
                                            Number of Shares        Options Granted   Exercise or
                                           Underlying Options       to Employees in    Base Price      Expiration
                                             Granted (#)(1)           Fiscal Year        ($/Sh)           Date
---------------------------------------------------------------------------------------------------------------------
Steven M. Bettinger..............               100,000                   21.86%         $2.50          May 2009

STOCK OPTIONS HELD AT END OF FISCAL 2000

         The following table indicates the total number and value of exercisable and unexercisable stock options held by the Named Executive Officer as of June 30, 2000. No options to purchase stock were exercised by the Named Executive Officer in Fiscal 2000.

                                           Number of Securities                        Value of Unexercised
                                          Underlying Unexercised                           In-the-Money
                                      Options at Fiscal Year-End (#)              Options at Fiscal Year-End ($)
                                   --------------------------------------    -----------------------------------------
Name                                 Exercisable         Unexercisable        Exercisable(1)         Unexercisable
-------------------------------    ----------------    ------------------    ------------------    -------------------
Steven M. Bettinger.........              0                 100,000                  0                     0

-------------
(1) Based on the over-the-counter Electronic Bulletin Board last sales price for the Company's common stock on October 2, 2000 in the amount of $2.25 per share.

2000 PERFORMANCE EQUITY PLAN

         On February 1, 2000, the Company adopted and implemented the 2000 Plan. The purpose of the 2000 Plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment the success of the Company is largely dependent. The 2000 Plan was effective as of February 1, 2000, and, unless sooner terminated by the Board of Directors of the Company in accordance with the terms thereof, shall terminate on February 1, 2010. The number of shares of common stock which may be issued under the 2000 Plan is 1,000,000. As of October 2, 2000, options to purchase a total of 457,500 had been granted pursuant to the 2000 Plan, all of which are outstanding and none of which are exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides certain information regarding our common stock beneficially owned as of October 2, 2000 by:

         o each person who is known by us to own beneficially 5% or more of our common stock;

         o        each of our executive officers and directors; and

         o        all of our executive officers and directors as a group.

In accordance with SEC rules, options or warrants not exercisable within 60 days of this report are not considered part of the holder's beneficial ownership. As of October 2, 2000, there were 7,578,617 shares of common stock outstanding. Unless otherwise stated, the address for the beneficial shareholder is 6421 Congress Ave., Suite 201, Boca Raton, Florida 33487.

           Name and Address of               Number of Shares of Common Stock
           the Beneficial Owner                     Beneficially Owned                       Percentage %
-----------------------------------------------------------------------------------------------------------------------
Steven M. Bettinger                                      2,670,000                               35.23
Robert K. Bettinger                                      1,270,000                               16.76
Mahmoud Hassan
   3235 Emmons Ave. Apt 320
   Brooklyn, NY 11235                                        0                                     0
Andrew Lockwood
   Shochet Securities, Inc.
   405 Plaza Real
   Boca Raton, FL 33432                                      0                                     0
Jack Phelan                                                  0                                     0
Gilder Funding Corp. (1)
   12000 N. Bayshore Drive, Suite 210,
   North Miami, FL  33181                                1,100,000(1)                            14.51
-----------------------------------------------------------------------------------------------------------------------
All executive officers and
Directors as a group (5 persons)                         3,940,000                               52.4%
-----------------------------------------------------------------------------------------------------------------------

(1) Does not include 1,100,000 additional shares issuable to Gilder Funding Corp. upon satisfaction of the
    Promissory Note. See Item 6 of Management's Discussion and Analysis or Plan of Operations.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

          3.1     Form of Registrant's Certificate of Incorporation(1)
          3.2     Form of Registrant's Amended and Restated Bylaws(1)
         10.1     Form of 2000 Performance Equity Plan(1)*
         10.2 Employment Agreement between the Registrant and Steven M. Bettinger(1)
         10.3 Employment Agreement between the Registrant and Robert K. Bettinger(1)
         27.1     Financial Data Schedule (SEC use only)

 *  Management Compensation Plan or Arrangement
(1) Filed herewith

(b)      Reports on 8-K

         On August 30, 2000, VADC filed a current report on Form 8-K to disclose that VADC had changed its Independent Certifying Accountants from Sweeney, Gates & Co. to Grant Thornton LLP.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on October 6, 2000.

                           Virtual Academics.com, Inc.

                           By: /s/ Steven M. Bettinger
                               ------------------------
                               Steven M. Bettinger
                               Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated above.

SIGNATURE                                    TITLE                               DATE
---------                                    -----                               ----
/s/ Steven M. Bettinger       Chief Executive Officer, President and       October 6, 2000
-----------------------       Director
Steven M. Bettinger

/s/ Robert K. Bettinger       Chairman of the Board of Directors           October 6, 2000
-----------------------       (Principal Accounting and Financial
Robert K. Bettinger           Officer)

/s/ Mahmoud Hassan            Executive Vice President and Director        October 6, 2000
-----------------------
Mahmoud Hassan

/s/Andrew Lockwood            Director                                     October 6, 2000
-----------------------
Andrew Lockwood

/s/ Jack P. Phelan            Director                                     October 6, 2000
-----------------------
Jack P. Phelan

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Virtual Academics.com, Inc.

We have audited the accompanying consolidated balance sheet of Virtual Academics.com, Inc. and Subsidiaries (the "Company") as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virtual Academics.com, Inc. and Subsidiaries at June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Miami, Florida
September 19, 2000

To the Partners
International Educational Group, L.L.C.


                          INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying combined balance sheet of International Educational Group, L.L.C. as of June 30, 1999 and the related combined statement of operations for the twelve month period ending June 30, 1999, and combined statement of cash flows and the combined statement of partners' equity for the twelve months ended June 30, 1999. These financial statements are the responsibility of International Educational Group, L.L.C.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of International Educational Group, L.L.C. as of June 30, 1999 and the results of its operations for the twelve month period ending June 30, 1999 and its cash flows and partners' equity for the twelve months ended June 30, 1999, in conformity with generally accepted accounting principles.



Michael G. Chandross, CPA, P.A.
Pompano Beach, Florida

August 26, 1999 (except as to note 3, which is as of September 29, 1999 and note 6, which is as of October 6, 1999)

                  Virtual Academics.com, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                     ASSETS

                                                                                     2000               1999
                                                                             ----------------    ---------------
Current assets
     Cash and cash equivalents                                               $        465,683    $         9,722
     Tuition receivable, current, net of allowance for doubtful accounts of approximately $72,000 and $67,000 in 2000
       and 1999                                                                       958,438            556,541
     Prepaid recruiting fees, current                                                  90,835            144,403
     Other prepaid expenses                                                            47,859                 -
                                                                             ----------------    ---------------
                  Total current assets                                              1,562,815            710,666

Property and equipment
     Computer equipment                                                                22,577             14,826
     Furniture and fixtures                                                            35,386             20,060
                                                                             ----------------    ---------------
                                                                                       57,963             34,886
     Less:  Accumulated depreciation                                                  (16,033)           (13,011)
                                                                             ----------------    ---------------

                  Total property and equipment                                         41,930             21,875

Other assets
     Tuition receivable, non-current, net of allowance
       for doubtful accounts of approximately $28,000 and
       $17,000 in 2000 and 1999                                                       277,371            139,135
     Prepaid recruiting fees, non-current                                              45,285             14,311
     Security deposits                                                                  7,032              4,400
                                                                             ----------------    ---------------

                  Total assets                                               $      1,934,433    $       890,387
                                                                             ================    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                        $          9,069    $        17,259
     Unearned revenue                                                               1,023,136            638,387
     Accrued recruiting fees                                                           99,406            125,890
     Income tax payable                                                                    -               4,427
     Other accrued expenses                                                           132,574              5,442
                                                                             ----------------    ---------------
                  Total current liabilities                                         1,264,185            791,405

Non-current liabilities
     Unearned revenue                                                                 421,529             63,268
     Accrued recruiting fees                                                           38,977             31,472
                                                                             ----------------    ---------------

                  Total non-current liabilities                                       460,506             94,740

Stockholders' equity
     Preferred stock, authorized 1,000,000 shares, par value $.001 in 2000 and .00001 in 1999 issued and outstanding 0 shares
       in 2000 and 1999                                                                     -                  -
     Common stock, authorized 11,000,000 shares, par value $.001 in 2000 and .00001 in 1999 issued and outstanding 7,483,233
       shares in 2000 and 746,660 shares in 1999                                        7,483                746
     Capital paid-in excess of par value                                            1,273,140                  -
     Note receivable from subscription                                               (550,000)                 -
     Accumulated (deficit) earnings                                                  (520,881)             3,496
                                                                             ----------------    ---------------
                  Total stockholders' equity                                          209,742              4,242
                                                                             ----------------    ---------------

                  Total liabilities and stockholders' equity                 $      1,934,433    $       890,387
                                                                             ================    ===============

The accompanying notes are an integral part of these statements.

                  Virtual Academics.com, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years Ended June 30,

                                                                                    2000                1999
                                                                             ----------------    ---------------
Revenues                                                                     $      1,150,664    $       833,018

Costs and expenses
     Instruction and educational support                                              254,832             95,755
     Selling and promotion                                                            374,943            199,275
     General and administrative expenses                                              942,598            349,161
                                                                             ----------------    ---------------

                  Total costs and expenses                                          1,572,373            644,191
                                                                             ----------------    ---------------

                  (Loss) income from operations                                      (421,709)           188,827

Interest income                                                                         7,031                 -
                                                                             ----------------    ---------------

                  (Loss) income before provision for income taxes                    (414,678)           188,827

(Benefit) provision for income taxes                                                   (6,132)             6,060
                                                                             ----------------    ---------------

                  Net (Loss) income                                          $       (408,546)   $       182,766
                                                                             ================    ===============

Per share data (Notes A and D)

(Loss) earnings per common share - basic and diluted                         $           (.06)   $           .24
                                                                             ================    ===============

Pro forma net income (UNAUDITED)

                  (Loss) income before (benefit) provision for
                      income taxes                                           $       (414,678)   $       188,827
                                                                             ================    ===============

(Benefit) provision for income taxes                                         $         (6,132)   $        64,651
                                                                             ================    ===============

                  Net (Loss) income                                          $       (408,546)   $       124,176
                                                                             ================    ===============

Pro forma net (loss) income per share, basic and diluted                     $           (.06)   $           .17
                                                                             ================    ===============

The accompanying notes are an integral part of this statement.

                  Virtual Academics.com, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                            Year Ended June 30, 2000

                                                                            Note
                                                                         Receivable
                                 Common Stock          Capital Paid         from        Accumulated
                          -------------------------    In Excess of       Issuance       (Deficit)
                              Shares      Amount         Par Value        of Stock        Earnings         Total
                          -----------   -----------   -------------    -------------   -------------    ------------
Balance
  June 30, 1998               746,660   $      746    $          -     $          -    $     (28,978)   $    (28,232)

Net income                         -             -               -                -          182,766         182,766

Distributions                      -             -               -                -         (150,292)       (150,292)

Adjustments for
  reverse merger                   -             -               -                -               -               -
                          -----------   -----------   -------------    -------------   -------------    ------------

Balance
  July 1, 1999                746,660   $      746    $          -     $          -    $       3,496    $      4,242

Net income to
  December 8, 1999                 -             -               -                -          112,335         112,335

Distributions                      -             -               -                -          (88,250)        (88,250)

Adjustments for
  reverse merger            5,600,073        5,600           37,902               -          (27,581)         15,921
                          -----------   -----------   -------------    -------------   -------------    ------------

Balance, December 8,
  1999                      6,346,733        6,346           37,902               -               -           44,248

Net loss from December 9,
  1999 to June 30, 2000            -             -               -                -         (520,881)       (520,881)

Issuance of stock as
  compensation to
  consultants                  36,500           37          246,338               -               -          246,375

Sale of stock               1,100,000        1,100          438,900               -               -          440,000

Stock subscribed for               -             -          550,000         (550,000)             -               -
                          -----------   -----------   -------------    -------------   -------------    ------------

Balance
  June 30, 2000             7,483,233   $    7,483    $   1,273,140    $    (550,000)  $    (520,881)   $    209,742
                          ===========   ===========   =============    =============   =============    ============


The accompanying notes are an integral part of this statement.

                  Virtual Academics.com, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years Ended June 30,

                                                                                     2000                1999
                                                                             ----------------    ---------------
Cash flows from operating activities
     Net (loss) earnings                                                     $       (408,546)   $       182,766
     Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
         Depreciation                                                                   7,587              5,341
         Consulting expense on common stock issued to non-employees                   246,375                 -
         (Increase) decrease in assets
              Tuition receivable, current                                            (401,897)          (394,714)
              Prepaid recruiting fees, current                                         53,568           (140,636)
              Other prepaid expenses                                                  (47,859)                -
              Other assets
                  Tuition receivable, non-current                                    (138,236)           (98,678)
                  Prepaid recruiting fees, non-current                                (30,974)           (13,968)
                  Security deposits                                                    (2,632)                -
         Increase (decrease) in liabilities
              Accounts payable                                                         (8,190)             1,626
              Unearned revenue, current                                               384,749            487,703
              Accrued recruiting fees, current                                        (26,484)           121,967
              Due to Partner                                                               -             (62,394)
              Income taxes payable                                                     (4,427)             2,416
              Other accrued expenses and taxes payable                                127,132             (7,296)
              Other liabilities
                  Unearned revenue, non-current                                       358,261             49,542
                  Accrued recruiting fees, non-current                                  7,505             30,338
                                                                             ----------------    ---------------
                      Net cash provided by operating activities                       115,932            164,013

Cash flows used in investing activities
     Acquisition of property and equipment                                            (27,642)           (13,862)
                                                                             ----------------    ---------------
                      Net cash used in investing activities                           (27,642)           (13,862)

Cash flows from financing activities
     Proceeds from sale of common stock                                               440,000                 -
     Adjustments made pursuant to reverse merger                                       15,921                 -
     Distributions to members prior to merger                                         (88,250)          (150,292)
                                                                             ----------------    ---------------
                      Net cash provided by (used in) financing activities             367,671           (150,292)
                                                                             ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                                  455,961               (141)

Cash and cash equivalents
     At beginning of year                                                               9,722              9,863
                                                                             ----------------    ---------------

     At end of year                                                          $        465,683    $         9,722
                                                                             ================    ===============

Supplemental information:
     Interest paid                                                           $             29    $         1,672
                                                                             ================    ===============

     Income taxes paid                                                       $             -     $            -
                                                                             ================    ===============

Non-cash financing activities
     In February 2000, the Company recorded a $550,000 subscription note receivable as described in Note D.

The accompanying notes are an integral part of these statements.

                  Virtual Academics.com, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

NOTE A - OWNERSHIP AND OPERATIONS

     Virtual Academics.com, Inc. (the "Company") is engaged in distance learning through its subsidiaries to provide Internet education to students throughout the world. The business is conducted under the name of Barrington University (the "School") and Virtual Academics.com, Inc.

     The International Association of Universities and Schools and the Global Accreditation Association accredits the School; the Alabama Department of Education licenses the School. The Company's administrative and sales office is located in Boca Raton, Florida. There are also arrangements with several international universities that confer dual degrees with the School whereas, based on the School's approval of the curriculum, a degree will be issued by the School upon completion of the students' studies at an international university.

     On December 8, 1999, Steve Bettinger and Robert Bettinger (the Bettingers) acquired 4,200,000 shares of Donnebrooke Corp. from a principal stockholder. After the purchase of these shares Donnebrooke Corp. had 6,346,733 shares outstanding. Accordingly, the Bettingers owned approximately 66% of Donnebrooke Corp.'s outstanding common shares after the purchase. In connection with the purchase of Donnebrooke Corp.'s shares, the Bettingers, also owners of International Educational Group, LLC, and its subsidiaries, Barrington University, Inc., an Alabama Corporation, and Spanish University of America Foundation, Inc., transferred their interest in these companies to Donnebrooke Corp. Donnebrooke Corp. then changed its name to Virtual Academics.com, Inc.

     Since Donnebrooke was inactive and had no operations, for accounting purposes the acquisitions of the Bettingers' entities were accounted for as a reverse merger and recapitalization. Therefore, the financial statements of the Company reflect the assets, liabilities and operations of the Bettingers' entities as if they had been the reporting entity since inception.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

                                                                     (continued)

                  Virtual Academics.com, Inc. and Subsidiaries

                                  June 30, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Management Estimates

     The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Examples are the provision for doubtful accounts, unearned revenue, and prepaid and accrued recruiting fees. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     All cash and money market accounts are reported as Cash and Cash
     Equivalents.

     Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, tuition receivables and accounts payable approximate fair value due to the short term maturities of these instruments.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to seven years.

     Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     Stock-based Compensation

     Options granted under the Company's Stock Option Plan are accounted for Under APB 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of its stock on the grant date. Accordingly, no compensation cost is recognized for those options granted. Stock issued in lieu of compensation is valued at the fair market value of the stock at the date of issuance.

                                                                     (continued)

                  Virtual Academics.com, Inc. and Subsidiaries

                                  June 30, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Revenue Recognition

     The school's curriculum is designed to allow a student to earn a degree or certificate by self-study. Each student, upon registration, is given an ID number and a password to begin his/her studies. Enrollment is completed upon the receipt of an initial payment at which time all of the course materials, which include core textbooks, are delivered to the student. The school offers a variety of degree and certificate programs and students are requested to complete payment within one year of enrollment, but two-year payment plans are offered upon request. All payment plans are without interest. Degrees are not conferred if a student is not fully paid.

     Revenue is recognized as earned as the student completes his or her course of study. A 24 month period is used as the estimated time period for the average degree completion, and revenue is recognized on the straight-line method over this 24 month period.

     Revenue earned from students participating in dual degree programs with foreign universities is recognized when the degree is issued upon graduation.

     In fiscal 2000, one recruiter's recruiting efforts accounted for approximately 25% of the Company's total revenues.

     Tuition Receivable

     The Company, in the ordinary course of business finances the tuition, without interest, over a period of up to twenty-four months. Because a significant part of the tuition is deferred, the Company does not impute interest with respect to receivables that mature in more than one year.

     Tuition receivables are stated at the amount of unpaid principal, reduced by an allowance for loans losses. Provisions for estimated losses on student loans are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of tuition receivables based upon historical trends, economic conditions and other information.

     Recruiting Fees

     Students learn about the school via the Internet or are recruited through a worldwide network of recruiters. Recruiters are paid upon receipt of tuition payment by the student. Recruiting fees are accrued for the tuition due the Company, and prepaid for the revenue that has been deferred. Recruiting fees are amortized over 24 months to match the revenue recognition period.

                                                                     (continued)

                  Virtual Academics.com, Inc. and Subsidiaries

                                  June 30, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Research and Development

     All costs incurred for research and development are expensed.

     Instruction and Education Support

     Instruction and educational support consists of supplies such as textbooks to students, computer software and internet expenses.

     Advertising

     Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2000 and 1999 totaled $59,506 and $ 13,489, respectively.

     Income Taxes

     Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. In addition, the current or deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amounts of taxes payable currently or in future years.

     The pro forma income taxes on the statement of operations for fiscal 2000 does not reflect income taxes on results of operations before the merger as operations for the year then ended resulted in a net loss for which income taxes would not be applicable. Pro forma income taxes for 1999 have been provided to reflect the taxes that would have otherwise been payable if the Company was not operating as an LLC.

     Computer software

     The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

     Earnings Per Share

     Basic net earnings per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive in 2000. The reconciliation between the computations is as follows:

                       Net (Loss) Income    Basic Shares      Basic EPS
                       -----------------  --------------   -------------
         2000            $   (408,546)      6,804,506      $     (.06)
         1999            $    182,766         746,660      $      .24

     Not included in basic shares are the weighted average common stock equivalents of 457,500 because they are anti-dilutive in 2000.

     Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending July 31, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on our results of operations, financial position or cash flows.

     Reclassifications

     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

                                                                     (continued)

                  Virtual Academics.com, Inc. and Subsidiaries

                                  June 30, 2000


NOTE C - COMMITMENTS

     Employment Agreements

     The Company has entered into employment agreements with two of its executive officers for a 24 month period, subject to automatic renewals of 12-month terms unless terminated by the Company or the employee with a 30 day prior written notice.

     In addition to an annual salary of $150,000 and $10,800 for the President and Chief Executive Officer and the Chairman of the Board and Secretary, respectively, the agreements entitle the officers to receive options to purchase 100,000 shares of common stock of the Company each year of employment.

     The agreements also provide for the receipt of an annual bonus at the discretion of the Board of Directors. The bonus may take the form of cash, options to purchase common stock of the Company or restricted stock of the Company.

     Leases

     The Company leases its Florida offices under a lease that expires in 2005. Future minimum rental payments required under this operating lease is as follows:

                   Period Ended June 30, 2001            $  39,090
                   Period Ended June 30, 2002               39,090
                   Period Ended June 30, 2003               20,652
                   Period Ended June 30, 2004               16,965
                   Period Ended June 30, 2005               16,965

     Rent expense for the twelve-month periods ended June 30, 2000 and 1999 was $51,722 and $58,615, respectively.

NOTE D - COMMON STOCK

     On February 1, 2000, the company adopted a stock option plan (the "2000 Performance Equity Plan") for periods not to exceed ten years. The plan provides for a maximum of 1,000,000 shares of common stock to be awarded of both incentive stock options and nonqualified stock options. The exercise price of common shares issued pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years. There were no options exercised or forfeited during the year.

                                                                     (continued)

                  Virtual Academics.com, Inc. and Subsidiaries

                                  June 30, 2000

NOTE D - COMMON STOCK - Continued

     The exercise price of all options granted by the Company equals the market price at the date of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below for the year ended June 30, 2000:

                  Net earnings
                      As reported                      $(408,546)
                      Pro forma                         (435,788)

                  Basic earnings per share
                      As reported                           (.06)
                      Pro forma                             (.06)

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2000: dividend yield of -0- percent; expected volatility of 52 percent; risk-free interest rate of 5.79 percent and an expected holding periods of 5 years.



                                                                     (continued)

                  Virtual Academics.com, Inc. and Subsidiaries

                                  June 30, 2000


NOTE D - COMMON STOCK - Continued

     A summary of the status of the Company's fixed stock options as of June 30, 2000 and changes during the year ending on that date is as follows:

                                                                               Weighted
                                                                                Average
                                                             Shares            Exercise
                                                              (000)             Price
                                                        --------------      --------------
          Outstanding at beginning of year                          -                 -
          Granted                                              457,500             2.51
          Exercise                                                  -                 -
          Forfeited                                                 -                 -
                                                        --------------      --------------

          Outstanding at end of year                           457,500             2.51
                                                        ==============      ==============

          Options exercisable at end of year                        -

          Weighted-average fair value of options
            granted during the year                     $        1.29


     The following information applies to options outstanding at June 30, 2000.

                                                            Options Outstanding            Options Exercisable
                                                       ----------------------------    -----------------------
                                                        Weighted -
                                                          Average       Weighted -                   Weighted -
                                                        Remaining         Average                      Average
                                           Shares      Contractual        Exercise        Shares       Exercise
     Range of Exercise Prices                (000)           Life            Price          (000)          Price
     ------------------------           -----------    ------------     -----------    -------------- ----------
     $2.50 to $2.656                     457,500          10.87            2.51                -             -

     In February 2000, the Company entered into a subscription agreement for a total of 2,200,000 shares of common stock. The shares were purchased for an aggregate amount of $990,000. The purchase price is payable as $440,000 in cash for the initial 1,100,000 shares of common stock and the issuance of a 7% promissory note in the principal amount of $550,000 for the remaining 1,100,000 shares of common stock. The note matures on February 2, 2001. The remaining shares of common stock are retained by the Company until the note is satisfied in full.

                  Virtual Academics.com, Inc. and Subsidiaries

                                  June 30, 2000


NOTE E - CAPITAL RAISING

     On June 21, 2000, the Company entered into an agreement with an investment banker to arrange a private placement or series of private placements of debt or equity securities of the Company. The private placement will have estimated aggregate gross proceeds of not less than $5 million and up to a maximum of $20 million. The investment banker will also assist the company with respect to business analysis, management and potential acquisitions. The agreement expires no later than 180 days from inception. In addition to the retainer fee, expenses and a placement fee, the advisor is entitled to receive 5% of the common shares outstanding in the form of purchase warrants at $ .01 per share. The warrants are to be issued, 3% on the date the agreement was signed, 1% on the first closing of not less than $ 5 million, and 1% on the second closing date. The investment banker is also entitled to receive additional warrants equal to 10% of the shares of any private placements made. These additional warrants will have an exercise price equal to the share price paid pursuant to the private placement.

NOTE F - INCOME TAXES

     Benefit for income taxes for the year ended June 30, 2000 of $6,132 represents an accrual that was reversed which was made prior to the reverse merger. Prior to the reverse merger, International Educational Group L.L.C. was a limited liability company and was not required to pay any Federal or State income taxes. For the year ended June 30, 1999, the provision for income taxes consists of current expense in the amount of $6,060 for Barrington University, Inc.

     Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which give rise to net deferred tax assets follow:

                                                                      2000               1999
                                                               ---------------    ----------------
         Deferred tax benefits (liability) - current
              Allowance for doubtful accounts                  $        39,466    $         33,270
              Cash to accrual conversion                                (8,500)            (11,334)

         Deferred tax benefits - noncurrent
              Depreciation                                               5,755                 105
              Net operating loss carryforward                          141,452                  -
              Other, net                                                    -                   -
                                                               ---------------    ----------------
                  Total deferred tax assets                            178,173              22,041

         Less:  Valuation allowance                                   (178,173)            (22,041)
                                                               ---------------    ----------------

                                                               $            -     $             -
                                                               ===============    ================

     The Company's effective tax rate is lower than the statutory rate due to the 100% valuation allowance on the deferred tax assets.

                  Virtual Academics.com, Inc. and Subsidiaries

                                  June 30, 2000


NOTE F - INCOME TAXES - Continued

     The Company recorded a full valuation allowance for the deferred tax assets at June 30, 2000 and 1999 as the Company's ability to realize these benefits is not "more likely than not". Accordingly, no net deferred tax assets are reported in the accompanying balance sheets at June 30, 2000 and 1999.

NOTE G - RELATED PARTY TRANSACTIONS

     The majority shareholders of the company are also the majority shareholders of a consulting company that renders services to the Company. During the year ended June 30, 2000 fees paid to the consulting company amounted to $30,900.

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
    3.1           Form of Registrant's Certificate of Incorporation
    3.2           Form of Registrant's Amended and Restated Bylaws
   10.1           Form of 2000 Performance Equity Plan
   10.2           Employment Agreement between the Registrant and Steven M.
                  Bettinger
   10.3           Employment Agreement between the Registrant and Robert K.
                  Bettinger
   27.1           Financial Data Schedule