Form 10KSB/A
period 2000-06-30
VIRTUAL ACADEMICS COM INC
filed 2000-11-14
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                Amendment No. 1

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

         In addition, the majority of colleges and universities provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer and winter breaks. In addition, this structure generally requires working adults to attend one or more courses three times a week, commute to a central site, take work time to complete administrative requirements and, in undergraduate programs, participate passively in an almost exclusively lecture-based learning format primarily focused on a theoretical presentation of the subject matter. For the majority of working adults, earning an undergraduate degree in this manner would take seven to ten years. In recent years, many regionally accredited colleges and universities have begun offering more flexible programs for working adults, although their focus appears to remain on 18 to 24-year old students.

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

         VADC is not accredited by any of the recognized regional associations. VADC's member schools are accredited by the International Association of Universities and Schools, a non-profit independent accreditation organization founded by a group of schools, including VADC.

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

         Robert K. Bettinger, 63 years old, has served as the Chairman of the Board of Directors of VADC since 1993. Mr. Bettinger is also the President of Barrington University, VADC's primary Internet school. Mr. Bettinger graduated with an education degree from Long Island University. Mr. Bettinger was a teacher, counselor and administrator in the New York public school system from 1960 to 1977.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned and duly authorized on November 13, 2000.

                           Virtual Academics.com, Inc.

                           By: /s/ Steven M. Bettinger
                               ------------------------
                               Steven M. Bettinger
                               Chief Executive Officer and President