Form 10QSB
period 2000-09-30
VIRTUAL ACADEMICS COM INC
filed 2000-11-14
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission File Number: 033-25900

                           Virtual Academics.com, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                           75-2228820
      ----------------------------         ----------------------------
      (State or other jurisdiction         (IRS Employer Identification
            of Incorporation)                        Number)

           6421 Congress Avenue, Suite 201, Boca Raton, Florida 33432
           ----------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (561) 994-4446
--------------------------------------------------------------------------------

Check whether the issue: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]   No[X]

                         APPLICABLE TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

On November 8, 2000, the Issuer had outstanding 7,503,617 shares of common stock, $.001 par value.

                           VIRTUAL ACADEMICS.COM, INC.

                                      INDEX

PART 1: FINANCIAL INFORMATION                                               PAGE

ITEM 1:

Consolidated Balance Sheets
   as of September 30, 2000 (Unaudited) and June 30, 2000.................    3

Consolidated Statements of Income
   for the three months ended September 30, 2000 (Unaudited)
   and 1999 (Unaudited)...................................................    4

Consolidated Cash Flow Statements
   for the three months ended September 30, 2000 (Unaudited)
   and 1999 (Unaudited)...................................................    5

Condensed Notes to Consolidated Financial Statements......................    6

ITEM 2:

Management's Discussion and Analysis
   of Financial Condition and Results of Operations.......................    6

PART II: OTHER INFORMATION

Other Information.........................................................   10

Signature.................................................................   11

PART I -- FINANCIAL INFORMATION

                           VIRTUAL ACADEMICS.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                SEPTEMBER 30, 2000   JUNE 30, 2000
                                                                                    (Unaudited)
                                                                                    -----------       -----------
Current assets
     Cash and cash equivalents                                                      $   589,639       $   465,683
     Tuition receivable, current, net of allowance for doubtful
        accounts of approximately $125,000 and $72,000, respectively                  1,422,917           958,438
     Prepaid recruiting fees, current                                                    90,685            90,835
     Other prepaid expenses                                                              27,500            47,859
                                                                                    -----------       -----------
                                      Total current assets                            2,130,741         1,562,815
Property and equipment
     Computer equipment                                                                  24,649            22,577
     Furniture and fixtures                                                              36,684            35,386
                                                                                    -----------       -----------
                                                                                         61,333            57,963

     Less: Accumulated depreciation                                                     (18,608)          (16,033)
                                                                                    -----------       -----------
                                      Total property and equipment                       42,725            41,930
Other assets
     Tuition receivable, non-current, net of allowance for doubtful
        accounts of approximately $117,000 and $28,000, respectively                    279,383           277,371
     Prepaid recruiting fees, non-current                                                34,535            45,285
     Security deposits                                                                    7,032             7,032
                                                                                    -----------       -----------
                                      Total assets                                  $ 2,494,416       $ 1,934,433
                                                                                    ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                               $    27,431       $     9,069
     Unearned revenue                                                                 1,521,653         1,023,136
     Accrued recruiting fees                                                             56,558            99,406
     Other accrued expenses                                                              19,969           132,574
                                                                                    -----------       -----------
                                      Total current liabilities                       1,625,611         1,264,185
Non-current liabilities
     Unearned revenue                                                                   615,036           421,529
     Accrued recruiting fees                                                             13,292            38,977
                                                                                    -----------       -----------
Stockholders' equity
     Preferred stock, authorized 1,000,000 shares, par value $.001
         Issued and Outstanding 0 shares                                                     --                --
         Common Stock, Authorized 11,000,000 shares, par value $.001
         Issued and Outstanding 7,503,617 shares and 7,483,233, respectively              7,503             7,483
     Capital paid-in excess of par value                                              1,328,425         1,273,140
     Note receivable from subscription                                                 (550,000)         (550,000)
     Accumulated deficit                                                               (545,451)         (520,881)
                                                                                    -----------       -----------
                                      Total Stockholders' Equity                        240,477           209,742
                                                                                    -----------       -----------
                                      Total Liabilities and Stockholders' Equity    $ 2,494,416       $ 1,934,433
                                                                                    ===========       ===========

        The accompanying notes are an integral part of these statements

                           VIRTUAL ACADEMICS.COM, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                            2000            1999
                                                                                        (Unaudited)     (Unaudited)
                                                                                        -----------     -----------
Revenues                                                                                $   477,864     $   262,658

Costs and expenses
     Instruction and educational support                                                     56,174          41,684
     Selling and promotion                                                                   77,266          48,882
     General and administrative expenses                                                    377,051         109,694
                                                                                        -----------     -----------
                                      Total costs and expenses                              510,491         200,260
                                                                                        -----------     -----------
                                      Income (loss) from operations                         (32,627)         62,398

Interest income                                                                               8,057              --
                                                                                        -----------     -----------
                                      Income (loss) before provision for income taxes       (24,570)         62,398

Provision for income taxes                                                                       --           3,314
                                                                                        -----------     -----------
                                      Net income (loss)                                 $   (24,570)    $    59,084
                                                                                        ===========     ===========

Weighted average shares outstanding                                                       7,498,078       4,200,000
                                                                                        ===========     ===========
Net income per share, basic and diluted                                                 $        --     $      0.01
                                                                                        ===========     ===========
Pro forma net income (unaudited)
(Loss) income before (benefit) provision for income taxes                               $   (24,570)    $    62,398

Provision for income taxes                                                                       --          20,148
                                                                                        -----------     -----------
                                      Net income (loss)                                 $   (24,570)    $    42,250
                                                                                        ===========     ===========
Pro forma net income per share, basic and diluted                                       $        --     $      0.01
                                                                                        ===========     ===========

         The accompanying notes are an integral part of this statement.

                           VIRTUAL ACADEMICS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                   2000          1999
                                                                                                (Unaudited)   (Unaudited)
                                                                                                 ---------     ---------
Cash flows from operating activities
     Net earnings (loss)                                                                         $ (24,570)    $  59,084
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
         Depreciation                                                                                2,575         1,139
         Consulting expense on common stock issued to non-employees                                 55,305            --
         (Increase) decrease in assets
              Tuition receivable, current                                                         (464,479)       17,531
              Prepaid recruiting fees, current                                                         150         4,349
              Other prepaid expenses                                                                20,359            --
              Other assets
                  Tuition receivable, non-current                                                   (2,012)        4,383
                  Prepaid recruiting fees, non-current                                              10,750        (5,452)
         Increase (decrease) in liabilities
              Accounts payable                                                                      18,362         4,485
              Unearned revenue, current                                                            498,517       (19,223)
              Accrued recruiting fees, current                                                     (42,848)       (3,966)
              Income taxes payable                                                                      --         3,314
              Other accrued expenses and taxes payable                                            (112,605)        3,285
              Other liabilities
                  Unearned revenue, non-current                                                    193,507        24,100
                  Accrued recruiting fees, non-current                                             (25,685)         (991)
                                                                                                 ---------     ---------
                  Net cash provided by operating activities                                        127,326        92,038
                                                                                                 ---------     ---------
Cash flows from investing activities
     Acquisition of property and equipment                                                          (3,370)           --
                                                                                                 ---------     ---------
                  Net cash used by investing activities                                             (3,370)           --
                                                                                                 ---------     ---------
Cash flows from financing activities
     Distributions to members prior to merger                                                           --       (52,152)
                                                                                                 ---------     ---------
                  Net cash provided (used) by financing activities                                      --       (52,152)
                                                                                                 ---------     ---------
Net increase in cash and equivalents                                                               123,956        39,886

Cash and cash equivalents
     At beginning of period                                                                        465,683         9,722
                                                                                                 ---------     ---------
     At end of period                                                                            $ 589,639     $  49,608
                                                                                                 =========     =========
Supplemental information:
     Interest paid                                                                               $      --     $      --

     Income taxes paid                                                                           $      --     $      --

         The accompanying notes are an integral part of this statement.

                           VIRTUAL ACADEMICS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

         Virtual Academics.com, Inc. ("VADC" or the "Company") is a distance learning company that provides Internet education to students throughout the world. The business is conducted under the names of Barrington University and Virtual Academics.com, Inc.

         The consolidated balance sheet as of September 30, 2000, the consolidated income for the three-months ended September 30, 2000 and 1999 and cash flows for the three-months ended September 30, 2000 and 1999 have been prepared without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows for the periods reported have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000. The results for the three-month period ended September 30, 2000 are not indicative of the results that may occur for the fiscal year ending June 30, 2001.

NOTE 2

         On July 25, 2000, the Company issued 20,834 shares of common stock as compensation to consultants. $55,305 of expense was recorded based upon the fair value of the stock at issuance and paid-in capital was correspondingly credited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

         The following discussion and analysis should be read in conjunction with the financial statements appearing in this report. These financial statements reflect the consolidated operations of Virtual Academics.com, Inc. ("VADC" or the "Company") for the three-month period ended September 30, 2000 and 1999, respectively.

         The following may contain forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The Company does not have a policy of updating forward-looking statements and thus it should not be assumed that silence over time means that actual events are bearing out as we estimated in such forward-looking statements.

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

Revenue Recognition

         The Company currently recognizes tuition revenue evenly over an estimated 24-month instructional period. The Company has been developing a new database of student activity which will allow it to more easily and accurately track student data including student progress on a course by course basis. Accordingly, the Company plans to change its method of calculating revenue to be recognized each quarter. For students registering on or after October 1, 2000, the Company will recognize tuition revenue based on the number of courses actually completed in each student's course of study. For example, if a student completes three out of their nine required courses, the Company will recognize 33% of the tuition regardless of the amount of time that the student has taken to fulfill these requirements. The Company will utilize the previous method for all students registered prior to October 1, 2000.

Results of Operations

         Revenue - For the three-month period ended September 30, 2000, the Company had a 82% increase in earned revenues to $477,864 in 2000 from $262,658 for the comparable period in 1999. The increase in revenues for this period is due primarily to an increase in the number of students that have registered in the Company's degree and certificate programs.

         Instruction and Educational Expense - Instruction and Educational Expense consists primarily of student supplies such as textbooks. These expenses vary with the revenue. For the three-month period ended September 30, 2000, Instruction and Educational Support as a percentage of revenue was 11.8% as compared to 15.9% for the same period in 1999.

         Selling and Promotion - Selling and promotion consist primarily of recruiting fees and advertising. For the three-month period ended September 30, 2000, selling and promotion expenses increased to $77,266 from $48,882 for the comparable period in 1999. The increase in selling and promotion expenses is due to increased newspaper advertising in the quarter.

         General and Administrative Expenses - For the three-month period ended September 30, 2000, the Company experienced an increase to $377,051 from $109,694 for the comparable period in 1999. This amounted to 78.9% of revenues as compared to 41.8% for the comparable period in 1999. The increase was primarily due to four factors. First, personnel-related costs increased by 255% to $145,000 for the period ended September 30, 2000 from $56,000 for the comparable period in 1999. This reflected a growth in the number of employees from five at

September 30, 1999 to 13 at September 30, 2000. This increase is a result of the growth that the Company is experiencing and the cost of developing new programs. Unearned revenue in the 2000 period has increased over 300% from the comparable period in 1999. Second, the cost of professional fees increased to $44,300 for the period ended September 30, 2000 as compared to $1,200 for the comparable period in 1999 due to the additional costs associated with operating a public entity. Third, the costs relating to office operations that result from a larger personnel staff increased significantly. Finally, the expense for non-collectible tuition amounted to $112,711 for the period or 23.5% of revenue. For the comparable period in 1999 the expense was negligible.

Liquidity And Capital Resources

         On September 30, 2000, the Company had $589,639 in cash and cash equivalents on hand to meet its obligations, which represented an increase of $123,956 from the beginning of the current fiscal year.

         For the quarter ended September 30, 2000, the Company had positive cash flow from operating activities of $127,326 as compared to $92,038 for the comparable period in 1999. The Company expects that the operations will continue to provide positive cash flows.

         In February 2000, we consummated a private placement to an investor of 2,200,000 shares of common stock. This private placement raised a total of $990,000. 1,100,000 of these shares were sold and issued for $440,000 in cash and the balance of these shares were sold for a 7% unsecured promissory note due February 10, 2001. The unissued balance will be issued upon receipt of payment of this promissory note.

         In June 2000, the Company entered into an agreement with a financial advisor to assist with raising between $5 million and $20 million on a private basis. No funds have been raised to date and there can be no assurance that VADC's efforts in this regard will be successful.

         The Company has no significant commitments to purchase any fixed assets and believes that its cash on hand plus cash flow from operations will provide adequate liquidity for the remainder of the fiscal year based on current operations. If the Company decides to pursue any acquisition opportunities, it may need to raise additional capital although there can be no assurance such capital raising activities would be successful.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 25, 2000, the Company issued 20,834 shares of its common stock to consultants as compensation. The foregoing shares were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibit 27.1 Financial data schedule (for SEC use only)

         B.       None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.



                                         VIRTUAL ACADEMICS.COM, INC.


Dated: November 13, 2000                 By: /s/ Steven Bettinger
                                            ------------------------------------
                                             Steven Bettinger, President and
                                             Chief Executive Officer

Dated: November 13, 2000                 By: /s/ Robert Bettinger
                                            ------------------------------------
                                             Robert Bettinger, Chief Executive
                                             Officer, Treasurer, Principal
                                             Financial and Accounting Officer

                                  EXHIBIT INDEX

   EXHIBIT              DESCRIPTION
   -------              -----------

    27.1                Financial data schedule