Form 10QSB
period 2000-12-31
VIRTUAL ACADEMICS COM INC
filed 2001-02-14
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               December 31, 2000
Commission file number:                     033-25900



                           VIRTUAL ACADEMICS.COM, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                              75-2228820
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)




                         6421 Congress Avenue, Suite 201
                            Boca Raton, Florida 33432
                    (Address of principal executive offices)
                                   (Zip code)

                                 (561) 994-4446
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X       No

                         APPLICABLE TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On February 1, 2001, the issuer had outstanding 7,503,617 shares of common stock, $.001 par value per share.

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                      INDEX



                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
        As of December 31, 2000 (Unaudited) and June 30, 2000..................3
      Consolidated Statements of Operations (Unaudited)
        For the Six and Three Months Ended December 31, 2000 and 1999..........4
      Consolidated Statements of Cash Flows (Unaudited)
        For the Six and Three Months Ended December 31, 2000 and 1999..........5

      Condensed Notes to Consolidated Financial Statements...................6-7

      Item 2 - Management's Discussion and Analysis  of
               Financial Condition and Results of Operations................8-12


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................12

      Item 2 - Changes in Securities and Use of Proceeds......................12

      Item 4 - Submission of Matters to a Vote of Security Holders............12

      Item 6 - Exhibits and Reports on Form 8-K...............................12

      Signatures..............................................................13


                     VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET


                                 ASSETS
                                                                          December 31,   June 30,
                                                                              2000         2000
                                                                          -------------  -----------
                                                                          (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents                                             $    778,100   $  465,683
    Tuition Receivable (Net of Allowance for Doubtful Accounts
     of $154,102 and $72,000, respectively)                                  1,736,011      958,438
    Prepaid Recruiting Fees                                                    115,257       90,835
    Other Prepaid Expenses                                                       5,000       47,859
                                                                          -------------  -----------

        Total Current Assets                                                 2,634,368    1,562,815
                                                                          -------------  -----------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software                                             46,215       22,577
    Furniture, Fixtures and Office Equipment                                    33,634       35,386
    Leasehold Improvements                                                       3,051            -
                                                                          -------------  -----------
                                                                                82,900       57,963

    Less: Accumulated Depreciation                                             (21,878)     (16,033)
                                                                          -------------  -----------

        Total Property and Equipment                                            61,022       41,930
                                                                          -------------  -----------

OTHER ASSETS:
    Tuition Receivable (Net of Allowance for Doubtful Accounts
      of $72,017 and $28,000, respectively)                                    276,731      277,371
    Prepaid Recruiting Fees                                                     37,157       45,285
    Security Deposits                                                            7,032        7,032
                                                                          -------------  -----------

        Total Other Assets                                                     320,920      329,688
                                                                          -------------  -----------

        Total Assets                                                      $  3,016,310   $1,934,433
                                                                          =============  ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                      $     50,623   $    9,069
    Unearned Revenues                                                        1,854,019    1,023,136
    Accrued Recruiting Fees                                                     73,115       99,406
    Other Accrued Expenses                                                      74,665      132,574
                                                                          -------------  -----------

        Total Current Liabilities                                            2,052,422    1,264,185

NON-CURRENT LIABILITIES:
    Unearned Revenues                                                          757,111      421,529
    Accrued Recruiting Fees                                                     10,358       38,977
                                                                          -------------  -----------

        Total Non-Current Liabilities                                          767,469      460,506
                                                                          -------------  -----------

        Total Liabilities                                                    2,819,891    1,724,691
                                                                          -------------  -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
      No Shares Issued and Outstanding)                                              -            -
    Common Stock ($.001 Par Value; 11,000,000 Shares Authorized;
      7,503,617 and 7,483,233 Shares Issued and Outstanding,
      respectively)                                                              7,503        7,483
    Additional Paid-in Capital                                               1,346,245    1,273,140
    Note Receivable from Subscription                                         (550,000)    (550,000)
    Accumulated Deficit                                                       (607,329)    (520,881)
                                                                          -------------  -----------

        Total Stockholders' Equity                                             196,419      209,742
                                                                          -------------  -----------

        Total Liabilities and Stockholders' Equity                        $  3,016,310   $1,934,433
                                                                          =============  ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                                       VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)



                                                                      For the Three Months                For the Six Months
                                                                       Ended December 31,                 Ended December 31,
                                                                ---------------------------------  ---------------------------------
                                                                     2000              1999             2000              1999
                                                                ----------------  ---------------  ----------------  ---------------


NET REVENUES                                                    $       613,378   $      290,998   $     1,091,242   $      556,309
                                                                ----------------  ---------------  ----------------  ---------------

COSTS AND EXPENSES:
    Instructional and Educational Support                               125,526           25,075           181,700           43,806
    Selling and Promotion                                               107,046           69,906           184,312          115,967
    General and Administrative                                          451,905          136,898           828,956          278,332
                                                                ----------------  ---------------  ----------------  ---------------

        Total Operating Expenses                                        684,477          231,879         1,194,968          438,105
                                                                ----------------  ---------------  ----------------  ---------------

INCOME (LOSS) FROM OPERATIONS                                           (71,099)          59,119          (103,726)         118,204

OTHER INCOME:
    Interest Income                                                       9,221                -            17,278                -
                                                                ----------------  ---------------  ----------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                       (61,878)          59,119           (86,448)         118,204

PROVISION FOR INCOME TAXES                                                    -            5,869                 -            5,869
                                                                ----------------  ---------------  ----------------  ---------------

NET INCOME (LOSS)                                               $       (61,878)  $       53,250   $       (86,448)  $      112,335
                                                                ================  ===============  ================  ===============

BASIC AND DILUTED:
      Net Income (Loss) Per Common Share:                       $         (0.01)  $         0.01   $         (0.01)  $         0.03
                                                                ================  ===============  ================  ===============

      Weighted Common Shares Outstanding                              7,503,617        4,736,683         7,500,847        4,468,000
                                                                ================  ===============  ================  ===============


 PROFORMA NET INCOME (Unaudited):
     (Loss) Income before Provision for Income Taxes                    (61,878)          59,119           (86,448)         118,204

     Provision for Income Taxes                                               -           17,700                 -           35,400
                                                                ----------------  ---------------  ----------------  ---------------

     Net Income (Loss)                                          $       (61,878)  $       41,419   $       (86,448)  $       82,804
                                                                ================  ===============  ================  ===============

     Proforma Net Income (Loss) per Share - Basic and Diluted   $         (0.01)  $         0.01   $         (0.01)  $         0.02
                                                                ================  ===============  ================  ===============


                     The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         For the Six Months Ended December 31,
                                                                                      --------------------------------------------
                                                                                            2000                    1999
                                                                                      ------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                                                 $         (86,448)    $             112,335
    Adjustments to Reconcile Net Income (Loss) to Net Cash Flows
        Provided by Operating Activities:
           Depreciation                                                                           5,845                     2,631
           Consulting Expense on Common Stock Issued to Non-employees                            55,305                         -
           Consulting Expense on Stock Options Issued to Non-employees                           17,820

           (Increase) Decrease in:
             Tuition Receivable                                                                (776,933)                 (128,425)
             Prepaid Recruiting Fees                                                            (16,294)                  (26,050)
             Other Prepaid Expenses                                                              42,859                         -
             Security Deposits                                                                        -                       298

           Increase (Decrease) in:
              Accounts Payable and Accrued Expenses                                              41,554                     6,098
              Unearned Revenues                                                               1,166,465                   115,161
              Accrued Recruiting Fees                                                           (54,910)                   29,045
              Other Accrued Expenses                                                            (57,909)                        -
                                                                                      ------------------    ----------------------

Net Cash Flows Provided by Operating Activities                                                 337,354                   111,093
                                                                                      ------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                                       (24,937)                  (23,000)
                                                                                      ------------------    ----------------------

Net Cash Flows Used in Investing Activities                                                     (24,937)                  (23,000)
                                                                                      ------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to Members prior to Merger                                                           -                   (88,249)
                                                                                      ------------------    ----------------------

Net Cash Flows Used in Financing Activities                                                           -                   (88,249)
                                                                                      ------------------    ----------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                            312,417                      (156)

Cash and Cash Equivalents - Beginning of Period                                                 465,683                     9,722
                                                                                      ------------------    ----------------------

Cash and Cash Equivalents - End of Period                                             $         778,100     $               9,566
                                                                                      ==================    ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                           $               -     $                   -
                                                                                      ==================    ======================
   Income Taxes                                                                       $               -     $                   -
                                                                                      ==================    ======================


                      The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Virtual Academics.com, Inc. ("VADC" or the "Company") is a distance learning company that provides Internet education to students throughout the world. The business is conducted under the names of Barrington University and Virtual Academics.com, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2000 and notes thereto contained in the Company's Report on Form 10-KSB and the September 30, 2000 Form 10-QSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results for the full fiscal year ending June 30, 2001.

NOTE 2 - REVENUE RECOGNITION

Through September 30, 2000, the Company recognized tuition and registration revenue evenly over an estimated 24-month instructional period. The Company has developed a new database of student activity, which will allow it to more easily and accurately track student data including student progress on a course-by-course basis. Accordingly, the Company changed its method of calculating revenue to be recognized each quarter. For students registering on or after October 1, 2000, the Company will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study. For example, if a student completes three out of his nine required courses, the Company will recognize 33% of the tuition regardless of the amount of time that the student has taken to fulfill these requirements. The Company will utilize the previous method for all students registered prior to October 1, 2000. The change in accounting method did not have a material effect on the consolidated financial statements.

NOTE 3 - SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs, including payroll costs, incurred in connection with the development or purchase of software for internal use. During the three-month period ended December 31, 2000, the Company capitalized software development costs amounting to $12,000. Computer software costs are recorded at cost and are being amortized using the straight-line method over five years.

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 4 - STOCKHOLDERS' EQUITY

On July 25, 2000, the Company issued 20,834 shares of common stock as compensation to consultants. $55,305 of expense was recorded based upon the fair value of the stock at issuance and paid-in capital was correspondingly credited.

On February 1, 2000, the Company adopted a stock option plan (the "2000 Performance Equity Plan"). The purpose of the plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment the success of the Company is largely dependent. The plan was effective as of February 1, 2000 and, unless sooner terminated by the Board of Directors of the Company in accordance with the terms thereof, shall terminate on February 1, 2010. The plan provides for both incentive stock options and nonqualified stock options to be granted. Options to purchase a maximum of 1,000,000 shares may be may be granted and the exercise price of the options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years. On November 20, 2000, the Company issued 20,000 options at an exercise price of $2.12 under this plan. On December 31, 2000, the Company issued 336,000 options at an exercise price of $.55 under this plan. Of the 336,000 options granted, 66,000 were granted to consultants. Additionally, the Company cancelled 30,000 options during the quarter. There were no options exercised during the period.

The exercise price of all options granted by the Company equals the market price at the date of grant. Accordingly, no compensation expense has been recognized on options granted to employees. The Company granted 66,000 options to consultants. These options were valued using the Black-Scholes pricing method at a fair value of $.27 per option. Accordingly, the Company recorded consulting expense of $17,820.

On December 26, 2000, the board of directors authorized the Company to repurchase, in the open market, up to 200,000 shares of the common stock of the Corporation, to demonstrate its belief that the per share price of the Company's common stock is significantly undervalued and to indicate to outside investors its confidence in the current and future business prospects of the Company. As of February 11, 2001, no shares have been repurchased.

NOTE 5 - LINE OF CREDIT

During January 2001, The Company entered into a line of credit agreement with a financial institution for a line of credit of up to $375,000. The line of credit bears an interest rate that approximates the prime rate and fluctuates based on the amount of principal outstanding. As of February 10, 2001, the Company has not utilized this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements appearing in this report. These financial statements reflect the consolidated operations of Virtual Academics.com, Inc. ("VADC" or the "Company") for the six and three-month periods ended December 31, 2000 and 1999.

This report on Form 10-QSB contains forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating forward-looking statements and thus it should not be assumed that silence over time means that actual events are bearing out as we estimated in such forward-looking statements.

Through our subsidiaries, we are engaged in the online distance learning industry with a focus on the international, second-career adult and corporate training markets. We currently operate our main school, Barrington University, from Mobile, Alabama, where the State of Alabama Department of Education, Code of Alabama, Title 16-46-1 through 10, licenses the school. We offer degrees and training programs to students in 43 countries and in eight languages (English, Spanish, Chinese, Japanese, Korean, Portuguese, Russian and Arabic). The programs are virtual in their delivery format and can be completed from a laptop or home computer, worldwide. Many of these programs are offered as distance learning (correspondence) as well. We are recognized by the provincially run education agencies of China, and Canada and offer these same programs internationally.

Our branch school in China, Wuhan Barrington College, was approved by the Hubei Province Education Department on November 3, 2000 - File [2000]#115. This Wuhan Barrington College is licensed in cooperation with the Hubei Union University, which now has 2,300 students. We also have established a dual degree program with the Universidad Yacambu of Lara Venezuela to offer Spanish language degree programs. With this agreement, we will now have governmental approved curriculum is Spanish, to market to the global Hispanic community. In addition to degree completion programs, we are focusing on training corporate personnel, which is considered a major growth area.

Additionally, we are currently developing affordable wireless platforms to provide companies with quality training services for their employee's. Our staff will work directly with Human Resource departments to ensure the training is scalable and applicable to their employee's needs. We will enable our WAP technology to provide seamless information to all employees, regardless if they are in the home office or out in the field.

ITEM 2.   MANAGEMENT'S DISCUSSION  AND  ANALYSIS  AND   RESULTS  OF   OPERATIONS
          (Continued)

GENERAL (Continued)

We are in the process of complying with the request of the Alabama Department Education that we apply to the state as the current parent company of Barrington University. We have submitted our application to the state and are waiting for a response. Although there can be no assurances that this application will be approved, we believe that we meet the requirements for ownership of an Alabama-licensed institution and intend to pursue prompt completion of this process.

SEASONALITY IN RESULTS OF OPERATIONS

We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments and course completion. While we enroll students throughout the year, December and January average enrollments and course completion and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Accordingly, costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instructional costs and services and selling and promotional expenses historically increase as a percentage of tuition and other net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments.

We anticipate that these seasonal trends in the second and fourth quarters will continue in the future.

RESULTS OF OPERATIONS

Six and three months ended December 31, 2000 compared to six and three months ended December 31, 1999.

For the six-month period ended December 31, 2000, we had a 96% increase in earned revenues to $1,091,242 in 2000 from $556,309 for the comparable period in 1999. The increase in revenues for this period is due primarily to an increase in the number of students that have registered and completed our degree and certificate programs. For the three months ended December 31, 2000, net revenues were $613,378 compared to $290,998 for the three months ended December 31, 1999, an increase of 110%. Substantial increases in revenue and profitability can be achieved through modest improvements in student course completion rates.
Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF   OPERATIONS
          (Continued)

RESULTS OF OPERATIONS (Continued)

Six and three months ended December 31, 2000 compared to six and three months ended December 31, 1999.

Our operating results are impacted negatively by the registration of new students because we incur costs to enroll students but registration fees are initially deferred and then recognized with tuition over the course of study period under the guidelines of SEC Staff Bulletin 101.

We strive to improve course completion by treating students as valued customers. We consider student course completion the responsibility of the entire staff. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor if they have not completed courses.

Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as postage and shipping, credit card fees, computer related expenses, and printing fees. For the six months ended December 31, 2000, instructional and educational support expenses amounted to $181,700 or 16% of net revenues as compared to $43,806 or 8% of net revenues for the six months ended December 31, 1999. For the three months ended December 31, 2000, instructional and educational support expenses amounted to $125,526 or 20% of net revenues as compared to $25,075 or 9% of net revenues for the three months ended December 31, 1999. The increase in instructional and educational support expenses and the related percentages was attributable to the increased cost of postage and delivery incurred for shipping books and supplies to our foreign students and increased credit card fees due to the fact that we encourage students to join our tuition payment program whereby students pay monthly by credit card. Additionally, we incurred computer-related expenses related to our website amounting to approximately $26,000, which were nominal in the prior year.

Selling and promotion expense consists primarily of recruiting fees and advertising. For the six month period ended December 31, 2000, selling and promotion expenses increased to $184,312 from $115,967 for the comparable period in 1999. For the three months ended December 31, 2000, selling and promotion expenses increased to $107,046 from $69,906 for the comparable period in 1999. The increase in selling and promotion expenses is attributable to our increased advertising efforts. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to remain constant through the third quarter of fiscal 2001.

General and administrative expenses, which include payroll, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $828,956 and $451,905 for the six and three months ended December 31, 2000, respectively, as compared to $278,332 and $136,898 for the six and three months ended December 31, 1999, respectively. This amounted to 75% and 73% of net revenues for the six and three months ended December 31, 2000, respectively, as compared to 50% and 47% for the comparable period in 1999, respectively. The increase was primarily due to three factors.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF   OPERATIONS
          (Continued)

RESULTS OF OPERATIONS (Continued)

Six and three months ended December 31, 2000 compared to six and three months ended December 31, 1999

First, personnel-related costs increased by 154% to $273,347 for the six months ended December 31, 2000 from $107,487 for the comparable period in 1999. This reflected a growth in the number of employees from five at December 31, 1999 to 13 at December 31, 2000. This increase is a result of the growth that we are experiencing. Our staffing increases were needed to handle student relations, develop new programs and perform administrative tasks. We plan on hiring two additional administrative staff members during the third quarter of fiscal 2001. Second, the cost of professional fees increased to $162,389 for the six months ended December 31, 2000 as compared to $2,914 for the comparable period in 1999. The increase was attributable to the additional costs associated with operating a public entity such as auditing fees and legal fees. Third, the costs relating to office operations, such as postage and delivery costs incurred to ship degree program information, computer-related expenses, office supplies and credit card fees increased due to our increased operational activities.

Interest income was $17,278 and $9,221 for the six and three months ended December 31, 2000, respectively, as compared to $-0- for the six and three months ended December 31, 1999. We currently invest our excess cash balances in an interest-bearing account with a financial institution.

As a result of the foregoing factors, we incurred losses of $86,448 or ($.01) per share for the six months ended December 31, 2000 as compared to income of $112,335 or $.03 per share for the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2000, we had $778,100 in cash and cash equivalents on hand to meet our obligations, which represented an increase of $312,417 from the beginning of the current fiscal year. We finance our operating activities and our internal growth through cash generated from operations.

In February 2000, we consummated a private placement to an accredited investor of 2,200,000 shares of common stock. This private placement raised a total of $990,000. 1,100,000 of these shares were sold and issued for $440,000 in cash and the balance of these shares were sold for a 7% unsecured promissory note due February 10, 2001. The unissued balance will be issued upon receipt of payment of this promissory note. As of February 7, 2001, no payment has been received on the promissory note. We have verbally agreed to extend the due date of this note until May 14, 2001. We currently anticipate payment on or before the extended due date, although there can be no assurances that payment will be received.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF   OPERATIONS
          (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In June 2000, we entered into an agreement with a financial advisor to assist with raising between $5 million and $20 million on a private basis. No funds have been raised to date and there can be no assurance that our efforts in this regard will be successful.

During January 2001, we entered into a line of credit agreement with a financial institution for a line of credit of up to $375,000. The line of credit bears an interest rate that approximates the prime rate and fluctuates based on the amount of principal outstanding. As of February 10, 2001, we have not utilized this line of credit. We have no plans to utilize the line of credit in the near future.

We have no significant commitments for capital expenditures and believe that our cash on hand plus cash flow from operations will provide adequate liquidity for the remainder of the fiscal year based on current operations. If we decide to pursue any acquisition opportunities, we may need to raise additional capital although there can be no assurance such capital raising activities would be successful.

For the six months ended December 31, 2000, we had positive cash flow from operating activities of $337,354 as compared to $111,093 for the comparable period in 1999. We expect that the operations will continue to provide positive cash flows.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 25, 2000, we issued 20,834 shares of our common stock to consultants as compensation. The foregoing shares were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to our 2000 Performance Equity Plan, we granted stock options to certain employees, directors and consultants during the three months ended December 31, 2000 to purchase an aggregate of 356,000 shares of common stock at exercise prices ranging from $.55 per share to $2.12 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              18 - Change in revenue recognition policy

          (b) Reports on Form 8-K

          There were no current reports on Form 8-K filed by the Company during the quarter ended December 31, 2000



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                               VIRTUAL ACADEMICS.COM, INC.

                   Dated: February 7, 2001     By: /s/ Steven Bettinger
                                               ---------------------------------
                                               Steven Bettinger, President and
                                               Chief Executive Officer

                   Dated: February 7, 2001     By: /s/ Robert Bettinger
                                               ---------------------------------
                                               Robert Bettinger, Chairman of the
                                               Board, Treasurer, Principal
                                               Financial and Accounting Officer