Form 10QSB
period 2001-03-31
VIRTUAL ACADEMICS COM INC
filed 2001-05-07
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2001
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

                                     Yes   x        No
                                         ------        ------

                         APPLICABLE TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On April 16, 2001, the issuer had outstanding 7,503,617 shares of common stock, $.001 par value per share.

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      INDEX







                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
        As of March 31, 2001 (Unaudited) and June 30, 2000.....................3
      Consolidated Statements of Operations (Unaudited)
        For the Nine and Three Months Ended March 31, 2001 and 2000............4
      Consolidated Statements of Cash Flows (Unaudited)
        For the Nine Months Ended March 31, 2001 and 2000......................5

      Condensed Notes to Consolidated Financial Statements.................. 6-7

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations................8-12


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................13

      Item 2 - Changes in Securities and Use of Proceeds......................13

      Item 4 - Submission of Matters to a Vote of Security Holders............13

      Item 6 - Exhibits and Reports on Form 8-K...............................13

      Signatures..............................................................13

                             VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                               ASSETS
                                                                           March 31,      June 30,
                                                                              2001          2000
                                                                          -------------  ------------
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                               $    918,168   $   465,683
  Tuition Receivable (Net of Allowance for Doubtful Accounts
    of $191,994 and $72,000, respectively)                                   1,903,707       958,438
  Prepaid Recruiting Fees                                                      118,719        90,835
  Other Prepaid Expenses                                                         5,000        47,859
                                                                          -------------  ------------

      Total Current Assets                                                   2,945,594     1,562,815
                                                                          -------------  ------------

PROPERTY AND EQUIPMENT:
  Computer Equipment and Software                                               58,632        22,577
  Furniture, Fixtures and Office Equipment                                      33,634        35,386
  Leasehold Improvements                                                         3,051             -
                                                                          -------------  ------------
                                                                                95,317        57,963

  Less: Accumulated Depreciation                                               (27,254)      (16,033)
                                                                          -------------  ------------

      Total Property and Equipment                                              68,063        41,930
                                                                          -------------  ------------

OTHER ASSETS:
  Tuition Receivable (Net of Allowance for Doubtful Accounts
    of $74,695 and $28,000, respectively)                                      328,448       277,371
  Prepaid Recruiting Fees                                                       31,693        45,285
  Security Deposits                                                              7,032         7,032
                                                                          -------------  ------------

      Total Other Assets                                                       367,173       329,688
                                                                          -------------  ------------

      Total Assets                                                        $  3,380,830   $ 1,934,433
                                                                          =============  ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                        $     11,737   $     9,069
  Unearned Revenues                                                          2,075,975     1,023,136
  Accrued Recruiting Fees                                                       67,103        99,406
  Other Accrued Expenses                                                       110,102       132,574
                                                                          -------------  ------------

      Total Current Liabilities                                              2,264,917     1,264,185

NON-CURRENT LIABILITIES:
  Unearned Revenues                                                            732,892       421,529
  Accrued Recruiting Fees                                                       16,891        38,977
                                                                          -------------  ------------

      Total Non-Current Liabilities                                            749,783       460,506
                                                                          -------------  ------------

      Total Liabilities                                                      3,014,700     1,724,691
                                                                          -------------  ------------

STOCKHOLDERS' EQUITY:
  Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
    No Shares Issued and Outstanding )                                               -             -
  Common Stock ($.001 Par Value; 11,000,000 Shares Authorized;
    7,503,617 and 7,483,233 Shares Issued and Outstanding, respectively)         7,503         7,483
  Additional Paid-in Capital                                                 1,346,245     1,273,140
  Note Receivable from Subscription                                           (550,000)     (550,000)
  Accumulated Deficit                                                         (437,618)     (520,881)
                                                                          -------------  ------------

      Total Stockholders' Equity                                               366,130       209,742
                                                                          -------------  ------------

      Total Liabilities and Stockholders' Equity                          $  3,380,830   $ 1,934,433
                                                                          =============  ============


        The accompanying notes are an integral part of these consolidated financial statements
                                                 -3-

                                        VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)



                                                              For the Three Months                      For the Nine Months
                                                                 Ended March 31,                           Ended March 31,
                                                   ---------------------------------------   ---------------------------------------
                                                         2001                 2000                 2001                 2000
                                                   ------------------   ------------------   ------------------   ------------------

NET REVENUES                                       $         808,031    $         339,551    $       1,899,273    $         895,861
                                                   ------------------   ------------------   ------------------   ------------------

COSTS AND EXPENSES:
    Instructional and Educational Support                    101,244               82,495              282,944              158,753
    Selling and Promotion                                    104,841               68,902              289,153              193,401
    General and Administrative                               441,488              175,227            1,270,444              412,572
                                                   ------------------   ------------------   ------------------   ------------------

        Total Operating Expenses                             647,573              326,624            1,842,541              764,726
                                                   ------------------   ------------------   ------------------   ------------------

INCOME FROM OPERATIONS                                       160,458               12,927               56,732              131,135

OTHER INCOME:
    Interest Income                                            9,253                1,562               26,531                1,562
                                                   ------------------   ------------------   ------------------   ------------------

INCOME BEFORE INCOME TAXES                                   169,711               14,489               83,263              132,697

PROVISION FOR INCOME TAXES                                         -                4,947                    -               10,816
                                                   ------------------   ------------------   ------------------   ------------------

NET INCOME                                         $         169,711    $            9,542   $          83,263    $         121,881
                                                   ==================   ==================   ==================   ==================

BASIC AND DILUTED:
      Net Income Per Common Share:                 $            0.02    $            0.00    $            0.01    $            0.02
                                                   ==================   ==================   ==================   ==================

      Weighted Common Shares Outstanding                   7,503,617            6,951,129            7,500,847            6,548,939
                                                   ==================   ==================   ==================   ==================


 PROFORMA NET INCOME (Unaudited):
     Income before Provision for Income Taxes                169,711               14,489               83,263              132,697

     Provision for Income Taxes                                    -                4,947                    -               45,307
                                                   ------------------   ------------------   ------------------   ------------------

     Net Income                                    $         169,711    $           9,542    $          83,263    $          87,390
                                                   ==================   ==================   ==================   ==================

     Proforma Net Income per Share - Basic
       and Diluted                                 $            0.02    $            0.00    $            0.01    $            0.01
                                                   ==================   ==================   ==================   ==================




                          The accompanying notes are an integral part of these consolidated financial statements
                                                                -4-

                                                   VIRTUAL ACADEMICS.COM, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                       For the Nine Months Ended March 31,
                                                                                -----------------------------------------------
                                                                                       2001                     2000
                                                                                -------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                  $           83,263                   $ 121,881
    Adjustments to Reconcile Net Income to Net Cash Flows
        Provided by Operating Activities:
           Depreciation                                                                     11,221                       6,566
           Consulting Expense on Common Stock Issued to Non-employees                       55,305                           -
           Consulting Expense on Stock Options Issued to Non-employees                      17,820

           (Increase) Decrease in:
             Tuition Receivable                                                           (996,346)                   (368,902)
             Prepaid Recruiting Fees                                                       (14,292)                    (31,559)
             Other Prepaid Expenses                                                         42,859                      (2,493)
             Deferred Income Taxes                                                               -                     (11,629)
             Security Deposits                                                                   -                         298

           Increase (Decrease) in:
              Accounts Payable                                                               2,668                      12,007
              Unearned Revenues                                                          1,364,202                     378,214
              Accrued Recruiting Fees                                                      (54,389)                     39,882
              Income Taxes Payable                                                               -                      14,133
              Other Accrued Expenses                                                       (22,472)                      2,337
              Deferred Income Taxes                                                              -                       2,233
                                                                                -------------------    ------------------------

Net Cash Flows Provided by Operating Activities                                            489,839                     162,968
                                                                                -------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                                  (37,354)                    (41,002)
                                                                                -------------------    ------------------------

Net Cash Flows Used in Investing Activities                                                (37,354)                    (41,002)
                                                                                -------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock                                                       -                     440,000
    Distribution to Members prior to Merger                                                      -                     (88,189)
                                                                                -------------------    ------------------------

Net Cash Flows Provided by Financing Activities                                                  -                     351,811
                                                                                -------------------    ------------------------

Net Increase in Cash and Cash Equivalents                                                  452,485                     473,777

Cash and Cash Equivalents - Beginning of Period                                            465,683                       9,722
                                                                                -------------------    ------------------------

Cash and Cash Equivalents - End of Period                                       $          918,168     $               483,499
                                                                                ===================    ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                     $                -     $                     -
                                                                                ===================    ========================
   Income Taxes                                                                 $                -     $                     -
                                                                                ===================    ========================


                        The accompanying notes are an integral part of these consolidated financial statements
                                                              -5-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2000 and notes thereto contained in the Company's report on Form 10-KSB and the September 30, 2000 Form 10-QSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2001.

Certain reclassifications have been made to the prior period's consolidated statements of operation to conform to the current periods presentation.

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

NOTE 3 - LINE OF CREDIT

During January 2001, The Company entered into a line of credit agreement with a financial institution for a line of credit of up to $375,000. During March 2001, the Company decided it would not need the line of credit and therefore cancelled the line of credit agreement. The Company did not utilize this line of credit.

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4 - SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs, including payroll costs, incurred in connection with the development or purchase of software for internal use. During the nine-month period ended March 31, 2001, the Company capitalized software development costs amounting to $12,000. Computer software costs are recorded at cost and are being amortized using the straight-line method over five years.

NOTE 5 - STOCKHOLDERS' EQUITY

On July 25, 2000, the Company issued 20,834 shares of common stock as compensation to consultants. $55,305 of expense was recorded based upon the fair value of the stock at issuance and paid-in capital was correspondingly credited.

On February 1, 2000, the Company adopted a stock option plan (the "2000 Performance Equity Plan"). The purpose of the plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment the success of the Company is largely dependent. The plan was effective as of February 1, 2000 and, unless sooner terminated by the Board of Directors of the Company in accordance with the terms thereof, shall terminate on February 1, 2010. The plan provides for both incentive stock options and nonqualified stock options to be granted. Options to purchase a maximum of 1,000,000 shares may be may be granted and the exercise price of the options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years. On November 20, 2000, the Company issued 20,000 options at an exercise price of $2.12 under this plan. On December 31, 2000, the Company issued 336,000 options at an exercise price of $.55 under this plan. Of the 336,000 options granted, 66,000 were granted to consultants. Additionally, the Company cancelled 30,000 options during the quarter ended December 31, 2000. There were no options exercised during the period.

The exercise price of all options granted by the Company equals the market price at the date of grant. Accordingly, no compensation expense has been recognized on options granted to employees. The Company granted 66,000 options to consultants. These options were valued using the Black-Scholes pricing method at a fair value of $.27 per option. Accordingly, the Company recorded consulting expense of $17,820 during the quarter ended December 31, 2000.

On December 26, 2000, the board of directors authorized the Company to repurchase, in the open market, up to 200,000 shares of the common stock of the Corporation, to demonstrate its belief that the per share price of the Company's common stock is significantly undervalued and to indicate to outside investors its confidence in the current and future business prospects of the Company. As of April 16, 2001, no shares have been repurchased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis should be read in conjunction with the financial statements appearing in this report. These financial statements reflect the consolidated operations of Virtual Academics.com, Inc. ("VADC" or the "Company") for the nine and three-month periods ended March 31, 2001 and 2000, respectively.

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

Through our subsidiaries, we are engaged in the online distance learning industry with a focus on the international, second-career adult and corporate training markets. We currently operate our main school, Barrington University, from Mobile, Alabama, where the State of Alabama Department of Education, Code of Alabama, Title 16-46-1 through 10, licenses the school. We offer degrees and training programs to students in over 50 countries and in multiple languages. The programs are virtual in their delivery format and can be completed from a laptop, home computer or through a wireless device.

Our branch school in China, Wuhan Barrington College, was approved by the Hubei Province Education Department on November 3, 2000 - File [2000]#115. This Wuhan Barrington College is licensed in cooperation with the Hubei Union University, which now has 2,300 students. We also have established a dual degree program with the Universidad Yacambu of Lara Venezuela to offer Spanish language degree programs. With this agreement, we will now have governmental approved curriculum in Spanish to market to the global Hispanic community. In addition to degree completion programs, we are focusing on training corporate personnel, continuing education (CE) courses and wireless technology for education, which we believe is a major growth area.

Additionally, we are currently developing affordable wireless platforms to provide companies with quality training services for their employees. Our staff will work directly with Human Resource departments to ensure the training is scalable and applicable to their employees' needs. We will enable our WAP technology to provide seamless information to all employees, regardless if they are in the home, office or out in the field. Through a pilot program, we are currently offering a limited number of our business courses through the wireless Palm and other WAP enabled equipment through Motorola gateway system. This technology will provide students the means to post messages, communicate with instructors and fellow students, complete exams, and to review syllabi and grades.

We have received full licensure from the Alabama Department of Education for Barrington University under the Ownership of Virtual Academics.com, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)


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

RESULTS OF OPERATIONS

Nine and three months ended March 31, 2001 compared to nine and three months ended March 31, 2000.

For the nine-month period ended March 31, 2001, we had a 112% increase in earned revenues to $1,899,273 in 2001 from $895,861 for the comparable period in 2000. The increase in revenues for this period is due primarily to an increase in the number of students that have registered and completed our degree and certificate programs. For the three months ended March 31, 2001, net revenues were $808,031 compared to $339,551 for the three months ended March 31, 2000, an increase of 138%. Substantial increases in revenue and profitability can be achieved through modest improvements in student course completion rates. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. During the three months ended March 31, 2001, student course completion rates increased due to our enhanced student mentoring efforts. We strive to improve course completion by treating students as valued customers. We consider student course completion the responsibility of the entire staff. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor if they have not completed courses.


Our operating results may be impacted negatively by the registration of new students because we incur costs to enroll students but registration fees are initially deferred and then recognized with tuition over the course of study period under the guidelines of SEC Staff Accounting Bulletin 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
       (Continued)


RESULTS OF OPERATIONS (Continued)

Nine and three months ended March 31, 2001 compared to nine and three months ended March 31, 2000.

Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as postage and shipping, credit card fees, computer related expenses, and printing fees. For the nine months ended March 31, 2001, instructional and educational support expenses increased by 78% to $282,944 or 15% of net revenues as compared to $158,753 or 18% of net revenues for the nine months ended March 31, 2000. For the three months ended March 31, 2001, instructional and educational support expenses increased by 23% to $101,244 or 13% of net revenues as compared to $82,495 or 24% of net revenues for the three months ended March 31, 2000. The increase in instructional and educational support expenses and the related percentages was attributable to the increased cost of postage and delivery incurred for shipping books and supplies to our foreign students and increased credit card fees due to the fact that we encourage students to join our tuition payment program whereby students pay monthly by credit card. Instructional and educational support expenses decreased as a percentage of net revenue due to the fact that computer-related expenses remained relatively stable in relation to the increase in net revenues.

Selling and promotion expense consists primarily of recruiting fees and advertising. For the nine month period ended March 31, 2001, selling and promotion expenses increased by 49% to $289,153 or 15% of net revenues as compared to $193,401 or 22% of net revenues for the nine months ended March 31, 2000. For the three months ended March 31, 2001, selling and promotion expenses increased by 52% to $104,841 or 13% of net revenues as compared to $68,902 or 20% of net revenues for the three months ended March 31, 2000. The increase in selling and promotion expenses is attributable to our increased advertising efforts. The decrease in selling costs as a % of revenue is due to the increased level of sales. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to remain constant through the end of fiscal 2001.

General and administrative expenses, which include payroll, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $1,270,444 and $441,488 for the nine and three months ended March 31, 2001, respectively, as compared to $412,572 and $175,227 for the nine and three months ended March 31, 2000, respectively. This amounted to 67% and 55% of net revenues for the nine and three months ended March 31, 2001, respectively, as compared to 46% and 52% for the comparable period in 2000, respectively. The increase was primarily due to three factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)


RESULTS OF OPERATIONS (Continued)

Nine and three months ended March 31, 2001 compared to nine and three months ended March 31, 2000.

First, personnel-related costs increased by 135% to $396,094 for the nine months ended March 31, 2001 from $168,307 for the comparable period in 2000. This reflected a growth in the number of employees from five at March 31, 2000 to 14 at March 31, 2001. This increase is a result of the growth that we are experiencing. Our staffing increases were needed to handle student relations, develop new programs and perform administrative tasks. We plan on hiring two additional administrative staff members during the fourth quarter of fiscal 2001. Second, the cost of professional fees increased to $201,007 for the nine months ended March 31, 2001 as compared to $26,613 for the comparable period in 2000. The increase was attributable to the additional costs associated with operating a public entity such as auditing fees and legal fees. Third, the costs relating to office operations, such as postage and delivery costs incurred to ship degree program information, computer-related expenses, office supplies and credit card fees increased due to our increased operational activities.

Interest income was $26,531 and $9,253 for the nine and three months ended March 31, 2001, respectively, as compared to $1,562 for the nine and three months ended March 31, 2000. We currently invest our excess cash balances in an interest-bearing account with a financial institution.

As a result of the foregoing factors, we recognized net income of $83,263 or $.01 per share for the nine months ended March 31, 2001 as compared to net income of $121,881 or $.02 per share for the nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2001, we had $918,168 in cash and cash equivalents on hand to meet our obligations, which represented an increase of $452,485 from the beginning of the current fiscal year. We finance our operating activities and our internal growth through cash generated from operations.

In February 2000, we consummated a private placement to an accredited investor of 2,200,000 shares of common stock. This private placement raised a total of $990,000. 1,100,000 of these shares were sold and issued for $440,000 in cash and the balance of these shares were sold for a 7% unsecured promissory note due February 10, 2001. The unissued shares will be issued upon receipt of payment of this promissory note. As of April 25, 2001, no payment has been received on the promissory note. We have agreed to extend the due date of this note until June 5, 2001. While we have had discussions with the investors and have extended the payment of the note to June 5, 2001, there can be no assurances that payment will be received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

During January 2001, we entered into a line of credit agreement with a financial institution for a line of credit of up to $375,000. The line of credit agreement was cancelled during March 2001 since we had no plans to utilize the line of credit in the near future.

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

For the nine months ended March 31, 2001, we had positive cash flow from operating activities of $489,839 as compared to $162,968 for the comparable period in 2000. We expect that the operations will continue to provide positive cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              None

         (b) Reports on Form 8-K

          There were no current reports on Form 8-K filed by the Company during the quarter ended March 31, 2001

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                           VIRTUAL ACADEMICS.COM, INC.

                Dated: May 5, 2001         By: /s/ Steven Bettinger
                                               ---------------------------------
                                               Steven Bettinger, President and
                                               Chief Executive Officer

                Dated: May 5, 2001         By: /s/ Robert Bettinger
                                               ---------------------------------
                                               Robert Bettinger, Chairman of the
                                               Board, Treasurer, Principal
                                               Financial and Accounting Officer