Form 10KSB
period 2001-06-30
VIRTUAL ACADEMICS COM INC
filed 2001-09-27
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                        Commission file number 033-25900

                           Virtual Academics.com, Inc.
                           ---------------------------
                 (Name of Small Business Issuer in its Charter)

              Delaware                                        75-2228820
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                         Identification No.)

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

                                      None

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

Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,632,037

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $5,224,371 based on a price of $1.12 per share as of September 15, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 2001, the Registrant had 8,604,617 shares of common stock outstanding.

Documents incorporated by Reference

                  None

Transitional Small Business Disclosure Format (Check One): Yes ____; No X

                                TABLE OF CONTENTS

                                                                            Page

PART I........................................................................1

    Item 1.  Description of Business..........................................1

    Item 2.  Description of Property..........................................6

    Item 3.  Legal Proceedings................................................6

    Item 4.  Submission of Matters to a Vote of Security Holders..............6

PART II.......................................................................6

    Item 5.  Market for Common Equity and Related Stockholder Matters.........6

    Item 6.  Management's Discussion and Analysis or Plan of Operation........7

    Item 7.  Financial Statements.............................................9

    Item 8.  Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure .................................10

PART III.....................................................................10

    Item 9.  Management......................................................10

    Item 10. Executive Compensation..........................................10

    Item 11. Security Ownership of Certain Beneficial Owners and Management..12

    Item 12. Certain Relationships and Related Transactions..................12

    Item 13. Exhibits and Reports on Form 8-K................................12

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         Through our subsidiaries, Virtual Academics.com, Inc. (the "Company" or "VADC") is engaged in the online distance learning industry with a focus on the international, mid-career adult and corporate training markets. Our management has been engaged in this business since 1993, through various predecessor entities (the "Predecessors"). We own and operate an online distance learning university and nutrition academy that offers licensed certificate and degree programs in a variety of concentrations to students in over 80 countries worldwide. We are licensed by the State Education Departments of the States of Alabama and Florida, respectively, and recognized by the provincially run education agencies of China. In addition to online training, we develop wireless applications for schools and enterprise companies. The VADC international educational portal is located at www.virtualacademics.com.

         VADC was incorporated in the State of Delaware in 1988 but had no significant business operations until December 1999, when Steven Bettinger and Robert Bettinger acquired approximately 66 2/3% of the outstanding common stock of the Predecessors from a former principal stockholder. Messrs. Bettinger then contributed their membership interests in the Predecessors to the Company, which changed its name to Virtual Academics.com, Inc. in January 2000. Our executive offices are located at 6421 Congress Ave, Suite 201, Boca Raton, Florida 33487 and our telephone number is (561) 994-4446.

STRATEGY

         Our goal is to strengthen our position within the rapidly growing online distance education industry, estimated at $5.5 billion by Piper Jaffray, who is projecting a $50 billion industry by 2005. Key components of our strategy include:

         Marketing Relationships with Business Entities. We have realized growth from continuing marketing relationships with businesses that reimburse employees to take educational courses, including:

         United Postal Service;
         Chase Manhattan Bank;
         Intel;
         Lucent; and
         Chrysler Corp.

         These employees represent a small part of our current student population, however we expect it to be a growing part of the student population in the future.

         Typically, we provide customized distance learning educational services through our partners or to the workforce of its partners. Frequently, our corporate partners sponsor students by paying directly or reimbursing their employees' educational efforts.

         Forge Strategic Alliances with State-owned Educational Institutions Worldwide. Through alliances such as an agreement with Renmin University, Peking University and other universities in the Peoples Republic of China, we offer dual-degree programs online throughout various countries. We anticipate growth through this and other initiatives in Asia. By means of an agreement with Yacambu and Santa Maria Universities of Venezuela, we plan to expand into Latin America.

         Expand Global Enrollment and Recruitment Program. We intend to increase our enrollment through a team of representatives. The representatives are currently based in areas characterized by what management believes to be a large number of students, including:

                     Canada;
         Malaysia;
         Argentina;
         Spain;
         China;
         Japan;
         Mexico;
         Korea;
         Brazil; and
         Venezuela

         We pay each representative a referral fee for every student enrolled in one of our courses. We intend to continue to develop relationships with additional representatives in geographic areas where we are not currently represented.

         Expand through Acquisition. We are currently seeking to acquire traditional educational institutions so that we may offer their traditional curricula online. We will consider acquisitions of carefully selected Internet-based educational institutions. While we continually evaluate certain acquisition opportunities, we are not currently party to any definitive agreements.

         Provide Turnkey Wireless Solutions. Using resources obtained through research and development and certain partnerships, our wireless division has the ability to provide turnkey wireless services to schools and enterprise businesses, which desire to expand their technology and presence.

MARKET

         The United States and international education market may be divided into the following segments:

o Kindergarten through twelfth grade (and overseas counterparts) schools; o Vocational and technical training schools; o Workplace and consumer training and
o Degree-granting colleges and universities ("Higher Education").

         We operate in the Higher Education and workplace and consumer training segments. The U.S. Department of Education estimated that adults over 24 years of age comprised approximately 6.1 million, or 39.3%, of the 15.5 million students enrolled in Higher Education programs in 1998. Currently, the U.S. Bureau of Census estimates that approximately 76% of students, over the age of 24, work while attending school. The Department of Education estimates that by the year 2003, the number of adult students over the age of 24 will remain approximately the same at 6.1 million, or 40.1%, of the 15.2 million students projected to be enrolled in Higher Education programs.

         We serve the needs of mid-career, working adults, American and foreign, by providing:

o   Convenient access to a learning environment (primarily through our website);

o Degree programs offered by licensed institutions that can be completed in a reasonable amount of time for a reasonable cost;

o Programs that provide knowledge and skills with immediate practical value in the workplace;

o Education provided by qualified faculty members with current practical experience in fields related to the subjects they instruct; and

o Learning resources available electronically to all students in many languages regardless of geographical location.

         We believe that the requirements of the adult working population represent a significant market opportunity to Higher Education institutions that can offer programs that meet these unique needs.

         Most colleges and universities feature a more capital-intensive teaching and learning structure characterized by:

o Dormitories, student unions and other significant plant assets to support the needs of students;

o   Fully-configured library facilities and related full-time staff;

o   A high percentage of full-time tenured faculty with doctoral degrees; and

o   An emphasis on research and the related staff and facilities.

         In addition, the majority of colleges and universities provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer and winter breaks. In addition, this structure generally requires working adults to attend one or more courses three times a week, commute to a central site, take work time to complete course requirements and, in undergraduate programs, participate passively in an almost exclusively lecture-based learning format primarily focused on a theoretical presentation of the subject matter. For the majority of working adults, earning an undergraduate degree in this manner would take seven to ten years. In recent years, many traditional colleges and universities have begun offering more flexible programs for working adults, although their focus appears to remain on 18 to 24-year old students.

VADC ENTITIES

         We own and operate several educational entities, including:

o Virtual Academics.com - www.virtualacademics.com is a web site through which all of our products, services and alliances can be accessed.

o Barrington University - Founded in 1991, Barrington is licensed by the State of Alabama Department of Education and offers Bachelor and Master degrees via the traditional and wireless Internet.

o Academy of Health Science and Nutrition- Founded in 2001, the Academy is licensed by the State of Florida Department of Education and offers certificate training in nutrition awareness via the traditional and wireless Internet.

o VADC Wireless- Founded in 2001, we have developed wireless solutions for universities and enterprise businesses. Applications include the Campus Concierge, which enables schools to create a wireless environment for their administration, students and beyond. Additional applications include the Real Estate Concierge, which enables the Real Estate professional community to have wireless access to multiple listing services. See www.vadcrealty.com.

ACADEMIC PROGRAMS

         We offer several specialty academic programs, including:

         Chinese MBA. Offered in conjunction with Renmin University, the third largest university in the People's Republic of China, our programs are dual degrees for business school graduate students who desire degrees from an American university to complement their degrees from Chinese universities.

         Spanish MBA. Offered in Spanish in conjunction with Jakambu University through Barrington University, the program awards a degree to Spanish-speaking students who desire a degree from an American university to complement their degrees from Spanish universities.

         Certification Programs. We offer a complete certificate-training library for the working adult, including certification in the following areas:

         Windows 98;
         HTML 4;
         Java;
         Windows NT 4;
         Windows NT MCSE;
         Microsoft Exchange Server;
         Visual C++; and
         Visual Basic.

TEACHING MODEL

         VADC's teaching structure has the following major characteristics:

         Tuition. All of our students must pay a registration fee to cover the costs of books, study manuals and other materials necessary for their studies. Generally, registration fees are approximately $450 and tuition fees range from $850 to $6,500 per program. Scholarships and discounts are available to certain students who demonstrate financial need. Frequently, tuition qualifies as a tax-deductible expense incurred as part of an effort to maintain or improve job-related skills.

         Curriculum. The standardized curriculum for each program is designed to provide students with specified levels of knowledge and skills regardless of delivery method or location. The curriculum provides for the achievement of specific educational goals and is designed to integrate academic theory and professional practice with a focus on application to the workplace. Although we are responsible for academic requirements and educational goals, students and their employers often provide input to our faculty in designing curricula, and class projects are typically based on issues relevant to the companies and the human resource departments of companies that employ our students.

         Faculty. Faculty applicants must possess an earned master's degree from an accredited institution and have a minimum of five years' professional experience in a field related to the subject matter in which they seek to mentor. To help promote quality delivery of the curricula, faculty members are required to:

o        Complete an initial assessment conducted by staff and faculty;
o Complete a series of certification workshops related to grading, teaching, oversight of study group activities, adult learning theory, and use of the Internet;
o        Participate in ongoing development activities; and
o Receive ongoing performance evaluations by students, peer faculty and staff.

         The results of these evaluations are used to establish plans to improve individual faculty performance and to determine continued eligibility of faculty members to instruct.

         Our faculty is comprised of approximately 35 full-time and 2 part-time persons. Most faculty members are recruited as the result of referrals from faculty, students and corporate contacts. All part-time faculties are contracted with on a course-by-course basis.

         Online Chat. Our students are encouraged to participate in an interactive live-chat email center, which provides a forum for potential candidates or students to discuss any aspect of the educational process. This feature is available 24-hours a day, seven days a week.

         Interactive Learning. Courses are designed to combine individual and group activity with interaction between and among students and the instructor. The curriculum requires a high level of student participation in order to enhance the student's ability to complete the courses.

         Learning Resources. Students and faculty members are provided with electronic and other learning resources for their information needs. These extensive electronic resources minimize our need for capital-intensive library facilities and holdings.

         Low Attrition Rate. The VADC schools currently have less than a 15% student dropout rate, compared to a rate of more than 35% at traditional universities. We feel that our customer service and our targeted client, the mid-career adult, are the reasons for this success.

         Academic Quality. Any student having earned a high school diploma, General Equivalency Diploma ("GED") or international equivalent may apply to earn any VADC certificate or enter into a bachelor's degree program. Any student having earned a Bachelor's degree or international equivalent, or registered in one of the VADC universities' combination Bachelor's/Master's degree programs may apply to enter into any VADC master's degree program.

OTHER OPERATIONS

         Wireless Technologies. We recognized very early on that wireless technology would serve as an effective agent for communication and the delivery of information. In doing so, we have recently allocated resources to develop a business model to best capitalize on this burgeoning technology. We have split our wireless business into three distinct areas: wireless applications, enterprise solutions, and wireless training. Rather than focus strictly on proprietary wireless applications, or third-party development, we are attempting to position ourselves as a premier end-to-end wireless solutions provider. To meet the demands of these new markets, in the fourth quarter of fiscal 2001, we have enhanced our operations by upgrading to carrier-grade wireless technology and industry-leading hardware, have enhanced security measures, and have hired qualified information technology professionals to properly design and implement customized wireless solutions.

         We believe that the suite of services currently being developed by us are diversified enough to meet the demands of any size client. Rather than limit our targeted market and services to strictly mid-to-large size companies, we have decided to offer affordable wireless services and solutions to any size client seeking to go wireless.

         The following describes some of the main applications we are currently developing:

         Campus Concierge - Our wireless campus solution, "Campus Concierge" provides any size school with the wireless faculty and student services they need. By integrating our Campus Concierge in existing systems, schools can now increase their reach by extending services beyond campus boundaries. By simply using their handheld wireless devices, students can access grades and syllabi, contact professors, learn of campus events, and access course content. Faculty and staff also may access important department information, interact with students, and gain mobile access to their personal information. In addition, the Campus Concierge can integrate with existing campus security and police, and emergency services for one-touch communication, and thus increasing campus safety.

         Real Estate Concierge- Our wireless Real Estate Concierge application offers real-time access to the Multiple Listing Service (MLS) database for real estate agents to use while in the field. This service allows real estate agents to have the most current information on MLS listings without having to return to their computer, or otherwise connect with a host database. In addition, the Real Estate Concierge offers a client management program to organize contacts.

         Convention Concierge- We believe that the convention market is a significant and underserved market. We are developing a working model that will allow the convention attendee to have access to all of the exhibitors, plus various points-of-interest in the host city-all via a wireless handheld device. Instead on having to carry cumbersome brochures, the attendee can now access a database with all the exhibitors and their locations. Beyond the convention walls, the Convention Concierge provides a complete search reference and guide to various highlights within the host city.

The wireless products discussed above are currently being developed and in the testing stage. We currently have not generated any revenues from these products.

COMPETITION

         General. The market for online distance learning services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change as the market is characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We expect competition not only to persist, but also to increase. Increased competition may result in course price reductions, reduced margins and loss of market share. Competitors fall into several categories, including other online distance learning providers, traditional "snail mail" correspondence courses and traditional universities and colleges expanding their course offerings online. Several current and potential competitors have longer operating histories, larger established student bases, greater name recognition, longer relationships with students and the public and significantly greater financial, technical, marketing and public relations resources.

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

         To gain admission to the graduate programs, students must have an undergraduate degree from an accredited college or university or international equivalent and satisfy minimum grade point average, work experience and employment requirements. Additional requirements may apply to individual programs. Students in graduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

         Academic Accountability. We utilize an institution-wide system for the assessment of the educational outcomes of our students. The information generated is used to improve the quality of the curriculum, the instruction and the teaching/learning model. Our undergraduate and graduate students complete a comprehensive cognitive (core degree subject matter) and affective (educational, personal and professional values) assessment prior to and upon the completion of their core degree requirements.

         Students in our programs evaluate both academic and administrative quality. This evaluation begins with a registration survey and continues with the evaluation of the curriculum, faculty, delivery method, instruction and administrative services upon the conclusion of each course. The evaluation also includes a survey of a random selection of graduates 2-3 years following their graduation. The results provide an ongoing basis for improving our approach to teaching, our selection of educational programs, and our instructional quality.

CUSTOMERS

         Our customers consist of working adult students, colleges and universities, governmental agencies and employers. The following is an approximate breakdown of students by the level of program they are seeking, as of September 1, 2001:

                  Programs

         Combined Bachelor's/Master's Program        12%
         Master's Degree                             46%
         Bachelor's Degree                           41%
         Certificate Level                            1%
                                              -----------------
         Total programs                             100%
                                              =================

         Based on surveys we perform, the average age of our student is 35 years old and approximately 65% of our students are male and 35% are female. Additionally, our average student has some college experience and averages approximately seven years of work experience.

MARKETING

         To date, the bulk of our marketing efforts have revolved around word of mouth efforts. We also have been advertising in USA Today, Business Week and other traditional print publications. In addition, we market ourselves over the Internet through techniques to increase the number of times our website is selected by search engines.

EMPLOYEES

         As of September 1, 2001, we had approximately 15 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and generally believe that our relationship with our employees is good.

GOVERNMENT REGULATION

         General. With the exception of state licensing regulation described below, we are subject to little governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. Relatively few laws or regulations are currently directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance.

         Licensing. Barrington University is licensed by the State Education Department of Alabama, which provides the basis for recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students. Barrington's license has been accepted until June 2002.

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

         Our schools are members of the International Association of Universities and Schools, an international membership organization that is not recognized by the United Sates Department of Education.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our corporate headquarters are located at 6421 Congress Avenue, Suite 201, Boca Raton, Florida. This facility consists of approximately 5,000 square feet of office space, leased from a non-affiliated third party at an annual rent of approximately $39,000. The lease expires in July 2005. Additionally, we maintain an office in Mobile, Alabama for administrative purposes and it consists of approximately 1,500 square feet of office space, which we lease from a non-affiliated third party.

         Our Canadian operations maintain approximately 3,500 square feet of space in Vancouver, British Columbia, which is paid for by our representative at that location.

         All of the foregoing facilities are in good condition and are adequate for currently anticipated needs. We believe that in the event that the leases with respect to any of the aforementioned facilities should not be renewed, alternative space will be available at comparable rates.


ITEM 3.  LEGAL PROCEEDINGS.

         We are involved in litigation in the ordinary course of our business, which would not have a material effect on our business or results of operations. In particular, the Trade School Review Association ("Trade School") filed a complaint against us on July 3, 2001 in the Superior Court for the State of California for the County of San Diego. Trade School alleges in its complaint that we have violated the Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes, and the Consumer Legal Remedies Act. We intend to vigorously contest the lawsuit. Inasmuch as the lawsuit is in its preliminary stages, we cannot express an opinion as to the likelihood of a favorable or unfavorable outcome to the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "VADC.OB" since January 4, 2000. The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions.
                                              High ($)      Low ($)
                                              --------     -------
First Quarter  (7/1/00-9/30/00)                  3.50         1.34
Second Quarter (10/01/00-12/31/00)               2.44         0.38
Third Quarter  (1/01/01-3/31/01)                 2.72         1.19
Fourth Quarter (4/01/01-6/30/01)                 3.15         1.50

         As of September 1, 2001, there were approximately 950 record owners of our common stock.

        We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

         During the quarter ended June 30, 2001, we issued 1,100,000 shares of common stock to Gilder Funding Corp. to satisfy a $550,000 note receivable from a private placement prior to going public. Such shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933,as amended.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements appearing elsewhere in this report. These financial statements reflect our consolidated financial position and operations for the fiscal year ended June 30, 2001 ("Fiscal 2001").

         This report, including the following discussions and analysis, may contain forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect", "anticipate," estimate" or "continue" or the negative or other variations of these words or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in any forward-looking statements. We do not have a policy of updating forward-looking statements and thus it should not be assumed that silence over time means that actual events are bearing out as we estimated in any forward-looking statements.

         Through our subsidiaries, we are engaged in the online distance learning business with a focus on the international, second-career adult and corporate training markets. We currently operate our main school, Barrington University, from Mobile, Alabama, where the State of Alabama Department of Education, Code of Alabama, Title 16-46-1 through 10, licenses the school. We offer degrees and training programs to students in over 80 countries and in multiple languages. The programs are "virtual" in their delivery format and can be completed from a laptop, home computer or through a wireless device.

         Our branch school in China, Wuhan Barrington College, was approved by the Hubei Province Education Department on November 3, 2000 - File [2000]#115. This Wuhan Barrington College is licensed in cooperation with the Hubei Union University, which now has over 2,000 students. We also have established a dual degree program with the Universidad Yacambu of Lara Venezuela to offer Spanish language degree programs. With this agreement, we will now have governmental approved curriculum in Spanish to market to the global Hispanic community. In addition to degree completion programs, we are focusing on training corporate personnel, continuing education (CE) courses and wireless technology for education, which we believe is a major growth area.

         Additionally, we are currently developing affordable wireless platforms to provide companies with quality training services for their employees. Our staff will work directly with human resource departments to ensure the training is scalable and applicable to their employees' needs. We will enable our Wireless Application Protocol (WAP) technology to provide seamless information to all employees, regardless if they are at home, in the office or out in the field. Through a pilot program, we are currently offering a limited number of our business courses through the wireless Palm Pilot and other WAP enabled equipment. This technology will provide students the means to post messages, communicate with instructors and fellow students, complete exams, and to review syllabi and grades.

         We have received full licensure from the Alabama Department of Education for Barrington University, which is owned by Virtual Academics.com, Inc.

SEASONALITY IN RESULTS OF OPERATIONS

         We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments and course completion. While we enroll students throughout the year, average enrollments and course completion and related revenues generally are lower in December and January than in other quarters due to seasonal breaks in December and January. Accordingly, costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

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


RESULTS OF OPERATIONS

Year Ended June 30, 2001 compared to Year Ended June 30, 2000

Revenues

          For Fiscal 2001, we had a 128.7% increase in earned revenues to $2,632,037 from $1,150,664 for the fiscal year ended June 30, 2000("Fiscal 2000"). The increase in revenues is due primarily to an increase in the number of students that have been registered. Substantial increases in revenue and profitability can be achieved through modest improvements in student course completion rates. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor if they have not completed courses. Our operating results may be impacted negatively by the registration of new students because we incur costs to enroll students but registration fees are initially deferred and then recognized with tuition over the course of the study period, under the guidelines of SEC Staff Accounting Bulletin 101.

For the year ended June 30, 2001, unearned revenues' activity consisted of the following:


         Unearned revenue at the beginning of Fiscal 2001:       $    1,444,665
         Tuition from students during Fiscal 2001:                    4,438,969
         Earned revenue:                                             (2,632,037)
                                                                 ---------------

        Unearned revenue at the end of Fiscal 2001:              $    3,251,597
                                                                 ===============


Instruction and Educational Support

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as postage and shipping, credit card fees, computer related expenses, and printing fees. For fiscal 2001, instructional and educational support expenses increased by 66% to $423,951 or 16% of net revenues as compared to $254,832 or 22% of net revenues fiscal 2000. The increase in instructional and educational support expenses was attributable to the increased cost of postage and delivery incurred for shipping books and supplies to our foreign students and increased credit card fees due to the fact that we encourage students to join our tuition payment program whereby students pay monthly by credit card. Instructional and educational support expenses decreased as a percentage of net revenue due to the fact that computer-related expenses remained relatively stable in relation to the increase in net revenues.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees and advertising. For fiscal 2001, selling and promotion expenses increased by 14% to $426,831 or 16% of net revenues as compared to $374,943 or 32% of net revenues for fiscal 2000. The increase in selling and promotion expenses is attributable to our increased advertising efforts. For fiscal 2001, advertising expense amounted to approximately $218,300 as compared to $59,500 for fiscal 2000. Additionally, our recruiting fees decreased to $163,458 for fiscal 2001 from $216,300 for fiscal 2000. The decrease is attributable to our decreased use of recruiters to obtain students. The decrease in selling costs as a percentage of revenue is due to the increased level of sales. Although we are currently running advertisements in various national publications and newspapers in order to attract more students, we expect our advertising budget to remain constant through the end of fiscal 2002.

General and Administrative Expenses

         General and administrative expenses, which includes payroll, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $1,666,621 for fiscal 2001 as compared to $942,598 for fiscal 2000. This amounted to 63% of net revenues for fiscal 2001 as compared to 82% for fiscal 2000. The increase was primarily due to three factors:

         First, personnel-related costs increased by 135% to $596,123 for fiscal 2001 from $280,345 for the fiscal 2000. This reflected a growth in the number of employees from five at June 30, 2000 to 15 at June 30, 2001 as a result of the growth that we are experiencing. Our staffing increases were needed to handle student relations, develop new programs, and perform administrative tasks and to develop our wireless technologies. Second, due to continuing analysis of our tuition receivables, we incurred bad debt expense of $448,481 for fiscal 2001 as compared to $43,764 for fiscal 2000.

Interest Income

Interest income was $93,451 for fiscal 2001 as compared to $7,031 for fiscal 2000. In connection with the collection of the $550,000 promissory note related to the private placement, we collected approximately $54,000 of interest income. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

As a result of the foregoing factors, we recognized net income of $322,766 or $.04 per share for fiscal 2001 as compared to a net loss of $(408,546) or $(.06) per share for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had $1,775,206 in cash and equivalents on hand to meet our obligations, which represented an increase of $1,309,523 from the beginning of Fiscal 2001.

         In February 2000, the Company consummated a private placement to an investor of 2,200,000 shares of common stock. This private placement raised a total of $990,000. Of the 2,200,000 shares sold, 1,100,000 shares were sold for $440,000 in cash and the balance of the shares were sold for a $500,000, 7% unsecured promissory note, which was paid in June 2001. All of the funds from this private placement will be used as working capital.

         For fiscal 2001 and 2000, we had a positive cash flow from operating activities of $820,818 and $115,932, respectively. We expect that our operations will continue to provide positive cash flows.

         We feel that with continued positive cash flow, we are well capitalized to fund our operations over the ensuing 12-month period, including the expected growth during this period.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 is effective for all business combinations initiated after June 30, 2001, while Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 are not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which was adopted in fiscal 2001. SAB 101 did not have a material effect on our financial position or results of operations in fiscal 2001.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

                  Virtual Academics.com, Inc. and Subsidiaries

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001



                                    CONTENTS



Report of Independent Certified Public Accountants..........................F-2

Consolidated Financial Statements:

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statement of Changes in Stockholders' Equity...................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..........................F-7 to F-16

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Virtual Academics.com, Inc.

We have audited the accompanying consolidated balance sheet of Virtual Academics.com, Inc. and Subsidiaries (the "Company") as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virtual Academics.com, Inc. and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the two years ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
Miami, Florida
August 17, 2001

                           VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                ASSETS
                                                                         June 30       June 30,
                                                                           2001          2000
                                                                       -------------  ------------
CURRENT ASSETS:
    Cash and Cash Equivalents                                          $  1,775,206   $   465,683
    Tuition Receivable (Net of Allowance for Doubtful Accounts
             of $193,000 and $72,000, respectively)                       2,119,182       958,438
    Prepaid Recruiting Fees                                                 145,018        90,835
    Other Prepaid Expenses                                                   25,830        47,859
                                                                       -------------  ------------

        Total Current Assets                                              4,065,236     1,562,815
                                                                       -------------  ------------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software                                          69,274        22,577
    Furniture, Fixtures and Office Equipment                                 46,932        35,386
    Leasehold Improvements                                                    3,051             -
                                                                       -------------  ------------
                                                                            119,258        57,963

    Less: Accumulated Depreciation                                          (32,647)      (16,033)
                                                                       -------------  ------------

        Total Property and Equipment                                         86,611        41,930
                                                                       -------------  ------------

OTHER ASSETS:
    Tuition Receivable (Net of Allowance for Doubtful Accounts
            of $172,000 and $28,000, respectively)                          379,921       277,371
    Prepaid Recruiting Fees                                                  16,511        45,285
    Deferred Tax Asset                                                      114,681             -
    Security Deposits                                                         7,941         7,032
                                                                       -------------  ------------

        Total Other Assets                                                  519,054       329,688
                                                                       -------------  ------------

        Total Assets                                                   $ 4,670,901    $ 1,934,433
                                                                       =============  ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                   $     15,392   $     9,069
    Unearned Revenues                                                     2,914,678     1,023,136
    Accrued Recruiting Fees                                                  89,318        99,406
    Other Accrued Expenses                                                  137,874       132,574
                                                                       -------------  ------------

        Total Current Liabilities                                         3,157,262     1,264,185
                                                                       -------------  ------------

NON-CURRENT LIABILITIES:
    Unearned Revenues                                                       336,919       421,529
    Accrued Recruiting Fees                                                  19,286        38,977
                                                                       -------------  ------------

        Total Non-Current Liabilities                                       356,205       460,506
                                                                       -------------  ------------

        Total Liabilities                                                 3,513,467     1,724,691
                                                                       -------------  ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding )                                      -             -
    Common Stock ($.001 Par Value; 11,000,000 Shares Authorized;
     8,604,617 and 7,483,233 Shares Issued and Outstanding,
     respectively)                                                            8,604         7,483
    Additional Paid-in Capital                                            1,346,944     1,273,140
    Note Receivable from Subscription                                             -      (550,000)
    Accumulated Deficit                                                    (198,115)     (520,881)
                                                                       -------------  ------------

        Total Stockholders' Equity                                        1,157,433       209,742
                                                                       -------------  ------------

        Total Liabilities and Stockholders' Equity                     $  4,670,901   $ 1,934,433
                                                                       =============  ============


        The accompanying notes are an integral part of these consolidated financial statements
                                                 F-3

                               VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                     For the year ended
                                                                                           June 30
                                                                            -------------------------------------
                                                                                   2001                2000
                                                                            ------------------  -----------------


NET REVENUES                                                                $       2,632,037   $      1,150,664
                                                                            ------------------  -----------------

COSTS AND EXPENSES:
    Instructional and Educational Support                                             423,951            254,832
    Selling and Promotion                                                             426,831            374,943
    General and Administrative                                                      1,666,621            942,598
                                                                            ------------------  -----------------

        Total Operating Expenses                                                    2,517,403          1,572,373
                                                                            ------------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                                         114,634           (421,709)

OTHER INCOME:
    Interest Income                                                                    93,451              7,031
                                                                            ------------------  -----------------

INCOME BEFORE INCOME TAXES                                                            208,085           (414,678)

INCOME TAX BENEFIT                                                                   (114,681)            (6,132)
                                                                            ------------------  -----------------

NET INCOME (LOSS)                                                           $         322,766   $       (408,546)
                                                                            ==================  =================

BASIC AND DILUTED:
      Net Income (loss) Per Common Share:                                   $            0.04   $          (0.06)
                                                                            ==================  =================

      Weighted Common Shares Outstanding                                            7,786,459          6,804,506
                                                                            ==================  =================












            The accompanying notes are an integral part of these consolidated financial statements
                                                     F-4

                                                VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   For the year ended June 30, 2001





                                                                                               NOTE
                                                                                            RECEIVABLE
                                                    COMMON STOCK $.001 Par    ADDITIONAL       FROM                       TOTAL
                                                   ------------------------    PAID-IN       ISSUANCE   ACCUMULATED    STOCKHOLDERS'
                                                       Shares      Amount      CAPITAL       OF STOCK     DEFICIT         EQUITY
                                                   ------------ -----------  ------------  -----------  ------------  --------------

Balance at June 30, 1998                               746,660  $      746   $         -   $        -   $   (28,978)  $     (28,232)

Net Income                                                   -           -             -            -       182,766         182,766

Distributions                                                -           -             -            -      (150,292)       (150,292)
                                                   ------------ -----------  ------------  -----------  ------------  --------------

Balance at December 31,1999                            746,660         746             -            -         3,496           4,242

Net Income to December 8, 1999                               -           -             -            -       112,335         112,335

Distributions                                                -           -             -            -       (88,250)        (88,250)

Adjustments for Reverse Merger                       5,600,073       5,600        37,902            -       (27,581)         15,921
                                                   ------------ -----------  ------------  -----------  ------------  --------------

Balace at December 8, 1999                           6,346,733       6,346        37,902            -             -          44,248

Net Loss from December 9, 1999 to June 30, 2000              -           -             -            -      (520,881)       (520,881)

Issuance of Stock as Compensation to Consultants        36,500          37       246,338            -             -         246,375

Sale of Stock                                        1,100,000       1,100       438,900            -             -         440,000

Stock Subscribed for                                         -           -       550,000     (550,000)            -               -
                                                   ------------ -----------  ------------  -----------  ------------  --------------

Balance at June 30, 2000                             7,483,233       7,483     1,273,140     (550,000)     (520,881)        209,742

Net Income                                                   -           -             -            -       322,766         322,766

Issuance of Stock Options as Compensation to
  Consultants                                                -           -        17,820            -             -          17,820

Payment of Subscription Receivable                   1,100,000       1,100        (1,100)     550,000                       550,000

Issuance of Stock for Services                           1,000           1         1,799                                      1,800

Issuance of Stock as Compensation to Consultants        20,384          20        55,285            -             -          55,305
                                                   ------------ -----------  ------------  -----------  ------------  --------------

Balance at June 30, 2001                             8,604,617  $    8,604   $ 1,346,944   $        -   $  (198,115)  $   1,157,433
                                                   ============ ===========  ============  ===========  ============  ==============




                           The accompanying notes are an integral part of these consolidated financial statements
                                                                   F-5

                                              VIRTUAL ACADEMICS.COM, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      For the year ended June 30
                                                                               -----------------------------------------
                                                                                     2001                  2000
                                                                               -----------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                 $        322,766    $           (408,546)
    Adjustments to Reconcile Net Income to Net Cash Flows
        Provided by Operating Activities:
           Depreciation                                                                  16,614                   7,587
           Consulting Expense on Common Stock Issued to Non-employees                    55,305                 246,375
           Consulting Expense on Stock Options Issued to Non-employees                   17,820                       -
           Expense associated on Common Stock Issued to Non-employees                     1,800                       -

           (Increase) Decrease in:
             Tuition Receivable                                                      (1,160,744)               (401,897)
             Prepaid Recruiting Fees                                                    (54,183)                 53,568
             Other Prepaid Expenses                                                      22,029                 (47,859)
           Other Assets:
             Tuition Receivable Non Current                                            (102,550)               (138,236)
             Prepaid Recruiting Fees Non Current                                         28,774                 (30,974)
             Deferred Tax Asset                                                        (114,681)                      -
             Security Deposits                                                             (909)                 (2,632)

           Increase (Decrease) in:
              Accounts Payable                                                            6,324                  (8,190)
              Unearned Revenues                                                       1,891,542                 384,749
              Accrued Recruiting Fees                                                   (10,088)                (26,484)
              Income Taxes Payable                                                            -                  (4,427)
              Other Accrued Expenses                                                      5,300                 127,132
         Other Liablities:
              Unearned Revenues Non Current                                             (84,610)                358,261
              Accrued Recruting Fees Non Current                                        (19,691)                  7,505
                                                                               -----------------   ---------------------

Net Cash Flows Provided by Operating Activities                                         820,818                 115,932
                                                                               -----------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment                                               (61,295)                (27,642)
                                                                               -----------------   ---------------------

Net Cash Flows Used in Investing Activities                                             (61,295)                (27,642)
                                                                               -----------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock                                                    -                 440,000
    Proceeds from the Note Recievable                                                   550,000
    Adjustments made pursruant to the reverse merger                                          -                  15,921
    Distribution to Members prior to Merger                                                   -                 (88,250)
                                                                               -----------------   ---------------------

Net Cash Flows Provided by Financing Activities                                         550,000                 367,671
                                                                               -----------------   ---------------------

Net Increase in Cash and Cash Equivalents                                             1,309,523                 455,961

Cash and Cash Equivalents - Beginning of Period                                         465,683                   9,722
                                                                               -----------------   ---------------------

Cash and Cash Equivalents - End of Period                                      $      1,775,206    $            465,683
                                                                               =================   =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest                                                                    $              -    $                 29
                                                                               =================   =====================
   Income Taxes                                                                $              -    $                  -
                                                                               =================   =====================

                   The accompanying notes are an integral part of these consolidated financial statements
                                                                F-6

                  Virtual Academics.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



NOTE A - OWNERSHIP AND OPERATIONS

   Virtual Academics.com, Inc. (the "Company") is engaged in distance learning through its subsidiaries to provide Internet education to students throughout the world. The business is conducted under the names of Barrington University (the "School") and Virtual Academics.com, Inc.

    The International Association of Universities and Schools and the Global Accreditation Association accredits the School; the Alabama Department of Education licenses the School. The Company's administrative and sales office is located in Boca Raton, Florida. There are also arrangements with several international universities that confer dual degrees with the School whereas, based on the School's approval of the curriculum, a degree will be issued by the School upon completion of the students' studies at an international university. The Company caters to a wide variety of students.

   On December 8, 1999, Steve Bettinger and Robert Bettinger (the "Bettingers") acquired 4,200,000 shares of Donnebrooke Corp. from a principal stockholder. After the purchase of these shares, Donnebrooke Corp. had 6,346,733 shares outstanding. Accordingly, the Bettingers owned approximately 66% of Donnebrooke Corp.'s outstanding common shares after the purchase. In connection with the purchase of Donnebrooke Corp.'s shares, the Bettingers, also owners of International Educational Group, LLC, and its subsidiaries, Barrington University, Inc., an Alabama Corporation, and Spanish University of America Foundation, Inc., transferred their interests in these companies to Donnebrooke Corp. Donnebrooke Corp. then changed its name to Virtual Academics.com, Inc.

   Since Donnebrooke was inactive and had no operations at the time of these transactions, for accounting purposes the acquisitions of the Bettingers' entities were accounted for as a reverse merger and recapitalization. Therefore, the financial statements of the Company reflect the assets, liabilities and operations of the Bettingers' entities as if they had been the reporting entity since inception.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.


                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001

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

   Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

   Fair Value of Financial Instruments

   The carrying value of cash and cash equivalents, tuition receivables and accounts payable approximate fair value due to the short term maturities of these instruments.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to seven years. Depreciation expense was approximately $16,620 and $7,600 for the years ended June 30, 2001 and 2000, respectively.

   Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

   Stock-based Compensation

   Options granted under the Company's Performance Equity Plan are accounted for under APB 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company's policy is to grant options with an exercise price equal to the quoted market price of its stock on the grant date. Accordingly, no compensation cost is recognized for those options granted. Stock issued in lieu of compensation is valued at the fair market value of the stock at the date of issuance.


                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Revenue Recognition

   The school's curriculum is designed to allow a student to earn a degree or certificate by self-study. Each student, upon registration, is given an identification number and a password to begin his/her studies. Enrollment is completed upon the receipt of an initial payment at which time all of the course materials, which include core textbooks, are delivered to the student. The school offers a variety of degree and certificate programs and students are requested to complete payment within one year of enrollment, but two-year payment plans are offered upon request. All payment plans are without interest. Degrees are not conferred if a student has not fully paid.

   Through September 2000, revenue was recognized as earned as the student completed his or her course of study. A 24-month period was used as the estimated time period for the average degree completion, and revenue was recognized on the straight-line method over this 24-month period. Revenue earned from students participating in dual degree programs with foreign universities was recognized when the degree was issued upon graduation.

   The Company has developed a new database of student activity, which allows it to more easily and accurately track student data including student progress on a course-by-course basis. Accordingly, the Company changed its method of calculating revenue to be recognized each quarter. For students registering on or after October 1, 2000, the Company recognizes tuition and registration revenue based on the number of courses actually completed in each student's course of study. For example, if a student completes three out of his or her nine required courses, the Company will recognize 33% of the tuition regardless of the amount of time that the student has taken to fulfill these requirements. The Company will utilize the previous method for all students registered prior to October 1, 2000. The change in accounting method did not have a material effect on the consolidated financial statements.

   In fiscal 2001 and 2000, one recruiter's recruiting efforts accounted for approximately 20% and 25% of the Company's total revenues, respectively.

   Tuition Receivable

   The Company, in the ordinary course of business finances the tuition, without interest, over a period of up to twenty-four months. Because a significant part of the tuition is deferred, the Company does not impute interest with respect to receivables that mature in more than one year.



                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Tuition Receivable - Continued

   Tuition receivables are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Provisions for estimated losses on student loans are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of tuition receivables based upon historical trends, economic conditions and other information. In the fourth quarter of fiscal 2001 and 2000, the Company increased the provision for estimated losses on student loans by approximately $56,000 and $38,000, respectively.

   Recruiting Fees

   Students learn about the School via the Internet or are recruited through a worldwide network of recruiters. Recruiters are paid upon receipt of tuition payment by the student. Recruiting fees are accrued for the tuition due the Company, and prepaid for the revenue that has been deferred. The Company amortizes recruiting fees using the same method as the Company recognizes the related tuition revenue.

   Research and Development

   All costs incurred for research and development are expensed. These costs were insignificant in both fiscal 2001 and 2000.

   Instruction and Education Support

   Instruction and educational support consists of supplies such as textbooks to students, computer software and Internet expenses.

   Advertising

   Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2001 and 2000 totaled $217,675 and $59,506, respectively.

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

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001

   Computer Software

   The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company capitalized software development costs amounting to $12,000. Computer software costs are recorded at cost and are being amortized using the straight-line method over five years.

   Earnings Per Share

   Basic net earnings per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive in 2000. The reconciliation between the computations is as follows:

                       Net (Loss) Income    Basic Shares      Basic EPS
                       -----------------  --------------   -------------
         2001            $    322,766       7,532,576      $      .04
         2000            $   (408,546)      6,804,506      $     (.06)

   Not included in basic shares are the weighted average common stock equivalents of 457,500 because they are anti-dilutive in 2000.

   Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 is effective for all business combinations initiated after June 30, 2001, while Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which was adopted in fiscal 2001. SAB 101 did not have a material effect on the Company's financial position or results of operations in fiscal 2001.

   Reclassifications

   Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001



NOTE C - COMMITMENTS AND CONTINGENCIES

   Employment Agreements

   The Company has entered into employment agreements with two of its executive officers for a 24-month period ending January 1, 2003, subject to automatic renewals of 12-month terms unless terminated by the Company or the employee with 30-days' prior written notice.

   In addition to an annual salary of $220,000 and $85,000 for the President and Chief Executive Officer and the Chairman of the Board and Secretary, respectively, the agreements entitle the officers to receive options to purchase 100,000 shares of common stock of the Company each year of employment at fair market value. These options, a total of 200,000 options each for fiscal 2001 and 2000, were issued under the Company's stock option plan (see Note D). These options vest 1/3 per year, beginning one year from the date of grant. The agreements also provide for the receipt of an annual bonus at the discretion of the Board of Directors.

   Leases

   The Company leases its Florida and Alabama offices under leases that expire through fiscal 2006. The office lease agreements have certain escalation clauses and renewal options. Future minimum rental payments required under this operating lease is as follows:

                   Period Ended June 30, 2002            $ 60,658
                   Period Ended June 30, 2003              38,698
                   Period Ended June 30, 2004              31,950
                   Period Ended June 30, 2005              33,228
                   Period Ended June 30, 2006               2,880

Rent expense for the twelve-month periods ended June 30, 2001 and 2000 was $50,638 and $51,722, respectively.

Capital Raising

On June 21, 2000, the Company entered into an agreement with an investment banker to arrange a private placement or series of private placements of debt or equity securities of the Company. No warrants or other compensation were issued or paid to the investment banker and as of June 30, 2001 the agreement had expired. The Company does not intend to renew or extend the agreement.




                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001

NOTE C - COMMITMENTS AND CONTINGENCIES - Continued

Litigation

The Company is involved in litigation in the ordinary course of business, which would not have a material effect on our business or results of operations. In particular, the Trade School Review Association ("Trade School") filed a complaint against the Company on July 3, 2001 in the Superior Court for the State of California for the County of San Diego. Trade School alleges in its complaint that the Company have violated the Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes, and the Consumer Legal Remedies Act. The Company intends to vigorously contest the lawsuit. Inasmuch as the lawsuit is in its preliminary stages, the Company cannot express an opinion as to the likelihood of a favorable or unfavorable outcome to the litigation.

NOTE D - COMMON STOCK

On February 1, 2000, the Company adopted a stock option plan (the "2000 Performance Equity Plan") for periods not to exceed ten years. The majority shareholders of the Company approved the Plan. The plan provides options exercisable for a maximum of 1,000,000 shares of common stock to be granted. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years. There were no options exercised during the fiscal years 2001 and 2000. There were 147,500 and no options forfeited during fiscal 2001 and 2000, respectively.

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below for the year ended June 30, 2001:

                  Net earnings
                      As reported                     $ 322,766
                      Pro forma                         291,291

                  Basic earnings per share
                      As reported                           .04
                      Pro forma                             .04



                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001


NOTE D - COMMON STOCK - Continued

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of -0- percent; expected volatility ranging from 52 percent to 318 percent; risk-free interest rate ranging from
5.73 percent to 5.79 percent and an expected holding periods of 5 years.

A summary of the status of the Company's outstanding stock options as of June 30, 2001 and 2000 and changes during the year ending on that date is as follows:

                                                                               Weighted
                                                                                Average
                                                                               Exercise
                                                             Shares             Price
                                                        --------------      --------------
          Outstanding at June 30, 1999                              -        $          -
          Granted                                             457,500                2.51
          Exercised                                                 -                   -
          Forfeited                                                 -                   -
                                                        --------------      --------------
          Outstanding at June 30, 2000                        457,500       $        2.51

           Granted                                            361,000                 .66
           Exercised                                                -                   -
           Forfeited                                         (147,500)               2.50
                                                        --------------       -------------

           Outstanding at June 30, 2001                       671,000        $       1.51
                                                        ==============       =============

           Options exercisable at end of year                 103,333        $       2.51
                                                        ==============       =============

          Weighted-average fair value of options
               granted during the year                       2001                2000
                                                        --------------       -------------
                                                                $0.40             $1.29

The following information applies to options outstanding at June 30, 2001:

                                                   Options Outstanding            Options Exercisable
                                               ----------------------------    -----------------------
                                                 Weighted -
                                                  Average        Weighted -                   Weighted -
                                                 Remaining        Average                      Average
                                                Contractual      Exercise                     Exercise
     Range of Exercise Prices      Shares          Life            Price          Shares        Price
     ------------------------   -----------    ------------     -----------    -------------- ----------
     $2.50 to $2.65                310,000            8.96          $ 2.51           103,333       2.51
     $.55 to $2.12                 361,000            9.42          $  .66                 -          -


                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001


NOTE D - COMMON STOCK - Continued

On November 20, 2000, the Company granted 25,000 options at an exercise price of $2.12 under this plan. On December 31, 2000, the Company granted 336,000 options at an exercise price of $.55 under this plan. Of the 336,000 options granted, 66,000 were granted to consultants.

Additionally, the Company cancelled 30,000 options during fiscal 2001. There were no options exercised during the fiscal year ended 2001.

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

In February 2000, the Company entered into a subscription agreement for a total of 2,200,000 shares of common stock. The shares were purchased for an aggregate amount of $990,000. The purchase price was payable as $440,000 in cash for the initial 1,100,000 shares of common stock and the issuance of a 7% promissory note in the principal amount of $550,000 for the remaining 1,100,000 shares of common stock. The note matured on February 2, 2001 and was paid in full in May 2001. The remaining shares of common stock were issued by the Company in June 2001.

On December 26, 2000, the Board of Directors authorized the Company to repurchase, in the open market, up to 200,000 shares of the common stock of the Corporation, to demonstrate its belief that the per share price of the Company's common stock is significantly undervalued and to indicate to outside investors its confidence in the current and future business prospects of the Company. As of June 30, 2001, no shares have been repurchased.

In fiscal 2000, the Company agreed to issue 20,834 shares of common stock as compensation to consultants. Accordingly, expense of $55,305 was recorded based upon the fair value of the stock at issuance and paid-in capital was correspondingly credited in fiscal 2000. The Company issued these shares on July 25, 2000.

On May 16, 2001, the Company issued 1,000 shares of common stock as compensation to an independent contractor. Expense of $1,800 was recorded based upon the fair value of the stock at issuance and paid-in capital was correspondingly credited.


                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2001


NOTE E - INCOME TAXES

Benefit for income taxes for the year ended June 30, 2000 of $6,132 represents an accrual that was reversed which was made prior to the reverse merger.

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to net deferred tax assets follow:

                                                  2001               2000
                                             ---------------    ----------------
Deferred tax benefits (liability) - current
  Allowance for doubtful accounts            $       86,325     $        39,466
  Cash to accrual conversion                                             (8,500)
Deferred tax benefits - noncurrent
  Depreciation                                        2,363               5,755
  Net operating loss carryforward                    25,993             141,452
  Other, net                                              -                   -
                                             ---------------    ----------------
   Total deferred tax assets                        114,681             178,173

Less:  Valuation allowance                                -            (178,173)
                                             ---------------    ----------------

                                             $      114,682     $             -
                                             ===============    ================

In fiscal 2000, the Company's effective tax rate is lower than the statutory rate due to the 100% valuation allowance on the deferred tax assets. The Company recorded a full valuation allowance for the deferred tax assets at June 30, 2000 as the Company's ability to realize these benefits is not "more likely than not". Accordingly, no net deferred tax assets are reported in the accompanying balance sheets at June 30, 2000. As of June 30, 2001, the Company is not recording a valuation allowance on the deferred tax assets because the Company's ability to realize these benefits is "more likely than not". The deferred tax asset is reported in the accompanying balance sheet at June 30, 2001.

NOTE F - RELATED PARTY TRANSACTIONS

The Company's Chief Executive Officer and President, and its Chairman of the Board and Secretary, are also both the majority shareholders of a consulting company that renders Internet consulting services to the Company. During the years ended June 30, 2001 and 2000, fees paid to the consulting company amounted to approximately $48,000 and $31,000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 9.  MANAGEMENT

         The following individuals comprise our management team:

     Steven M. Bettinger, 30 years old, has served as our Chief Executive Officer, President and Director since 1993, when he founded the Company. Mr. Bettinger also founded Barrington University in 1993. Mr. Bettinger also founded in 1999 and serves as an executive officer and director of Continuing Care.com, a web portal developer for senior living and the senior service industry. Mr. Bettinger received his B.S. in Business Administration (honors) from Syracuse University. Steven Bettinger is Robert Bettinger's son.

     Robert K. Bettinger, 64 years old, has served as the Chairman of our Board of Directors of the Company since 1993. Mr. Bettinger is also the President of Barrington University, VADC's primary Internet school. Mr. Bettinger graduated with an education degree from Long Island University. Mr. Bettinger was a teacher, counselor and administrator in the New York public school system from 1960 to 1977. Robert Bettinger is Steve Bettinger's father.

     Steven E. Kincade, 49 years old, has served as a director since April 2001. Since May 2001, Mr. Kincade has served as Vice President of Carrier Management - Worldwide for Research in Motion Limited, a designer, manufacturer and marketer of wireless solutions for the mobile communications workplace located in Waterloo, Ontario, Canada. From July 1992 to May 2001, Mr. Kincade was employed by Motorola as Vice President of Enterprise and Partner Solutions, Vice President of Wireless Advanced Messaging and other positions. From February 1985 to June 1992, Mr. Kincade was employed by EDS/SHL Systemhouse, Inc. as Vice President and General Manager.

     Andrew Lockwood, 33 years old, has served as a director since April 2000. Since September 2001, he has served as President of the Shochet division of BlueStone Capital Corp., a New York based investment broker and financial services firm that acquired certain assets of Shochet Securities, Inc in August 2001. From April 2000 to August 2001, Mr. Lockwood has served as Executive Vice President--Business Development and General Counsel of Shochet Holding Corp. a publicly traded financial services company based in South Florida. From April 1999 to April 2000, Mr. Lockwood was employed as an attorney in the corporate and securities department of Atlas Pearlman, P.A., a law firm located in Fort Lauderdale, Florida. From 1996 to March 1999, Mr. Lockwood was employed as an attorney in the corporate securities department of Graubard, Mollen & Miller, a law firm located in New York City. Mr. Lockwood received his J.D. from St. John's University School of Law and his B.A. from Wesleyan University. Mr. Lockwood is a member in good standing of each of the New York and Florida Bar Associations.

     Jack P. Phelan, 51 years old, has served as a director since March 2000. Since June 1998, Mr. Phelan served as President of Helios International Asset Management, a registered investment advisor located in Boca Raton, Florida. From January 1995 to June 1998, Mr. Phelan served as President of Nicholson/Kenny Capital Management, an investment management firm located in Boca Raton, Florida. Mr. Phelan is a member of the Association of Investment Management Research, the New York Society of Security Analysis, the Financial Analysts Society of South Florida, the International Society of Financial Analysts and the International Association for Financial Planning. Mr. Phelan is also a member of MENSA and the International Society of Philosophical Enquiry.

     Directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors. The Board of Directors held five meetings during Fiscal 2001 and consented to approximately 10 corporate resolutions. There are no committees of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth information relating to the compensation the Company paid during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2001 (the "Named Executive Officers").

                                                                                     Long-Term
                                     Annual Compensation                            Compensation
----------------------------------------------------------------------------------------------------------------
                                                                          Restricted   Securities
                                                         Other Annual       Stock      Underlying
Name and Principal                     Salary    Bonus   Compensation       Awards       Options     All Other
Position                Fiscal Year      ($)      ($)         ($)            ($)         SAR (#)    Compensation
-----------------------------------------------------------------------------------------------------------------
Steven M. Bettinger,    2001          $195,461    -0-         -0-         $55,000 (1)     100,000       -0-
President and Chief
Executive Officer       2000          $133,692    -0-         -0-        $250,000 (2)     100,000       -0-

(1)      Represents value of 100,000 stock options granted to Steve Bettinger at an exercise price of $.55
(2)      Represents value of 100,000 stock options granted to Steve Bettinger at an exercise price of $2.50

EMPLOYMENT AGREEMENTS

         We were a party to an employment agreement with Steven M. Bettinger, our President and Chief Executive Officer, which was entered into December 1, 1999 for a term of two years. The employment agreement provided for an annual salary of $150,000, and a bonus determined in the sole discretion of the Company's Board of Directors. Effective January 1, 2001, the Board of Directors approved a new two year employment agreement, which provides an increase in salary for Mr. Bettinger to $250,000 per year and a bonus to be determined in the sole discretion of the Company's Board of Directors. In connection with the employment agreements mentioned herein, Mr. Steven M. Bettinger was granted options under the 2000 Plan to purchase a total of 200,000 (100,000 each year) shares of common stock in fiscal 2001 and fiscal 2000 at an exercise price equal to the fair value market value on the date of grant. These options vest 1/3 per year beginning one year from the date of grant. The employment agreement entitles Mr. Steven M. Bettinger to receive options to purchase 100,000 shares of common stock of the Company each year of employment at fair value on the date of grant. The employment agreement provides for automatic 12-month renewals unless the employment agreement is terminated by the Company or Steven M. Bettinger with 30 days prior written notice. We intend to renew this employment agreement.

         We were a party to an employment agreement with Robert K. Bettinger, our Chairman of the Board of Directors and Secretary, which was entered into December 1, 1999 for a period of two years. The employment agreement provided for an annual salary of $10,800 and a bonus determined in the sole discretion of the Company's Board of Directors. Effective January 1, 2001, our Board of Directors approved a new two year employment agreement, which provides for an increase in salary for Robert Bettinger to $85,000 per year and a bonus to be determined in the sole discretion of the Company's Board of Directors. In connection with the employment agreements mentioned herein, Mr. Robert K. Bettinger was granted options under the 2000 Plan to purchase a total of 200,000 shares (100,000 each year) of common stock in fiscal 2001 and fiscal 2000 at an exercise price equal to the fair market value on the date of grant. The options vest 1/3 per year beginning one year from the date of grant. The employment agreement entitles Mr. Robert K. Bettinger to receive options to purchase 100,000 shares of common stock of the Company each year of employment at fair value on the date of grant. The employment agreement provides for automatic 12-month renewals unless the employment agreement is terminated by the Company or Robert K. Bettinger with 30 days prior written notice. We intend to renew this employment agreement.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2001 to the Named Executive Officers.

                                                                       % of Total
                                            Number of Shares        Options Granted   Exercise or
                                           Underlying Options       to Employees in    Base Price      Expiration
                                             Granted (#)(1)           Fiscal Year        ($/Sh)           Date
---------------------------------------------------------------------------------------------------------------------
Steven M. Bettinger..............               100,000                    27.7%         $0.55          December 2010

Robert K. Bettinger                             100,000                    27.7%         $0.55          December 2010

STOCK OPTIONS HELD AT END OF FISCAL 2001

         The following table indicates the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of June 30, 2001. No options to purchase stock were exercised by either of the Named Executive Officers in fiscal 2001.

   Number of Securities                                                            Value of Unexercised
                                          Underlying Unexercised                           In-the-Money
                                      Options at Fiscal Year-End (#)              Options at Fiscal Year-End ($) (1)
                                   --------------------------------------    -----------------------------------------
Name                                 Exercisable         Unexercisable        Exercisable             Unexercisable
-------------------------------    ----------------    ------------------    ------------------    -------------------
Steven M. Bettinger                      33,333                 166,667          $ 46,666                  $ 233,333
Robert K. Bettinger                      33,333                 166,667          $ 46,666                  $ 233,333
-------------

(1) Based on the OTC Bulletin Board last sales price for the Company's common stock on September 1, 2001 in the amount of $1.40 per share.

2000 PERFORMANCE EQUITY PLAN

         On February 1, 2000, the Company adopted and implemented the 2000 Plan. The purpose of the 2000 Plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment the success of the Company is largely dependent. The 2000 Plan was effective as of February 1, 2000, and, unless sooner terminated by the Board of Directors of the Company in accordance with the terms thereof, shall terminate on February 1, 2010. The number of shares of common stock that may be issued upon the exercise of options granted under the 2000 Plan is 1,000,000. As of June 30, 2001, options to purchase a total of 671,000 shares had been granted pursuant to the 2000 Plan, all of which are outstanding and 103,333 of which are exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides certain information regarding our common stock beneficially owned as of September 15, 2001 by:

o each person who is known by us to own beneficially 5% or more of our common stock; o each of our executive officers and directors; and o all of our executive officers and directors as a group.

         In accordance with SEC rules, options or warrants not exercisable within 60 days of this report are not considered part of the holder's beneficial ownership. As of September 15, 2001, there were 8,604,617 shares of common stock outstanding. Unless otherwise stated, the address for the beneficial shareholder is 6421 Congress Ave., Suite 201, Boca Raton, Florida 33487.


           Name and Address of               Number of Shares of Common Stock
           the Beneficial Owner                     Beneficially Owned                       Percentage %
------------------------------------------------------------------------------------------------------------------------

Steven M. Bettinger                                      2,870,000                               31.03
Robert K. Bettinger                                      1,470,000                               14.70
Steven E. Kincade                                            0                                     0
Andrew Lockwood                                              3,333                                 0
Jack Phelan                                                  0                                     0
Gilder Funding Corp. (1)
   12000 N. Bayshore Drive, Suite 210,
   North Miami, FL  33181                                1,193,889                               13.87
 -----------------------------------------------------------------------------------------------------------------------
All executive officers and
Directors as a group (5 persons)                         3,940,000                               52.4%
------------------------------------------------------------------------------------------------------------------------
(1)  Gilder Funding Corp. holdings include beneficial ownership of 704,444 shares of common stock owned by Private Trust Corp.
     and Warren & Marianne Gilbert.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Steven Bettinger and Robert Bettinger are also the majority shareholders of a consulting company that renders Internet consulting services to the Company. During the years ended June 30, 2001 and 2000, fees paid to the consulting company amounted to approximately $48,000 and $31,000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          3.1     Registrant's Certificate of Incorporation(1)
          3.2     Registrant's Amended and Restated Bylaws(1)
         10.1     2000 Performance Equity Plan *(1)
         10.2 Employment Agreement between the Registrant and Steven M. Bettinger(2)
         10.3 Employment Agreement between the Registrant and Robert K. Bettinger(2)
         21.1     Subsidiaries of the Registrant (2)

  * Management Compensation Plan or Arrangement

(1) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-KSB for the fiscal year ended June 30, 2000.

(2)      Filed herewith

(b)      Reports on 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on September 20, 2001.



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


SIGNATURE                                    TITLE                               DATE
---------                                    -----                               ----
/s/ Steven M. Bettinger       Chief Executive Officer, President and       September 20, 2001
-----------------------       Director
Steven M. Bettinger

/s/ Robert K. Bettinger       Chairman of the Board of Directors           September 20, 2001
-----------------------       (Principal Accounting and Financial
Robert K. Bettinger           Officer)

/s/Andrew Lockwood            Director                                     September 20, 2001
-----------------------
Andrew Lockwood

/s/ Jack P. Phelan            Director                                     September 20, 2001
-----------------------
Jack P. Phelan

/s/ Steven Kincade            Director                                     September 20, 2001
-----------------------
Steven Kincade