Form 10QSB
period 2001-09-30
VIRTUAL ACADEMICS COM INC
filed 2001-11-13
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:   September 30, 2001
Commission file number:         033-25900



                           VIRTUAL ACADEMICS.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                               75-2228820
        -------------------------------              -------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)




                         6421 Congress Avenue, Suite 201
                            Boca Raton, Florida 33432
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (561) 994-4446
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

On November 1, 2001, the issuer had outstanding 8,604,617 shares of common stock, $.001 par value per share.

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                      INDEX







                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
            As of September 30, 2001 (Unaudited) and June 30, 2001.............3

      Consolidated Statements of Operations (Unaudited)
            For the Three Months Ended September 30, 2001 and 2000.............4

      Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended September 30, 2001 and 2000.............5

      Condensed Notes to Consolidated Financial Statements...................6-7

      Item 2 - Management's Discussion and Analysis or Plan of Operations...8-12


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

      Item 4 - Submission of Matters to a Vote of Security Holders............13

      Item 6 - Exhibits and Reports on Form 8-K...............................13

      Signatures..............................................................13

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                     September 30,    June 30,
                                                        2001            2001
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents ....................   $ 1,675,322    $ 1,775,206
    Tuition Receivable (Net of Allowance
        for Doubtful Accounts of $223,553
        and $193,000, respectively) ..............     2,026,080      2,119,182
    Prepaid Recruiting Fees ......................       136,840        145,018
    Other Current Assets .........................       123,319         25,830
                                                     ------------   ------------
        Total Current Assets .....................     3,961,561      4,065,236
                                                     ------------   ------------
PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ..............        90,147         69,274
    Furniture, Fixtures and Office Equipment .....        46,933         46,932
    Leasehold Improvements .......................         3,051          3,051
                                                     ------------   ------------
                                                         140,131        119,257
    Less: Accumulated Depreciation ...............       (39,384)       (32,647)
                                                     ------------   ------------
        Total Property and Equipment .............       100,747         86,610
                                                     ------------   ------------
OTHER ASSETS:
    Tuition Receivable (Net of Allowance
        for Doubtful Accounts of $193,050
        and $172,000, respectively) ..............       707,098        379,921
    Prepaid Recruiting Fees ......................        27,911         16,511
    Deferred Tax Asset ...........................       101,995        114,681
    Security Deposits ............................         7,942          7,941
                                                     ------------   ------------
        Total Other Assets .......................       844,946        519,054
                                                     ------------   ------------
        Total Assets .............................   $ 4,907,254    $ 4,670,900
                                                     ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable .............................   $    56,560    $    15,392
    Unearned Revenues ............................     3,009,371      2,914,678
    Accrued Recruiting Fees ......................       108,197         89,318
    Other Accrued Expenses .......................       138,468        137,874
                                                     ------------   ------------
        Total Current Liabilities ................     3,312,596      3,157,262

NON-CURRENT LIABILITIES:
    Unearned Revenues ............................       393,555        336,919
    Accrued Recruiting Fees ......................        22,069         19,286
                                                     ------------   ------------
        Total Non-Current Liabilities ............       415,624        356,205
                                                     ------------   ------------
        Total Liabilities ........................     3,728,220      3,513,467
                                                     ------------   ------------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000
         Shares Authorized; No Shares Issued
         and Outstanding) ........................             -              -
    Common Stock ($.001 Par Value; 10,000,000
         Shares Authorized; 8,604,617 Shares
         Issued and Outstanding) .................         8,604          8,604
    Additional Paid-in Capital ...................     1,346,944      1,346,944
    Accumulated Deficit ..........................      (176,514)      (198,115)
                                                     ------------   ------------
        Total Stockholders' Equity ...............     1,179,034      1,157,433
                                                     ------------   ------------
        Total Liabilities and Stockholders' Equity   $ 4,907,254    $ 4,670,900
                                                     ============   ============

                 The accompanying notes are an integral part of
                    these consollidated financial statements

                    VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                        For the Three Months
                                                        Ended September 30,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
NET REVENUES .....................................   $   814,177    $   477,864
                                                     ------------   ------------

COSTS AND EXPENSES:
    Instructional and Educational Support ........       139,268         56,174
    Selling and Promotion ........................       132,898         77,266
    General and Administrative ...................       520,223        377,051
                                                     ------------   ------------

        Total Operating Expenses .................       792,389        510,491
                                                     ------------   ------------

INCOME (LOSS) FROM OPERATIONS ....................        21,788        (32,627)

OTHER INCOME:
    Interest Income ..............................        12,499          8,057
                                                     ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ................        34,287        (24,570)
                                                     ============   ============

PROVISION FOR INCOME TAXES .......................        12,686              -

NET INCOME (LOSS) ................................   $    21,601    $   (24,570)

BASIC AND DILUTED:
      Net Income (Loss) Per Common Share: ........   $      0.00    $     (0.00)
                                                     ============   ============

      Weighted Common Shares Outstanding .........     8,839,633      7,498,078
                                                     ============   ============

                 The accompanying notes are an integral part of
                    these consollidated financial statements

                           VIRTUAL ACADEMICS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                            For the Three Months
                                                                             Ended September 30,
                                                                         ---------------------------
                                                                             2001           2000
                                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss) ................................................   $    21,601    $   (24,570)
    Adjustments to Reconcile Net Income (Loss) to Net Cash Flows
        (Used in) Provided by Operating Activities:
            Depreciation .............................................         6,737          2,575
            Consulting Expense on Common Stock Issued to Non-employees             -         55,305

            (Increase) Decrease in:
                Tuition Receivable ...................................      (234,075)      (466,491)
                Prepaid Recruiting Fees ..............................        (3,222)        10,900
                Other Prepaid Expenses ...............................       (97,489)        20,359
                Deferred Income Taxes ................................        12,686              -

            Increase (Decrease) in:
                Accounts Payable .....................................        41,168         18,362
                Unearned Revenues ....................................       151,329        692,024
                Accrued Recruiting Fees ..............................        21,662        (68,533)
                Other Accrued Expenses ...............................           593       (112,605)
                                                                         ------------   ------------

Net Cash Flows (Used in) Provided by Operating Activities ............       (79,010)       127,326
                                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment ............................       (20,874)        (3,370)
                                                                         ------------   ------------

Net Cash Flows Used in Investing Activities ..........................       (20,874)        (3,370)
                                                                         ------------   ------------

Net (Decrease) Increase in Cash and Cash Equivalents .................       (99,884)       123,956

Cash and Cash Equivalents - Beginning of Period ......................     1,775,206        465,683
                                                                         ------------   ------------

Cash and Cash Equivalents - End of Period ............................   $ 1,675,322    $   589,639
                                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ..........................................................   $         -    $         -
                                                                         ============   ============
   Income Taxes ......................................................   $         -    $         -
                                                                         ============   ============


                 The accompanying notes are an integral part of
                    these consollidated financial statements

                           VIRTUAL ACADEMICS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

Virtual Academics.com, Inc. ("VADC" or the "Company") is a distance learning company that provides Internet education to students throughout the world. The business is primarily conducted under the names of Barrington University and Virtual Academics.com, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Company's report on Form 10-KSB. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.

The consolidated statements include the accounts of Virtual Academics.com, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Certain reclassifications have been made to the prior period's consolidated statements of operations to conform to the current period's presentation.

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

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - OTHER PREPAID EXPENSES

In connection with a software licensing agreement with Nokia Mobile Phones Ltd. (the "Licensor"), a Finnish corporation, the Company paid a total of $108,900 to obtain the right to use and distribute certain software products of the Licensor to be used in or together with the Company's wireless products. The term of the agreement is for a period of one year from the effective date of August 15, 2001. The prepaid licensing fee is being amortized by the Company over the one year term. Accordingly, the Company recorded licensing expense of $13,612 during the three month period ended September 30, 2001.

NOTE 4 - STOCKHOLDERS' EQUITY

On February 1, 2000, the Company adopted a stock option plan (the "2000 Performance Equity Plan"). The purpose of the plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment the success of the Company is largely dependent. The plan was effective as of February 1, 2000 and, unless sooner terminated by the Board of Directors of the Company in accordance with the terms thereof, shall terminate on February 1, 2010. The plan provides for both incentive stock options and nonqualified stock options to be granted. Options to purchase a maximum of 1,000,000 shares may be granted and the exercise prices of the options granted pursuant to this plan is determined by the Board or an option committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, incentive options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years. There were no options granted or exercised during the period.

On December 26, 2000, the board of directors authorized the Company to repurchase, in the open market, up to 200,000 shares of the common stock of the Corporation, to demonstrate its belief that the per share price of the Company's common stock is significantly undervalued and to indicate to outside investors its confidence in the current and future business prospects of the Company. As of November 1, 2001, no shares have been repurchased.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Trade School Review Association filed a complaint against us on July 3, 2001 in the Superior Court for the State of California for the County of San Diego. The association alleges in its complaint that we have violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and seeks an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. We intend to vigorously contest this lawsuit. In October 2001, we received a proposal from the association regarding a possible settlement, to which we are currently analyzing our response. Inasmuch as this matter is in its preliminary stages, we are not able at this time to assess the likelihood of a favorable or unfavorable outcome to the litigation or whether a settlement can be reached.

Other litigation is from time to time pending against us is in the ordinary course of business and we believe this litigation will not have a material adverse effect on our financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS


GENERAL

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Report on Form 10-KSB of Virtual Academics.com, Inc. (the "Company") as filed with the Securities and Exchange Commission. These financial statements reflect the consolidated operations of Virtual Academics.com, Inc. ("VADC" or the "Company") for the three-month period ended September 30, 2001 and 2000, respectively.

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

We have established a dual degree program with the Universidad Yacambu of Lara Venezuela to offer Spanish language degree programs. In addition to degree completion programs, we are focusing on training corporate personnel, continuing education (CE) courses and wireless technology for education, which we believe is a major growth area.

Additionally, we are currently developing affordable wireless platforms to provide companies with quality training services for their employees. Our staff will work directly with Human Resource departments to ensure the training is scalable and applicable to their employees' needs. We will enable our WAP technology to provide seamless information to all employees, regardless if they are in the home, office or out in the field. Through a pilot program, we are currently offering a limited number of our business courses through the wireless Palm and other WAP enabled equipment through a Nokia gateway system. This technology will provide students the means to post messages, communicate with instructors and fellow students, complete exams, and to review syllabi and grades.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

For the three-month period ended September 30, 2001, we had a 70% increase in earned revenues to $814,177 in 2001 from $477,864 for the comparable period in 2000. The increase in revenues is due primarily to an increase in the number of students that have been registered. Substantial increases in revenue and profitability can be achieved through modest improvements in student course completion rates. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor if they have not completed courses. Our operating results may be impacted negatively by the registration of new students because we incur costs to enroll students but registration fees are initially deferred and then recognized with tuition over the course of the study period, under the guidelines of SEC Staff Accounting Bulletin 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)



RESULTS OF OPERATIONS (Continued)

Three months ended September 30, 2001 compared to three months ended September30, 2000.

Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as postage and shipping, credit card fees, computer related expenses, and printing fees. For the three months ended September 30, 2001, instructional and educational support expenses increased by 147% to $139,268 or 17% of net revenues as compared to $56,174 or 12% of net revenues for the three months ended September 30, 2000. The increase in instructional and educational support expenses and the related percentages was attributable to the increased cost of postage and delivery incurred for shipping books and supplies to our foreign students, increased credit card fees due to the fact that we encourage students to join our tuition payment program whereby students pay monthly by credit card, and an increase in student supplies. Student supplies increased to $85,658 or 10% of net revenues for the three months ended September 30, 2001 from $20,258 or 4% of net revenues for the three months ended September 30, 2000 due to increased textbook costs associated with certain courses and vendor price increases. Additionally, computer and internet related expenses increased to $30,150 or 4% of net revenues for the three months ended September 30, 2001 as compared to $8,487 or 2% of net revenues for the three months ended September 30, 2000 due to web site maintenance and upgrades.

Selling and promotion expense consists primarily of recruiting fees and advertising. For the three month period ended September 30, 2001, selling and promotion expenses increased by 72% to $132,898 or 16% of net revenues as compared to $77,266 or 16% of net revenues for the three months ended September 30, 2000. The increase in selling and promotion expenses is attributable to our increased advertising efforts. Although we are currently running advertisements in various national publications and newspapers in order to attract more students, we expect our advertising budget to remain constant through the end of fiscal 2002.

General and administrative expenses, which include payroll, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $520,223 for the three months ended September 30, 2001 as compared to $377,051 for three months ended September 30, 2000. This amounted to 64% of net revenues for the three months ended September 30, 2001 as compared to 79% for the three months ended September 30, 2000. The increase was primarily due to three factors:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)


RESULTS OF OPERATIONS (Continued)

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

First, personnel-related costs increased by 27% to $184,253 for the three months ended September 30, 2001 from $145,000 for the comparable period in 2000. This reflected the growth in the number of employees from 13 at September 30, 2000 to 15 at September 30, 2001 to handle student relations, develop new programs, and perform administrative tasks and to develop our wireless technologies. Second, the cost of professional fees increased to $100,148 for the three months ended September 30, 2001 as compared to $44,300 for the comparable period in 2000. The increase was attributable to the additional costs associated with operating a public entity such as auditing fees and legal fees. Third, the increased costs relating to office operations, such as postage and delivery costs incurred to ship degree program information, computer-related expenses, office supplies and credit card fees reflected our increased operational activities.

Interest income was $12,499 for the three months ended September 30, 2001 as compared to $8,057 for the three months ended September 30, 2000. We currently invest our excess cash balances in an interest-bearing account with a financial institution.

As a result of the foregoing factors, we recognized net income of $21,601 or $0.00 per share for the three months ended September 30, 2001 as compared to net loss of $(24,570) or $(0.00) per share for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2001, we had $1,675,332 in cash and cash equivalents on hand to meet our obligations, which represented a decrease of $99,884 from the beginning of the current fiscal year. We have financed our operating activities and our internal growth through cash generated from operations and through a private placement which raised $990,000.

For the three months ended September 30, 2001 and 2000, we had a (negative) positive cash flow from operating activities of $(79,010) and $127,326, respectively. During the three months ended September 30, 2001, we prepaid a licensing fee amounting to $108,900 in connection with a software licensing agreement. Except for the prepaid licensing fee, we expect that our operations will continue to provide positive cash flows.

We currently believe that with continued positive cash flow, we expect to be well capitalized sufficiently to fund our operations over the ensuing 12-month period, including the expected growth during this period. There can be no assurances, however, that our positive cash flow will continue or that we will not incur significant unexpected expenses.

We currently have no significant commitments for capital expenditures and believe that our cash on hand plus cash flow from operations will provide adequate liquidity for the remainder of the fiscal year based on current operations. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital- raising activities would be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 is effective for all business combinations initiated after June 30, 2001, while Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 did not have a material effect on our financial position or results of operations.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Trade School Review Association filed a complaint against us on July 3, 2001 in the Superior Court for the State of California for the County of San Diego. The association alleges in its complaint that we have violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and seeks an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. We intend to vigorously contest this lawsuit. In October 2001, we received a proposal from the association regarding a possible settlement, to which we are currently analyzing our response. Inasmuch as this matter is in its preliminary stages, we are not able at this time to assess the likelihood of a favorable or unfavorable outcome to the litigation or whether a settlement can be reached.

Other litigation is from time to time pending against us is in the ordinary course of business and we believe this litigation will not have a material adverse effect on our financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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


                                        VIRTUAL ACADEMICS.COM, INC.


Dated: November 13, 2001                By: /s/ Steven Bettinger
                                        -------------------------------
                                        Steven Bettinger, President and
                                        Chief Executive Officer


Dated: November 13, 2001                By: /s/ Robert Bettinger
                                        ---------------------------------
                                        Robert Bettinger, Chairman of the
                                        Board, Treasurer, Principal
                                        Financial and Accounting Officer