Form 10QSB
period 2001-12-31
VIRTUAL ACADEMICS COM INC
filed 2002-02-13
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               December 31, 2001
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

On January 18, 2002, the issuer had outstanding 8,690,331 shares of common stock, $.001 par value per share.

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2001
                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
             As of December 31, 2001 (Unaudited) and June 30, 2001.......... 3
      Consolidated Statements of Operations (Unaudited)
             For the Three and Six Months Ended December 31, 2001 and 2000.. 4 Consolidated Statements of Cash Flows (Unaudited)
             For the Six Months Ended December 31, 2001 and 2000............ 5

      Condensed Notes to Consolidated Financial Statements..................6-7

      Item 2 - Management's Discussion and Analysis.........................8-12


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings............................................ 12

      Item 2 - Changes in Securities and Use of Proceeds.................... 13

      Item 4 - Submission of Matters to a Vote of Security Holders.......... 13

      Item 6 - Exhibits and Reports on Form 8-K............................. 13

      Signatures............................................................ 13

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                     December 31,     June 30,
                                                         2001           2001
                                                     ------------   ------------
                                                     (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents ....................   $ 1,620,932    $ 1,775,206
    Tuition Receivable (Net of Allowance for
        Doubtful Accounts of $198,584 and
        $193,000, respectively) ..................     1,898,695      2,119,182
    Prepaid Recruiting Fees ......................       166,127        145,018
    Other Current Assets .........................       107,380         25,830
                                                     -----------    -----------

        Total Current Assets .....................     3,793,134      4,065,236
                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ..............        90,148         69,274
    Furniture, Fixtures and Office Equipment .....        47,970         46,932
    Leasehold Improvements .......................         3,051          3,051
                                                         141,169        119,257
                                                     -----------    -----------
    Less: Accumulated Depreciation ...............       (46,121)       (32,647)
                                                     -----------    -----------
        Total Property and Equipment .............        95,048         86,610
                                                     -----------    -----------

OTHER ASSETS:
    Tuition Receivable (Net of Allowance for
        Doubtful Accounts of $279,797 and
        $172,000, respectively) ..................       915,053        379,921
    Prepaid Recruiting Fees ......................        25,044         16,511
    Deferred Tax Asset ...........................        96,779        114,681
    Security Deposits ............................         8,177          7,941
                                                     -----------    -----------
        Total Other Assets .......................     1,045,053        519,054
                                                     -----------    -----------
        Total Assets .............................   $ 4,933,235    $ 4,670,900
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable .............................   $    16,294    $    15,392
    Unearned Revenues ............................     2,966,085      2,914,678
    Accrued Recruiting Fees ......................       122,484         89,318
    Other Accrued Expenses .......................       196,115        137,874
                                                     -----------    -----------
        Total Current Liabilities ................     3,300,978      3,157,262

NON-CURRENT LIABILITIES:
    Unearned Revenues ............................       391,607        336,919
    Accrued Recruiting Fees ......................        18,466         19,286
                                                     -----------    -----------
        Total Non-Current Liabilities ............       410,073        356,205
                                                     -----------    -----------
        Total Liabilities ........................     3,711,051      3,513,467
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value;
        1,000,000 Shares Authorized;
        No Shares Issued and Outstanding ) .......             -              -
    Common Stock ($.001 Par Value;
        10,000,000 Shares Authorized;
        8,690,331 and  8,604,617 Shares Issued
        and Outstanding at December 31, 2001
        and June 30, 2001, respectively) .........         8,690          8,604
    Additional Paid-in Capital ...................     1,376,858      1,346,944
    Accumulated Deficit ..........................      (163,364)      (198,115)
                                                     -----------    -----------
        Total Stockholders' Equity ...............     1,222,184      1,157,433
                                                     -----------    -----------
        Total Liabilities and Stockholders' Equity   $ 4,933,235    $ 4,670,900
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months          For the Six Months
                                                        Ended December 31,           Ended December 31,
                                                     -------------------------    -------------------------
                                                        2001          2000           2001          2000
                                                     -----------   -----------    -----------   -----------

NET REVENUES .....................................   $   771,502   $   613,378    $ 1,585,679   $ 1,091,242
                                                     -----------   -----------    -----------   -----------
COSTS AND EXPENSES:
    Instructional and Educational Support ........        28,787       125,526        168,055       181,700
    Selling and Promotion ........................        61,736       107,046        194,634       184,312
    General and Administrative ...................       673,106       451,905      1,193,329       828,956
                                                     -----------   -----------    -----------   -----------
        Total Operating Expenses .................       763,629       684,477      1,556,018     1,194,968
                                                     -----------   -----------    -----------   -----------

INCOME (LOSS) FROM OPERATIONS ....................         7,873       (71,099)        29,661      (103,726)

OTHER INCOME:
    Interest Income ..............................        10,493         9,221         22,992        17,278
                                                     -----------   -----------    -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES ................        18,366       (61,878)        52,653       (86,448)

PROVISION FOR INCOME TAXES .......................         5,216             -         17,902             -
                                                     -----------   -----------    -----------   -----------
NET INCOME (LOSS) ................................   $    13,150   $   (61,878)   $    34,751   $   (86,448)
                                                     ===========   ===========    ===========   ===========
BASIC AND DILUTED:
      Net Income (Loss) Per Common Share - Basic .   $      0.00   $     (0.01)   $      0.00    $    (0.01)
                                                     ===========   ===========    ===========   ===========
      Net Income (Loss) Per Common Share - Diluted   $      0.00   $     (0.01)   $      0.00    $    (0.01)
                                                     ===========   ===========    ===========   ===========

      Weighted Common Shares Outstanding - Basic .     8,616,729     7,503,617      8,610,673     7,500,847
                                                     ===========   ===========    ===========   ===========
      Weighted Common Shares Outstanding - Diluted     8,930,991     7,503,617      8,924,935     7,500,847
                                                     ===========   ===========    ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           VIRTUAL ACADEMICS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the Six Months Ended
                                                              December 31,
                                                      --------------------------
                                                          2001          2000
                                                      -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss) ..............................  $    34,751   $   (86,448)
    Adjustments to Reconcile Net Income (Loss)
        to Net Cash Flows (Used in) Provided by
        Operating Activities:
           Depreciation ............................       13,474         5,845
           Non-Cash Compensation ...................       30,000             -
           Consulting Expense on Common Stock
              Options Issued to Non-employees ......            -        55,305
           Consulting Expense on Stock Options
              Issued to Non-employees ..............            -        17,820

           (Increase) Decrease in:
             Tuition Receivable ....................     (314,645)     (776,933)
             Prepaid Recruiting Fees ...............      (29,642)      (16,294)
             Other Prepaid Expenses ................      (81,550)       42,859
             Security Deposits .....................         (236)            -

           Increase (Decrease) in:
              Accounts Payable .....................          902        41,554
              Unearned Revenues ....................      106,095     1,166,465
              Accrued Recruiting Fees ..............       32,346       (54,910)
              Deferred Income Taxes ................       17,902             -
              Other Accrued Expenses ...............       58,241       (57,909)
                                                      -----------   -----------
Net Cash Flows (Used in) Provided by
    Operating Activities ...........................     (132,362)      337,354
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment ..........      (21,912)      (24,937)
                                                      -----------   -----------
Net Cash Flows Used in Investing Activities ........      (21,912)      (24,937)
                                                      -----------   -----------
Net (Decrease) Increase in Cash and Cash Equivalents     (154,274)      312,417

Cash and Cash Equivalents - Beginning of Period ....    1,775,206       465,683
                                                      -----------   -----------
Cash and Cash Equivalents - End of Period ..........  $ 1,620,932   $   778,100
                                                      ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ........................................  $         -   $         -
                                                      ===========   ===========
   Income Taxes ....................................  $         -   $         -
                                                      ===========   ===========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Company's report on Form 10-KSB. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.

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

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3 - OTHER PREPAID EXPENSES

In connection with a software licensing agreement with Nokia Mobile Phones Ltd. (the "Licensor"), a Finnish corporation, the Company paid a total of $108,900 to obtain the right to use and distribute certain software products of the Licensor to be used in or together with the Company's wireless products. The term of the agreement is for a period of one year from the effective date of August 15, 2001. The prepaid licensing fee is being amortized by the Company over the one year term. Accordingly, the Company recorded licensing expense of $40,837 during the six month ` period ended December 31, 2001.

NOTE 4 - STOCKHOLDERS' EQUITY

On February 1, 2000, the Company adopted a stock option plan (the "2000 Performance Equity Plan"). The purpose of the plan is to advance the interests of the Company by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment the success of the Company is largely dependent. The plan was effective as of February 1, 2000 and, unless sooner terminated by the Board of Directors of the Company in accordance with the terms thereof, shall terminate on February 1, 2010. The plan provides for both incentive stock options and nonqualified stock options to be granted. Options to purchase a maximum of 1,000,000 shares may be granted and the exercise prices of the options granted pursuant to this plan are determined by the Board or an option committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, incentive options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years.

On December 19, 2001, the Company granted options to purchase 20,000 shares of common stock to non-employee directors. The options expire on December 19, 2011 and are exercisable at $.35 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On the same date, the Company granted options to purchase 200,000 shares of common stock to certain employees of the Company. The options are exercisable at $.35 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

The Board of Directors authorized the issuance of 85,714 shares of common stock to employees as a year-end bonus. The shares were valued at $.35 per share or an aggregate of $30,000, which was charged to compensation expense at the grant date.

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Trade School Review Association filed a complaint against us on July 3, 2001 in the Superior Court for the State of California for the County of San Diego. The association alleges in its complaint that we have violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and seeks an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. Recently, the Company and the Trade School Review Association reached an agreement in principle to settle for $80,000. As a result, the Company recorded settlement expense of $80,000, which is included in general and administrative expenses and in accrued liabilities in the accompanying consolidated financial statements.

Other litigation is from time to time pending against us is in the ordinary course of business and we believe this litigation will not have a material adverse effect on our financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Report on Form 10-KSB of Virtual Academics.com, Inc. (the "Company") as filed with the Securities and Exchange Commission. These financial statements reflect the consolidated operations of Virtual Academics.com, Inc. ("VADC" or the "Company") for the six and three month periods ended December 31, 2001 and 2000, respectively.

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

RESULTS OF OPERATIONS

Six months ended December 31, 2001 compared to six months ended December 31, 2000.

For the six-month period ended December 31, 2001, we had a 45% increase in earned revenues to $1,585,679 in 2001 from $1,091,242 for the comparable period in 2000. The increase in revenues is due primarily to an increase in the number of students that have been registered. Substantial increases in revenue and profitability can be achieved through modest improvements in student course completion rates. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor if they have not completed courses. Our operating results may be impacted negatively by the registration of new students because we incur costs to enroll students but registration fees are initially deferred and then recognized with tuition over the course of the study period, under the guidelines of SEC Staff Accounting Bulletin 101.

Six months ended December 31, 2001 compared to six months ended December 31, 2000.

Instructional and educational support expenses consist primarily of student supplies such as textbooks as well as postage and shipping, credit card fees, computer related expenses, and printing fees. For the six months ended December 31, 2001, instructional and educational support expenses decreased by 7.5% to $168,055 or 11% of net revenues as compared to $181,700 or 17% of net revenues for the six months ended December 31, 2000. The decrease in instructional and educational support expenses and the related percentages was attributable to a second quarter adjustment of $71,823 for the over-accrual of costs incurred for books and supplies to our students. This was offset by increased credit card fees due to the fact that we encourage students to join our tuition payment program whereby students pay monthly by credit card, and an increase in student supplies. Additionally, computer and internet related expenses increased to $44,741 or 2.8% of net revenues for the six months ended December 31, 2001 as compared to $22,600 or 2.1 % of net revenues for the six months ended December 31, 2000 due to web site maintenance and upgrades as well as the development of additional websites for our wireless products.

Selling and promotion expense consists primarily of recruiting fees and advertising. For the six month period ended December 31, 2001, selling and promotion expenses increased by 6% to $194,634 or 12% of net revenues as compared to $184,312 or 17% of net revenues for the six months ended December 31, 2000. The increase in selling and promotion expenses is attributable to our increased advertising efforts. Although we are currently running advertisements in various national publications and newspapers in order to attract more students, we expect our advertising budget to remain constant through the end of fiscal 2002.

General and administrative expenses, which include payroll, professional fees, consulting fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $1,193,329 for the six months ended December 31, 2001 as compared to $828,956 for six months ended December 31, 2000. This amounted to 75% of net revenues for the six months ended December 31, 2001 as compared to 76% for the six months ended December 31, 2000. The increase was primarily due to four factors:

Six months ended December 31, 2001 compared to six months ended December 31, 2000. (Continued)

First, personnel-related costs increased by 68% to $452,653 for the six months ended December 31, 2001 from $273,347 for the comparable period in 2000. This reflected the growth in the number of employees from 13 at December 31, 2000 to approximately 20 employees during the quarter ended December 31, 2001. We currently have 15 employees as of December 31, 2001 to handle student relations, develop new programs, and perform administrative tasks and to develop our wireless technologies. Second, the cost of professional fees increased to $281,746 for the six months ended December 31, 2001 as compared to $191,711 for the comparable period in 2000. The increase was attributable to the additional costs associated with the filing of a registration statement with the Securities and Exchange Commission during the three months ended December 31, 2001. Third, the increased costs relating to office operations, such as postage and delivery costs incurred to ship degree program information, computer-related expenses, office supplies and credit card fees, reflected our increased operational activities. Fourth, the Company and the Trade School Review Association have reached an agreement in principle to settle for $80,000, for which we recorded settlement expense.

Interest income was $22,992 for the six months ended December 31, 2001 as compared to $17,278 for the six months ended December 31, 2000. We currently invest our excess cash balances in an interest-bearing account with a financial institution.

As a result of the foregoing factors, we recognized net income of $34,751 or net income of $.00 per share for the six months ended December 31, 2001 as compared to net loss of $(86,448) or a loss of $(0.01) per share for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2001, we had $1,620,932 in cash and cash equivalents on hand to meet our obligations, which represented a decrease of $154,274 from the beginning of the current fiscal year. We have financed our operating activities and our internal growth through cash generated from operations and through a private placement which raised $990,000.

For the six months ended December 31, 2001 and 2000, we had a (negative) positive cash flow from operating activities of $(132,362) and $337,354, respectively. During the six months ended December 31, 2001, we prepaid a licensing fee amounting to $108,900 in connection with a software licensing agreement.

We currently believe that with future positive cash flows, we expect to be sufficiently well capitalized to fund our operations over the ensuing 12-month period, including the expected growth during this period. There can be no assurances, however, that there will be positive cash flows or that we will not have to incur significant unexpected expenses.

We currently have no significant commitments for capital expenditures and believe that our cash on hand plus future cash flows from operations will provide adequate liquidity for the remainder of the fiscal year based on current operations. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital- raising activities would be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"). Statement No. 141 is effective for all business combinations initiated after June 30, 2001, while Statement No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement No. 142 did not have an effect on our financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Trade School Review Association filed a complaint against us on July 3, 2001 in the Superior Court for the State of California for the County of San Diego. The association alleges in its complaint that we have violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and seeks an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. Recently, the Company and the Trade School Review Association reached an agreement in principle to settle for $80,000. As a result, we recorded settlement expense of $80,000, which is included in general and administrative expenses and in accrued liabilities in the accompanying consolidated financial statements.

Other litigation is from time to time pending against us is in the ordinary course of business and we believe this litigation will not have a material adverse effect on our financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 19, 2001, the Company granted options to purchase 20,000 shares of common stock to non-employee directors. The options expire on December 19, 2011 and are exercisable at $.35 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On the same date, the Company granted options to purchase 200,000 shares of common stock to certain employees of the Company. The options are exercisable at $.35 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. All of the foregoing grants or awards were undertaken pursuant to the exemption from registration under Section 4(2) of the Securities Act. The Company did not pay any fees or commissions in connection therewith.

The Company also awarded 85,714 shares of common stock to employees as a year-end bonus. The shares were valued at $.35 per share or an aggregate of $30,000, which was charged to compensation expense at the grant date.

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


                                      VIRTUAL ACADEMICS.COM, INC.

Dated: February 13, 2002              By: /s/ Steven Bettinger
                                          ---------------------------------
                                          Steven Bettinger, President and
                                          Chief Executive Officer

Dated: February 13, 2002              By: /s/ Robert Bettinger
                                          ---------------------------------
                                          Robert Bettinger, Chairman of the
                                          Board, Treasurer, Principal
                                          Financial and Accounting Officer