Form 10QSB
period 2002-03-31
VIRTUAL ACADEMICS COM INC
filed 2002-05-13
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2002
Commission file number:                     033-25900



                           VIRTUAL ACADEMICS.COM, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                     75-2228820
         (State or other jurisdiction of              I.R.S. Employer
         incorporation or organization)               Identification No.)




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

On April 25, 2002, the issuer had outstanding 8,701,287 shares of common stock, $.001 par value per share.

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

  Consolidated Balance Sheets
     As of March 31, 2002 (Unaudited) and June 30, 2001......................3
  Consolidated Statements of Operations (Unaudited)
     For the Three and Nine Months Ended March 31, 2002 and 2001.............4
  Consolidated Statements of Cash Flows (Unaudited)
     For the Nine Months Ended March 31, 2002 and 2001.......................5

  Condensed Notes to Consolidated Financial Statements......................6-8

  Item 2 - Management's Discussion and Analysis and Results of Operations...8-13


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings.................................................13

  Item 2 - Changes in Securities and Use of Proceeds.........................14

  Item 4 - Submission of Matters to a Vote of Security Holders...............14

  Item 6 - Exhibits and Reports on Form 8-K..................................14

  Signatures.................................................................14

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                       March 31,      June 30,
                                                          2002          2001
                                                      -----------   -----------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents ........................  $ 1,566,907   $ 1,775,206
  Tuition Receivable (Net of Allowance for Doubtful
    Accounts of $206,000 and $193,000, respectively)    1,784,556     2,119,182
  Prepaid Recruiting Fees ..........................       88,530       145,018
  Other Current Assets .............................       54,254        25,830
                                                      -----------   -----------
    Total Current Assets ...........................    3,494,247     4,065,236
                                                      -----------   -----------
PROPERTY AND EQUIPMENT:
  Computer Equipment and Software ..................       94,668        69,274
  Furniture, Fixtures and Office Equipment .........       46,932        46,932
  Leasehold Improvements ...........................        3,051         3,051
                                                      -----------   -----------
                                                          144,651       119,257

  Less: Accumulated Depreciation ...................      (53,108)      (32,647)
                                                      -----------   -----------
    Total Property and Equipment ...................       91,543        86,610
                                                      -----------   -----------
OTHER ASSETS:
  Tuition Receivable (Net of Allowance for Doubtful
    Accounts of $349,000 and $172,000, respectively)      924,581       379,921
  Prepaid Recruiting Fees ..........................       14,177        16,511
  Deferred Tax Asset ...............................      211,049       114,681
  Security Deposits ................................        8,177         7,941
                                                      -----------   -----------
    Total Other Assets .............................    1,157,984       519,054
                                                      -----------   -----------
    Total Assets ...................................  $ 4,743,774   $ 4,670,900
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable .................................  $    28,916   $    15,392
  Unearned Revenues ................................    2,728,925     2,914,678
  Accrued Recruiting Fees ..........................      110,000        89,318
  Other Accrued Expenses ...........................      198,026       137,874
                                                      -----------   -----------
    Total Current Liabilities ......................    3,065,867     3,157,262

NON-CURRENT LIABILITIES:
  Unearned Revenues ................................      392,401       336,919
  Accrued Recruiting Fees ..........................       17,615        19,286
                                                      -----------   -----------
    Total Non-Current Liabilities ..................      410,016       356,205
                                                      -----------   -----------
    Total Liabilities ..............................    3,475,883     3,513,467
                                                      -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock ($.001 Par Value; 1,000,000 Shares
    Authorized) No Shares Issued and Outstanding ) .            -             -
  Common Stock ($.001 Par Value; 10,000,000 Shares
    Authorized; 8,696,287 and  8,604,617 Shares
    Issued and Outstanding at March 31, 2002 and
    June 30, 2001, respectively) ...................        8,696         8,604
  Additional Paid-in Capital .......................    1,381,352     1,346,944
  Accumulated Deficit ..............................     (122,157)     (198,115)
                                                      -----------   -----------
    Total Stockholders' Equity .....................    1,267,891     1,157,433
                                                      -----------   -----------
    Total Liabilities and Stockholders' Equity .....  $ 4,743,774   $ 4,670,900
                                                      ===========   ===========
              The accompanying notes are an integral part of these
                        consolidated financial statements

                 VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                      For the Three Months      For the Nine Months
                                                         Ended March 31,           Ended March 31,
                                                    ------------------------  ------------------------
                                                       2002          2001        2002          2001
                                                    -----------   ----------  -----------   ----------
NET REVENUES .....................................  $   951,554   $  808,031  $ 2,537,233   $1,899,273
                                                    -----------   ----------  -----------   ----------

COSTS AND EXPENSES:
    Cost of Equipment Sales ......................        6,363            -        6,363            -
    Instructional and Educational Support ........       79,514      101,244      247,569      282,944
    Selling and Promotion ........................      194,935      104,841      389,569      289,153
    General and Administrative ...................      654,943      441,488    1,848,272    1,270,444
                                                    -----------   ----------  -----------   ----------

        Total Operating Expenses .................      935,755      647,573    2,491,773    1,842,541
                                                    -----------   ----------  -----------   ----------

INCOME FROM OPERATIONS ...........................       15,799      160,458       45,460       56,732

OTHER INCOME:
    Interest Income ..............................        8,383        9,253       31,375       26,531
                                                    -----------   ----------  -----------   ----------

INCOME BEFORE INCOME TAXES .......................       24,182      169,711       76,835       83,263

PROVISION FOR INCOME TAXES
    Current ......................................       97,245            -      115,147            -
    Deferred .....................................     (114,270)           -     (114,270)           -
                                                    -----------   ----------  -----------   ----------

        Total (Benefit) Provision for Income Taxes      (17,025)           -          877            -
                                                    -----------   ----------  -----------   ----------

NET INCOME .......................................  $    41,207   $  169,711  $    75,958   $   83,263
                                                    ===========   ==========  ===========   ==========
BASIC AND DILUTED:
      Net Income Per Common Share - Basic ........  $      0.00   $     0.02  $      0.01   $     0.01
                                                    ===========   ==========  ===========   ==========
      Net Income Per Common Share - Diluted ......  $      0.00   $     0.02  $      0.01   $     0.01
                                                    ===========   ==========  ===========   ==========

      Weighted Common Shares Outstanding - Basic .    8,695,294    7,503,617    8,642,441    7,500,847
                                                    ===========   ==========  ===========   ==========
      Weighted Common Shares Outstanding - Diluted    8,946,341    7,503,617    8,905,565    7,500,847
                                                    ===========   ==========  ===========   ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           VIRTUAL ACADEMICS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Nine Months
                                                           Ended March 31,
                                                      -------------------------
                                                         2002           2001
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ........................................ $    75,958   $    83,263
  Adjustments to Reconcile Net Income to Net Cash
    Flows (Used in) Provided by Operating Activities:
       Depreciation .................................      20,461        11,221
       Non-Cash Compensation ........................      30,000             -
       Consulting Expense on Common Stock Options
         Issued to Non-employees ....................           -        55,305
       Consulting Expense on Stock Options
         Issued to Non-employees ....................           -        17,820

    (Increase) Decrease in:
       Tuition Receivable ...........................    (210,034)     (996,346)
       Prepaid Recruiting Fees ......................      58,822       (14,292)
       Other Current Assets .........................     (28,424)       42,859
       Deferred Income Taxes ........................     (96,368)            -
       Security Deposits ............................        (236)            -

    Increase (Decrease) in:
       Accounts Payable .............................      13,524         2,668
       Unearned Revenues ............................    (130,271)    1,364,202
       Accrued Recruiting Fees ......................      19,011       (54,389)
       Other Accrued Expenses .......................      64,652       (22,472)
                                                      -----------   -----------

Net Cash Flows (Used in) Provided by
  Operating Activities ..............................    (182,905)      489,839
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Property and Equipment .............     (25,394)      (37,354)
                                                      -----------   -----------
Net Cash Flows Used in Investing Activities .........     (25,394)      (37,354)
                                                      -----------   -----------
Net (Decrease) Increase in Cash and Cash Equivalents     (208,299)      452,485

Cash and Cash Equivalents - Beginning of Period .....   1,775,206       465,683
                                                      -----------   -----------
Cash and Cash Equivalents - End of Period ........... $ 1,566,907   $   918,168
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest .......................................... $         -   $         -
                                                      ===========   ===========
  Income Taxes ...................................... $         -   $         -
                                                      ===========   ===========

Common stock issued for debt ........................ $     4,500   $         -
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                           VIRTUAL ACADEMICS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Virtual Academics.com, Inc. ("VADC" or the "Company") is a distance learning company that provides Internet education to students throughout the world. The business is primarily conducted under the names of Barrington University, Virtual Academics.com and Cenuco. Additionally, the Company established a wireless e-learning platform in the academic, consumer and corporate marketplaces. The Company is also engaged in the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Company's report on Form 10-KSB. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.

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

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - OTHER CURRENT ASSETS

In connection with a software licensing agreement with Nokia Mobile Phones Ltd. (the "Licensor"), a Finnish corporation, the Company paid a total of $108,900 to obtain the right to use and distribute certain software products of the Licensor to be used in or together with the Company's wireless products. The term of the agreement is for a period of one year from the effective date of August 15, 2001. The prepaid licensing fee is being amortized by the Company over the one year term. Accordingly, the Company recorded licensing expense of $68,062 during the nine month period ended March 31, 2002.

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

On January 15, 2002, the Company issued 5,956 shares of common stock to a consultant to settle debt of $4,500, which was outstanding as of December 31, 2001 for services previously rendered.

NOTE 5 - SEGMENT INFORMATION

The Company operates in two reportable business segments - (1) the online distance learning industry, and (2) the development and sales of wireless solutions and web services. The latter segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations.

                                   For the Nine Months Ended March 31, 2002
                              --------------------------------------------------
                              Online Distance    Wireless and       Consolidated
                                 Learning        Web Solutions          Total
                                ----------       -------------      ------------
Net Revenues ...............    $2,448,565         $  88,668         $2,537,233
                                ==========         =========         ==========
Costs and Operating Expenses    $2,261,378         $ 230,395         $2,491,773
                                ==========         =========         ==========
Income from Operations .....    $  187,187         $(141,727)        $   45,460
                                ==========         =========         ==========
Interest Income ............    $   29,154         $   2,221         $   31,375
                                ==========         =========         ==========
Net Income .................    $  215,464         $(139,506)        $   75,958
                                ==========         =========         ==========

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Trade School Review Association has filed complaints against certain schools that are licensed by local state education departments outside California and on July 3, 2001, it filed against Barrington University in the Superior Court for the State of California for the County of San Diego. The association alleged in its complaint that the Company violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and sought an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. In April 2002, the court dismissed this case with Prejudice. The Company recorded a legal expense of $80,000 in the previous quarter, which is included in general and administrative expenses.

From time to time, the Company faces litigation in the ordinary course of business. Currently the Company is not involved with any litigation which will have a material adverse effect on its financial condition.

NOTE 6 - SUBSEQUENT EVENT

During April 2002, the Company issued 5,000 shares of common stock to an employee for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Report on Form 10-KSB of Virtual Academics.com, Inc. as filed with the Securities and Exchange Commission. These financial statements reflect the consolidated operations of Virtual Academics.com, Inc. for the nine and three month periods ended March 31, 2002 and 2001, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)

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

Additionally, we are currently developing affordable wireless platforms to provide companies with quality training services for their employees. Our staff works directly with Human Resource departments to ensure the training is scalable and applicable to their employees' needs. Our technology provides seamless information to all employees, regardless if they are in the home, office or out in the field.

The company has released other wireless application products that are currently being used in the Real Estate, Insurance and Sports Information verticals. The software applications are compatible with all existing wireless devices. We expect to release several academic and training solutions in fiscal 2002. Future applications include solutions for the medical and hospitality industries.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)

We operate in two reportable business segments - (1) the online distance learning industry, and (2) the development and sales of wireless solutions and web services. The latter segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations.

Nine months ended March 31, 2002 compared to nine months ended March 31, 2001.

As a result of the following factors, we recognized net income of $75,958 or net income of $.01 per share for the nine months ended March 31, 2002 as compared to net income of $83,263 or net income of $0.01 per share for the nine months ended March 31, 2001.

Online Distance Learning Segment

For the nine months ended March 31, 2002, we had a 34% increase in earned revenues to $2,537,233 from $1,899,273 for the comparable period in 2001. The increase in revenues is due primarily to an increase in the number of students that have been registered. Substantial increases in revenue and profitability can be achieved through modest improvements in student course completion rates. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor if they have not completed courses. Our operating results may be impacted negatively by the registration of new students because we incur costs to enroll students but registration fees are initially deferred and then recognized with tuition over the course of the study period, under the guidelines of SEC Staff Accounting Bulletin 101.

Instructional and educational support expenses consist primarily of student supplies such as textbooks as well as postage and shipping, credit card fees, computer related expenses, and printing fees. For the nine months ended March 31, 2002, instructional and educational support expenses decreased by 12% to $247,569 or 10% of net revenues as compared to $282,944 or 15% of net revenues for the nine months ended March 31, 2001. The decrease in instructional and educational support expenses and the related percentages was attributable to a second quarter adjustment of $71,823 for the over-accrual of costs incurred for books and supplies to our students. This was offset by increased credit card fees due to the fact that we encourage students to join our tuition payment program whereby students pay monthly by credit card, and an increase in student supplies. Additionally, computer and internet related expenses increased to $54,287 or 2% of net revenues for the nine months ended March 31, 2002 as compared to $42,694 or 2 % of net revenues for the nine months ended March 31, 2001 due to web site maintenance and upgrades as well as the development of additional websites for our wireless products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)

Nine months ended March 31, 2002 compared to nine months ended March 31, 2001.

Online Distance Learning Segment (Continued)

Selling and promotion expense consists primarily of recruiting fees and advertising. For the nine month period ended March 31, 2002, selling and promotion expenses increased by 15% to $333,764 or 13% of net revenues as compared to $289,153 or 15% of net revenues for the nine months ended March 31, 2001. The increase in selling and promotion expenses is attributable to our increased advertising efforts. Although we are currently running advertisements in various national publications and newspapers in order to attract more students, we expect our advertising budget to remain constant through the end of fiscal 2002.

General and administrative expenses, which include payroll, professional fees, consulting fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $1,680,045 for the nine months ended March 31, 2002 as compared to $1,270,444 for nine months ended March 31, 2001. This amounted to 69% of net revenues for the nine months ended March 31, 2002 as compared to 76% for the nine months ended March 31, 2001. The increase was primarily due to four factors:

First, personnel-related costs increased by 44% to $570,392 for the nine months ended March 31, 2002 from $396,094 for the comparable period in 2001. This reflected the growth in the number of employees from 13 at March 31, 2001 to approximately 20 employees during the period ended March 31, 2002. We currently have 15 employees as of March 31, 2002 to handle student relations, develop new programs, and perform administrative tasks and to develop our wireless technologies. Second, the cost of professional fees increased to $258,696 for the nine months ended March 31, 2002 as compared to $201,007 for the comparable period in 2001. The increase was attributable to the additional costs associated with the filing of a registration statement with the Securities and Exchange Commission during the nine months ended March 31, 2002. Third, the increased costs relating to office operations, such as postage and delivery costs incurred to ship degree program information, computer-related expenses, office supplies and credit card fees, which reflects our increased operational activities. Fourth, the Company recorded $80,000 in legal expenses related to the dismissal with prejudice of the Trade School Review Association lawsuit in the previous quarter.

Interest income was $29,154 for the nine months ended March 31, 2002 as compared to $26,531 for the nine months ended March 31, 2001. We currently invest our excess cash balances in an interest-bearing account with a financial institution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
        (Continued)

Nine months ended March 31, 2002 compared to nine months ended March 31, 2001.

Wireless and Web Solutions Segment

Our wireless and web solutions subsidiary, Cenuco, Inc., began operations in December 2001. Accordingly, no comparable financial information is available for the comparable period in fiscal 2001.

For the nine months ended March 31, 2002, we had revenues from web design and hosting and wireless solutions amounting to $88,668. We incurred cost of sales related to the sale of equipment of $6,363. Selling and promotion expenses amounted to $55,805, which included $40,000 in commission expense. We incurred $168,227 of general and administrative expenses, which includes salaries of $49,385, licensing fees of $68,062, and other expenses. Interest income amounted to $2,221.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2002, we had $1,566,907 in cash and cash equivalents on hand to meet our obligations, which represented a decrease of $208,299 from the beginning of the current fiscal year.

For the nine months ended March 31, 2002 and 2001, we had a (negative) positive cash flow from operating activities of $(182,905) and $489,839, respectively. During the nine months ended March 31, 2002, we prepaid a licensing fee amounting to $108,900 in connection with a software licensing agreement. Additionally, we have spent additional cash on payroll for technical staff, related to our wireless solutions development.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Trade School Review Association has filed complaints against certain schools that are licensed by local state education departments outside California and on July 3, 2001, it filed against Barrington University in the Superior Court for the State of California for the County of San Diego. The association alleged in its complaint that the Company violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and sought an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. In April 2002, the court dismissed this case with Prejudice. The Company recorded a legal expense of $80,000 in the previous quarter which is included in general and administrative expenses.

From time to time the company faces litigation in the ordinary course of business. Currently we are not involved with any litigation which will have a material adverse effect on our financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 15, 2002, the Company issued 5,956 shares of common stock to settle debt of $4,500, which was outstanding as of December 31, 2001 for services previously rendered by a consultant.

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


                                       VIRTUAL ACADEMICS.COM, INC.

       Dated: May 13, 2002             By: /s/ Steven Bettinger
                                           -------------------------------
                                           Steven Bettinger, President and
                                           Chief Executive Officer

       Dated: May 13, 2002             By: /s/ Robert Bettinger
                                           -------------------------------
                                           Robert Bettinger, Chairman of the
                                           Board, Treasurer, Principal
                                           Financial and Accounting Officer