Form 10KSB
period 2002-06-30
VIRTUAL ACADEMICS COM INC
filed 2002-09-30
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                        Commission file number 033-25900

                           Virtual Academics.com, Inc.
           -----------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                               Delaware 75-2228820
 -------------------------------------------------------------------------------
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

             6421 Congress Ave, Suite 201, Boca Raton, Florida 33487
    ------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 994-4446
                     ---------------------------------------
                           (Issuer's Telephone Number)

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

State issuer's revenues for its most recent fiscal year.  $3,099,498

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $1,187,529 based on a price of $.45 per share as of September 17, 2002.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 2002, the Registrant had 8,701,467 shares of common stock outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page

PART I........................................................................1

    Item 1.  Description of Business..........................................1

    Item 2.  Description of Property.........................................15

    Item 3.  Legal Proceedings...............................................15

    Item 4.  Submission of Matters to a Vote of Security Holders.............16

PART II......................................................................16

    Item 5.  Market for Common Equity and Related Stockholder Matters........16

    Item 6.  Management's Discussion and Analysis or Plan of Operation.......17

    Item 7.  Financial Statements............................................21

    Item 8.  Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure .................................22

PART III.....................................................................22

    Item 9.  Management......................................................22

    Item 10. Executive Compensation..........................................23

    Item 11. Security Ownership of Certain Beneficial Owners and Management..25

    Item 12. Certain Relationships and Related Transactions..................26

    Item 13. Exhibits and Reports on Form 8-K................................27

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

         Additionally, the Company established a technology subsidiary called Cenuco, Inc. ("Cenuco"). Cenuco is a wholly-owned subsidiary that develops wireless e-learning platform and technologies in the academic, consumer and corporate marketplaces. We are also engaged in the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services, though our subsidiary.

         Our executive office is located at 6421 Congress Ave, Suite 201, Boca Raton, Florida 33487 and we have an administrative office at 801 Executive Park Drive, Mobile, Alabama 36606.

         We operate in two reportable business segments - (1) the online distance learning industry, and (2) the development and sales of wireless solutions and web services. The latter segment includes development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services. Our reportable segments are strategic business units that offer different products, which complement each other. They are managed separately based on the fundamental differences in their operations. The following descriptions of our business are broken down by segments and are discussed separately below.

DISTANCE LEARNING SEGMENT

STRATEGY

         Key components of our strategy include:

         Marketing Relationships with Business Entities. We have realized growth from continuing marketing relationships with businesses, including fortune 500 companies that reimburse employees to take educational courses. These employees represent a small part of our current student population, however, we expect it to be a growing part of the student population in the future.

         Typically, we provide customized distance learning educational services through our partners or to the workforce of its partners. Frequently, our corporate partners sponsor students by paying directly or reimbursing their employees' educational efforts.

         Expand Global Enrollment and Recruitment Program. We intend to increase our enrollment by adding to our team of representatives. The representatives are currently based in areas characterized by what management believes to be a large number of students, including Canada, China, Malaysia, Argentina, Spain, Japan, Mexico, Korea, Brazil, and Venezuela.

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

MARKET

         The United States and international education market may be divided into the following segments:

         - Kindergarten through twelfth grade (and overseas counterparts) schools;

         -  Vocational and technical training schools;

         -  Workplace and consumer training and

         -  Degree-granting colleges and universities ("Higher Education").

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

       We serve the needs of mid-career, working adults, American and foreign, by providing:

         - Convenient access to a learning environment (primarily through our website);

         - Degree programs offered by licensed institutions that can be completed in a reasonable amount of time for a reasonable cost;

         - Programs that provide knowledge and skills with immediate practical value in the workplace;

         - Education provided by qualified faculty members with current practical experience in fields related to the subjects they instruct; and

         - Learning resources available electronically to all students in several languages regardless of geographical location.

         We believe that the requirements of the adult working population represent a significant market opportunity to Higher Education institutions that can offer programs that meet these unique needs.

         Most colleges and universities feature a more capital-intensive teaching and learning structure characterized by:

         - Dormitories, student unions and other significant plant assets to support the needs of students;

         -  Fully-configured library facilities and related full-time staff;

         - A high percentage of full-time tenured faculty with doctoral degrees; and

         -  An emphasis on research and the related staff and facilities.

         In addition, the majority of colleges and universities provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer and winter breaks. In addition, this structure generally requires that working adults attend one or more courses three times a week, commute to a central site, take work time to complete course requirements and, in undergraduate programs, participate passively in an almost exclusively lecture-based learning format primarily focused on a theoretical presentation of the subject matter. For the majority of working adults, earning an undergraduate degree in this manner would take seven to ten years. In recent years, many traditional colleges and universities have begun offering more flexible programs for working adults, although their focus appears to remain on 18 to 24-year old students.

VADC ENTITIES AND AFFILIATIONS

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

ACADEMIC PROGRAMS

         We offer several specialty academic programs, including:

                  Business Administration
                  Management Information Systems
                  Criminal Justice
                  Computer Science
                  Nutrition
                  Innovation
                  Environmental Insurance
                  English as a second language
                  Business Coaching

         We have developed the "Innovation Institute" with Mr. Harold McAlindon, a well-recognized and published innovation pioneer. Our client's include fortune 500 companies and we plan to further expand our client base during the fiscal year 2003.

TEACHING MODEL

         VADC's teaching structure has the following major characteristics:

         Tuition. All of our students must pay a registration fee to cover the costs of books, study manuals and other materials necessary for their studies. Generally, registration fees are $450 (an additional $250 for international students) and tuition fees range from $850 to $6,500 per program. Scholarships and discounts are available to certain students who demonstrate financial need. Frequently, tuition qualifies as a tax-deductible expense incurred as part of an effort to maintain or improve job-related skills.

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

         Our faculty is comprised of approximately 45 part-time persons. Most faculty members are recruited as the result of referrals from faculty, students and corporate contacts. All part-time faculties are contracted with on a course-by-course basis.

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

         Academic Quality. Any student having earned a high school diploma, General Equivalency Diploma ("GED") or international equivalent may apply to earn any VADC certificate or enter into a bachelor's degree program. Any student having earned a Bachelor's degree or international equivalent, or registered in one of the VADC universities to earn their Bachelors' degree may apply to enter into any VADC master's degree program.

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

CUSTOMERS

         Our customers consist of working adult students, colleges and universities, governmental agencies and employers. The following is an approximate breakdown of students by the level of program they are seeking, as of September 1, 2002:

                  Programs

         Combined Bachelor's/Master's Program        12%
         Master's Degree                             50%
         Bachelor's Degree                           37%
         Certificate Level                            1%
                                              -----------------
         Total programs                             100%
                                              =================

         Based on surveys we perform, the average age of our student is 36 years old and approximately 65% of our students are male and 35% are female. Additionally, our average student has some college experience and averages approximately seven years of work experience.

MARKETING

          We adhere to a multi-faceted marketing platform in attracting new clients, including:

         - traditional, offline advertising - strategic ads in key demographic publications, including USA Today, The Wall Street Journal, Entrepreneur Magazine, Working Woman and Black Enterprise;

         - weekly bulk e-mail updates, informing both current and future clients and students about the latest developments;

         - in-house administrators, periodically calling prospective clients to answer questions about the programs and products;

         - a international network of academic recruiters - currently, working agreements with representatives worldwide, with many of them working full-time to enlist students;

         - marketing relationships with businesses which reimburse employees to take educational courses including several fortune 500 companies;

         - Website optimization through our proprietary search engine ranking techniques and applications.

         Academic Web Properties:

         In addition to www.virtualacademics.com, a Web site dedicated to the representation of all of the Company's products, services, partners and alliances that provide corporate training and degree-granting programs, the Company owns and/or operates several other educational Websites. A sample of our academic websites follows:

         Barrington University (www.barrington.edu), one of the first online universities established, is an educational site offering Bachelor's and Master's degrees through virtual online distance learning.

         The AIG Environmental Institute (www.aigenvironmentalinstitute.com) is an e-learning platform offering condensed curriculum related to Environmental Insurance products and available to AIG internal employees, insurance agents, brokers and transaction attorneys. The content and access is currently available online as well as in a wireless format.

         The Academy of Health Science and Nutrition (www.nutritionacademy.com) offers health science and nutritional certificate programs through virtual online distance learning.

         Innovation Institute (www.CPIInnovation.com) offer specialty training courses teaching innovation techniques and business policies.

         The Federation of Christian Ministries (FCM) has partnered with VADC to bring educational courses to the Christian communities throughout the world www.globalministriesuniversity.org.

COMPETITION

         General. The market for online distance learning services is intensely competitive, rapidly evolving and subject to rapid technological change as the market is characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We expect competition not only to persist, but also to increase. Increased competition may result in course price reductions, reduced margins and loss of market share. Competitors fall into several categories, including other online distance learning providers, traditional "snail mail" correspondence courses and traditional universities and colleges expanding their course offerings online. Several current and potential competitors have longer operating histories, larger established student bases, greater name recognition, longer relationships with students and the public and significantly greater financial, technical, marketing and public relations' resources.

         The following are some of the organizations that have certain similarities to the Company:

         Cardean University - Cardean, the online university of Unext, provides continuing education and degree programs based on curricula and input from leading academic institutions and experts worldwide. The vast majority of the coursework is business related and English focused.

         Jones International University - A veteran of the e-learning movement, Jones shows considerable strength in developing new programs and degrees but has only recently began a Spanish version of their programs and does not have the strength internationally that VirtualAcademics' possesses.

         University of Phoenix - offers Distance Learning initiatives and boasts the highest enrollment of any online university. With a strong parent entity in Apollo Group, the company is the leader domestically (130,000 + students) but has a limited international presence.

         Walden University - a leader in graduate level programs for Master's and PhD courses but fails to address the undergraduate, continuing education and certificate focus important to many individuals and corporations. A recent investment by Sylvan Ventures will enable the company to begin multi-language and international efforts but they are starting late in the game.

         Other competitors include those addressing the corporate training solutions market, such as Cenquest and Quisic, as well as those providing systems to deliver online courses through the traditional Internet, such as Blackboard, eCollege and WebCT.

GOVERNMENT REGULATION

         General. With the exception of state licensing regulations for our distance learning programs as described below, we are subject to little governmental regulation other than the securities' laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. Relatively few laws or regulations are currently directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance.

         Licensing. Barrington University is licensed by the State Education Department of Alabama, which provides the basis for recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students. Barrington's license has been accepted until June 2003. We are currently seeking additional licensure in the State of California. Our new school, The Academy of Health Sciences and Nutrition has been licensed as a distance learning school by the State of Florida's Department of Education and plans to open its operations during fiscal 2003.

         Accreditation. Accreditation is a system for recognizing educational institutions and their programs for performance, integrity and quality. In the United States, this accreditation program is recognized by the federal government. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Also, certain scholarship grants are restricted to students attending institutions accredited by certain associations. Our schools are currently not accredited but we have hired an accreditation consulting firm to assist in our efforts to attain accreditation.

WIRELESS SOLUTIONS SEGMENT

Wireless Industry Overview

Introduction

         Data communications is the fastest growing segment of the communications industry. The Internet, in particular, has emerged as one of the fastest growing communications media in history and is dramatically changing how businesses and individuals communicate and share information.

         Traditionally, small and medium sized businesses have relied on low speed lines for data transport. Data communications, particularly through the Internet, have made it possible for smaller companies to compete more effectively with larger competitors. Most companies, particularly small and medium sized businesses, lack the expertise, capital or personnel required to install, maintain and monitor their own web infrastructures. With the convergence of wireless communications and Internet services, more businesses are opting for wireless technology to meet their data and communication needs.

         In recent years, the proliferation of wireless communications solutions has extended the reach and connectivity of mobile professionals. The projected growth of wireless data communication systems, driven by increasing connectivity options for mobile users, should result in increased accuracy, timeliness and convenience of information access, thereby reducing costs and improving productivity.

         Mobile professionals need tools that provide them with real-time access to mission-critical information at all times. We are in the business of providing mobile professionals with the tools they need to access data from anywhere in the world with convenience, speed, reliability and security.

         Technological advances (such as digitalization, data compression, smaller devices) and critical regulatory decisions (to license new spectrum for cellular telephony and other new applications) have greatly increased the availability of wireless communications while reducing costs. The result has been dramatic growth in the market for cellular telephones. For example, cellular telephone subscriptions have increased from just over 2 million to more than 60 million in the last 10 years.

         Many nationally recognized experts predict strong growth within the wireless data market.

STRATEGY

         Our business strategy, which is dependent upon our continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing and future products, is to be a provider of unique technologies and information management tools by using the expertise of our staff in application development. Currently, we have developed several wireless applications. Our objectives for our software applications include the following key elements:

* sell our products in many vertical markets, as the market for wireless technologies is developing;

*        build subscription base revenue streams for various industries;

*        develop niche vertical markets for our wireless solutions;

* pursue marketing opportunities which allow us to develop the market presence needed to support sales goals and to attract developers of new products and services;

* maintain and strengthen strategic relationships with suppliers and customers;

* focus on providing a quality product, in addition to support and development after the sale;

* utilize expertise in management to deliver products and services in a timely manner, control costs and manage budgets;

* pursue selective partnerships to expand our capabilities, products and services.

         Our revenues are expected to be based upon product sales, subscription, and custom wireless solutions. Our revenues are dependent on the volume of sales from the products we provide.

         Revenues from sales are recognized in the period in which sales are made. Our gross profit margin will be determined in part by our ability to estimate and control direct costs of production and shipping and our ability to incorporate such costs in the price charged to our distributors.

PRODUCTS

         Our expertise resides in niche end-to-end wireless solutions integrating seamless inter-operability over any wireless network or device. In doing so, we have developed a number of original applications providing mobile connectivity to specific verticals. Below is a small sampling of some premier mobile solutions we have already developed and implemented.

The Security Communicator(TM)(patent pending)

         The new Security Communicator product takes video surveillance to new levels by making it wireless. Our system can offer streaming security video, in real time over handheld devices. The system can be integrated into existing systems and also has digital video archiving features with date and time stamps included.

The MommyTrack Communicator(TM)(patent pending)

         The Mommy Track system is a plug and play home version of the Security Communicator. This product enables parents or family members to view their children and or homes in a real time video stream over their handheld device. The viewing system also has a digital archive of the video for later viewing.

The Real Estate Pipeline (TM)

         The Real Estate Pipeline(TM) was created for the Real Estate Professional (REP). Now, REP's can get their critical data, including property listings (MLS) in real time when they are out in the field. No more traveling back to the office to get listings and pictures of the properties, our software works on all data enabled phones and PDAs and delivers the information to you wherever you are. We have over 44,000 REPs in the State of Florida in our system. We developed this market share by partnering with many MLS boards in various States to obtain direct access to their data and their members. We also have recently entered into an agreement with the State of New Jersey providing for the utilization of the Real Estate Pipline(TM) and are in discussions with the State of North Carolina and Nevada for similar relationships.

The Parent Pipeline (TM)

         The ultimate school information system allows parents to search and retrieve information on their child, in real-time, via their voice or wireless device. The Parent Pipeline(TM) provides the parent with access to a myriad of information on their child, made available through access to their child's school database. Detailed information includes grades, attendance, discipline, school activities, and teacher profiles.

Traditional and Wireless Internet Hosting

         Building a presence on the Wireless Web will enable your business to reach and market hundreds of millions of consumers. A wireless-website allows businesses to harness the power of the wireless Internet and to reach unlimited customers anytime, from anywhere. It is the most powerful tool that takes minimal expense to create and maintain. Imagine, all the people using wireless devices having the ability to find the right business, secure information, and then make purchases (m-commerce) from their wireless devices. In addition, we offer traditional web hosting to our clients.

      We are currently building applications in the following new vertical markets:
                  o Insurance Industry
                  o Medical Industry
                  o Sports Information

MARKETING AND DISTRIBUTION

         Our strategy is to become a dominant provider of wireless data applications and information management solutions by using management's expertise and knowledge of information management; aggressively promoting our products through direct sales, advertising, Internet branding and trade show marketing, and forming strategic alliances with key industry leaders. We seek to maximize our recurring revenues by providing monthly ISP and wireless services for our applications. We also plan to enter new domestic and foreign markets by expanding into other vertical and horizontal markets, increasing the number of our channel partner relationships and fostering new strategic alliances.

         Keys to meeting our strategic marketing objectives include the following:

         Build critical mass: We must build a branding strategy through aggressive promotion of our vertical market based applications. This can be done through advertisements in various trade specific magazines and websites. Our plans to participate at several trade shows where representatives can demonstrate our products and services. Our marketing strategy includes press releases on new developments.

         Develop the market for existing and new products: Our initial focus is to meet the needs of the mobile professional. We will focus on the professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner.

         Expand into new industries: Management believes that it can apply our information management solutions and wireless applications in any market, including, but not limited to financial, insurance, construction, industrial and legal. Additionally, the products are easily adaptable to horizontal markets including traditional industrial businesses, manufacturing and distribution, and consumer applications.

         Pursue channel partners and strategic acquisitions: We intend to market our products through channel partners who share our goals and values, direct marketing efforts and traditional marketing.

         Develop our customer base and strengthen our brands through enhanced sales and marketing promotions: We intend to be aggressive in our marketing mix by promoting our products.

         Develop an in-house marketing communications and customer support program: Our marketing staff has developed marketing and sales literature along with demonstration tools that support both direct sales and customer support. Our websites are scheduled to be constantly updated to show most recent developments and partnerships.

         We will strive to offer the best customer service possible by providing solutions and answers in a timely fashion.

         Maintain and strengthen our strategic relationships with suppliers:
Building a successful business requires strategic initiatives that will provide potential customers, help to enter into new and targeted markets, develop and affirm credibility in the market place, generate name recognition, align with reputable and well known or established companies with significant customer bases, and enlist technologies that supplement existing or in-house technology and applications.

         Strategic positioning and planning are critical for a successful business, whether a startup or for an established company. In order to accomplish these goals, strategic partnerships provide critical supplementation of existing products, services or technologies. These partnerships and strategic positioning enable us to provide robust and successful applications at a faster rate to meet market and customer expectations. Building this strategic positioning and moving to create these partnerships is a key to success for a mobile application developer.

         Existing strategic partnerships and alliances that have been developed over the past year are as follows:

         Our collaboration with Nokia has provided us access to cutting-edge wireless technology and next generation devices. We are currently the preferred solutions developer and reseller of Nokia's industry-leading wireless gateway for North and South America. This robust WAP gateway is expansive enough to provide wireless service to all of our clients. We introduced a variety of custom applications for Nokia devices at Nokia's booth at both the Citrix 2001 show in Orlando, Florida and Comdex 2001 in Las Vegas- the world's largest computer and technology exposition.

         In addition, we have partnered with premier wireless technology leaders and innovators including Sprint, Cingular and Voice Stream.

         We have partnered with several State Multiple Listing Service (MLS) organizations, representing nearly_45,000 realtors in Florida. As partners of organized real estate professional groups, the company subscribes to a strict code of ethics and has access to numerous services and programs. Educational programs and seminars help members gain new skills and professional designations. Regular meetings provide opportunities for networking. In addition to these programs, the associations offer its members a variety of business tools from the Multiple Listing Service, market statistics, and publications with current real estate information to training in cutting-edge technology. We have joined this organization to help in the development of the Real Estate Pipeline(TM) application. We currently have agreements with 16 MLS organizations in the States of Florida and New Jersey to access property information.

COMPETITION

         We face competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have capabilities that may allow such competitors to offer their products at prices which may compete with our products. Our products could be made uneconomical by the introduction of new products, changes affecting the cost of packaging and shipping, or marketing or pricing actions by one or more of our competitors. Our business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition or results of operations.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The materials and equipment needed to produce our software products are widely available from numerous third parties. No shortage of materials is expected in the foreseeable future.

DEPENDENCE ON ONE OR FEW CUSTOMERS

         We will rely heavily on our customers' preferences to best determine the products which will be produced. The commercial success of our products will depend on our ability to predict the type of product that will appeal to a broad spectrum of the populous and will be affordable. Although we plan to test market our products prior to their release, there can be no assurance that we will be able to predict the appeal of our products before production.

RESEARCH AND DEVELOPMENT

         We believe that research and development is an important factor in our future growth. The software industry and data storage and transmission are closely linked to the latest technological advances. Therefore, we must continually invest in the technology to provide the best quality product to the public and to effectively compete with other companies in the industry. No assurance can be made that we will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, our equipment may be outdated quickly, preventing or impeding us from realizing its full potential profits.

PATENTS, COPYRIGHTS AND TRADEMARKS

         We intend to protect our original intellectual property with patents, copyrights and/or trademarks as appropriate. Currently, certain products are protected by trademarks and patents are pending for our security product line.

GOVERNMENTAL REGULATION

Federal

         We intend to utilize the Internet for transmission of data across state lines. Presently, the FCC and other federal government agencies do not regulate companies that provide these services. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad because the Internet relies on wire and radio communications facilities and services over which these regulatory authorities have long-standing authority.

State

         We are not currently subject to any state regulation with respect to its Internet related services. However, there can be no assurances that we will not be subject to such regulations in the future. Additionally, we are not aware of any pending legislation that would have a material adverse effect on our operations.

Effect of Probable Governmental Regulation on the Business

         As we expand our efforts to develop new products and services, we will have to remain attentive to relevant federal and state regulations. We intend to comply fully with all laws and regulations, and the constraints of federal and state restrictions could impact the success of our efforts.

         As our services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon our business.

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail (spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional data service providers or others, could increase our operating costs, limit its ability to offer services and reduce the demand for our services.

Cost and Effects of Compliance with Environmental Laws

         Our business is not subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control. We are unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect us.

         We believe that the suite of services we are currently developing are diversified enough to meet the demands of any size client. Rather than limit our targeted market and services to strictly mid-to-large size companies, we have decided to offer affordable wireless services and solutions to any size client seeking to go wireless.

EMPLOYEES

         As of September 1, 2002, we had approximately 15 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and generally believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters are located at 6421 Congress Avenue, Suite 201, Boca Raton, Florida. This facility consists of approximately 6,000 square feet of office space, leased from a non-affiliated third party at an annual rent of approximately $70,000. The leases expire in July 2005.

      The headquarters of our subsidiary, Barrington University, are located at 801 Executive Park Dr., Mobile, Alabama. This facility consists of approximately 1,500 square feet of office space, leased from a non-affiliated third party at an annual rate of approximately $14,000. The lease expires in July 2003.

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

The association alleged in its complaint that the Company violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and sought an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. In April 2002, the court dismissed this case with prejudice. We recorded a legal expense of $80,000 in fiscal 2002, which is included in general and administrative expenses. Under the term of the settlement, we must use our best efforts to obtain approval by February 2003 from the California Bureau for Private Postsecondary and Vocational Education to offer educational instruction to California students. If we fail to obtain this approval and can not convince a mediator that we used our best efforts, than we must pay $100,000. At this time, we are currently using our best efforts to obtain this approval and do not expect this to materialize.

         From time to time, we face litigation in the ordinary course of business. Currently we are not involved with any litigation which will have a material adverse effect on our financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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
                                              High ($)      Low ($)
                                              --------     -------
Fiscal 2002
First Quarter  (7/1/01-9/30/01)                  2.70         0.85
Second Quarter (10/01/01-12/31/01)               0.94         0.35
Third Quarter  (1/01/02-3/31/02)                 0.76         0.35
Fourth Quarter (4/01/02-6/30/02)                 0.77         0.32

Fiscal 2001
First Quarter  (7/1/00-9/30/00)                  3.50         1.34
Second Quarter (10/01/00-12/31/00)               2.44         0.38
Third Quarter  (1/01/01-3/31/01)                 2.72         1.19
Fourth Quarter (4/01/01-6/30/01)                 3.15         1.50

         As of September 1, 2002, there were approximately 950 record owners of our common stock.

         We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business. We do not anticipate that any cash dividends will be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements appearing elsewhere in this report. These consolidated financial statements reflect our financial position and operations for the fiscal year ended June 30, 2002 ("Fiscal 2002").

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

         We have released other wireless application products that are currently being used in the Security, and Real Estate vertical and are currently developing application products for the Insurance and Sports Information verticals. The software applications are compatible with all existing wireless devices. We expect to release several academic and training solutions in fiscal 2003. Future applications include solutions for the medical and hospitality industries.

         We have received full licensure from the Alabama Department of Education for Barrington University, which is owned by Virtual Academics.com, Inc.

         We have received full licensure from the Florida Department of Education for The Academy of Health Science and Nutrition, which is owned by Virtual Academics.com, Inc.

         We have received full approval for Sallie Mae funding for our students that qualify for Sallie Mae loans. For more than a quarter-century, Sallie Mae has been helping students achieve their dreams of higher education by providing funds for educational loans. The company currently owns or manages student loans for more than seven million borrowers and is the nation's leading provider of educational loans.

         We operate in two reportable business segments - (1) the online distance learning industry, and (2) the development and sales of wireless solutions and web services. The latter segment includes development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services. Our reportable segments are strategic business units that offer different products, which complement each other. They are managed separately based on the fundamental differences in their operations and are discussed separately below.

SEASONALITY IN RESULTS OF OPERATIONS OF OUR DISTANT LEARNING SEGMENT

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

RESULTS OF OPERATIONS

Year Ended June 30, 2002 compared to Year Ended June 30, 2001

Online Distance Learning Segment

Revenues

         For Fiscal 2002, we had a 9.8% increase in earned revenues to $2,889,579 from $2,632,037 for the fiscal year ended June 30, 2001("Fiscal 2001"). The increase in revenues is due primarily to an increase in the number of students that have been registered. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets.

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

         For the year ended June 30, 2002, unearned revenues' activity consisted of the following:

         Unearned revenue at the beginning of Fiscal 2001:       $    3,251,597
         Tuition from students during Fiscal 2002:                    2,692,775
         Earned revenue:                                             (2,846,077)
                                                                 ---------------

        Unearned revenue at the end of Fiscal 2002:              $    3,098,295
                                                                 ===============
Expenses

Instruction and Educational Support

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as postage and shipping, credit card fees, computer related expenses, and printing fees. For fiscal 2002, instructional and educational support expenses decreased by 35.7% to $272,729 or 9.4% of net revenues as compared to $423,951 or 16% of net revenues in fiscal 2001. The decrease in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we are able to purchase text books from a new supplier at reduced prices. Additionally, during fiscal 2002, we reversed a prior year estimated accrual. Printing and reproduction costs increased to $28,896 in fiscal 2002 as compared to $16,899 in fiscal 2001. This was offset by increased costs associated with course development in fiscal 2002 of $12,260.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees and advertising. For fiscal 2002, selling and promotion expenses increased by 14% to $367,800 or 12.7% of net revenues as compared to $426,831 or 16% of net revenues for fiscal 2001. The decrease in selling and promotion expenses is attributable to the shift in our selling and promotion efforts to our wireless solutions segment. Additional, we decreased the frequency of our newspaper adverting in fiscal 2002. For fiscal 2002, advertising expense amounted to $126,893 as compared to $218,300 for fiscal 2001. Additionally, our recruiting fees increased to $209,106 for fiscal 2002 from $163,458 for fiscal 2001. The increase is attributable to our increased use of recruiters to obtain students. The decrease in selling costs as a percentage of revenue is due to the increased level of sales. Although we are currently running advertisements in various national publications and newspapers in order to attract more students, we expect our advertising budget to remain constant through the end of fiscal 2003.

General and Administrative Expenses

         General and administrative expenses, which includes payroll, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $2,110,141 for fiscal 2002 as compared to $1,666,621 for fiscal 2001. This amounted to 73% of net revenues for fiscal 2002 as compared to 63% for fiscal 2001. The increase was primarily due to three factors:

         First, personnel-related costs increased by 135% to $665,893 for fiscal 2002 from $555,039 for the fiscal 2001. This reflected a growth in the number of employees during fiscal 2002 as a result of the growth that we are experiencing and new development projects. Our staffing increases were needed to handle student relations, develop new programs, performs administrative tasks and to develop our wireless technologies. Second, the cost of professional fees increased to $294,797 for the fiscal 2002 as compared to $247,027 for fiscal 2001. The increase was attributable to the additional costs associated with the filing of a registration statement with the Securities and Exchange Commission during fiscal 2002. Third, the increased costs relating to office operations, such as postage and delivery costs incurred to ship degree program information, computer-related expenses, office supplies and credit card fees, which reflects our increased operational activities. Fourth, we recorded $80,000 in legal expenses related to the dismissal with prejudice of the Trade School Review Association lawsuit in fiscal 2002. Due to continuing analysis of our tuition receivables, we incurred bad debt expense of $514,833 for fiscal 2002 as compared to $448,481 for fiscal 2001 due to an increase in the number of students.

Income Taxes

         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of June 30, 2002 and 2001, we did not record a valuation allowance on the deferred tax assets because our ability to realize these benefits is "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at June 30, 2002 and 2001. The deferred tax asset is sustained by the Company's ability to generate operating profits and should projected operating profits deteriorate then the deferred tax asset would be eliminated. In the year 2001, we experienced a large reversal of the prior year's valuation allowance. This caused us to record a large benefit even though we had taxable income. We were able to utilize previous year's net operating losses to offset our income in fiscal year 2001. Accordingly, for the years ended June 30, 2002 and 2001, we recorded an income tax benefit of $31,875 and $114,681, respectively.

Other Income

Interest Income

         Interest income was $34,906 for fiscal 2002 as compared to $93,451 for fiscal 2001. In connection with the collection of the $550,000 promissory note related to the private placement, in fiscal 2001, we collected approximately $54,000 of interest income. We currently invest our excess cash balances primarily in two interest-bearing accounts with two financial institutions.

Wireless and Web Solutions Segment

         Our wireless and web solutions subsidiary, Cenuco, Inc., began operations in December 2001. Accordingly, no comparable financial information is available for the comparable period in fiscal 2001.

         For the year ended June 30, 2002, we had revenues from web design and hosting and wireless solutions of $209,919. We incurred cost of sales related to the sale of equipment of $67,835. Selling and promotion expenses amounted to $107,958, which included $77,019 in commission expense and $17,747 in advertising expense. We incurred $368,441 of general and administrative expenses, which includes salaries of $174,917, licensing fees of $78,272, and other expenses. Interest income amounted to $4,446.

Overall

         As a result of the foregoing factors, we recognized a net loss of $(124,179) or $(.01) per share for fiscal 2002 as compared to a net income of $322,766 or $.04 per share for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had $1,529,851 in cash and equivalents on hand to meet our obligations, which represented a decrease of $245,355 from the beginning of Fiscal 2002.


         For fiscal 2002 and 2001, we had (negative)/positive cash flow from operating activities of $(214,238) and $820,818, respectively. We expect that our operations will provide positive cash flows. During the nine months ended March 31, 2002, we prepaid a licensing fee amounting to $108,900 in connection with a software licensing agreement. Additionally, we have spent additional cash on payroll for technical staff, related to our wireless solutions development.

         We feel that with expected positive cash flow, we are well capitalized to fund our operations over the ensuing 12-month period, including the expected growth during this period.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.

         In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our consolidated financial position or results of operations.

         In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating this Standard.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 9.  MANAGEMENT

         The following individuals comprise our management team:

         Steven M. Bettinger, 31 years old, has served as our Chief Executive Officer, President and Director since 1999. Mr. Bettinger also founded Barrington University in 1993, and also and serves as an executive officer and director of Continuing Care.com, a Web portal developer for senior living and the senior service industry, Funturnet Inc., a children's educational software company, Plantation Financial Group, an investment banking firm located in South Florida and Centaur, a financial advisors organization to the E-learning market. Mr. Bettinger received his B.S. in Business Administration from Syracuse University. Steven Bettinger is Robert Bettinger's son.

         Robert K. Bettinger, 65 years old, has served as the Chairman of our Board of Directors since 1993. Mr. Bettinger is also the President of Barrington University, our primary internet school. Mr. Bettinger was also the founder of Certified Tax Returns USA.com, and on-line tax preparation business which he operated from June 1998 until its sale of October 1999. Mr. Bettinger graduated with an education degree from Long Island University and attended Teacher's College at Columbia University. Mr. Bettinger was a teacher, counselor and administrator in the New York City public school system from 1960 to 1977. Robert Bettinger is Steve Bettinger's father.

         Andrew Lockwood, 34 years old, has served as a director since April 2000. Since 2002, Mr. Lockwood has been a partner and owner in Plantation Financial Group, Inc., an investment banking firm located in South Florida. Prior to joining Plantation Financial Group, since September 2001, he had served as President of the Shochet division of BlueStone Capital Corp., a New York based investment broker and financial services firm that acquired certain assets of Shochet Securities, Inc. in August 2001. From April 2000 to August 2001, Mr. Lockwood has served as Executive Vice President--Business Development and General Counsel of Shochet Holding Corp., a publicly traded financial services company based in South Florida. From April 1999 to April 2000, Mr. Lockwood was employed as an attorney in the corporate and securities department of Atlas Pearlman, P.A., a law firm located in Fort Lauderdale, Florida. From 1996 to March 1999, Mr. Lockwood was employed as an attorney in the corporate securities department of Graubard, Mollen & Miller, a law firm located in New York City. Mr. Lockwood received his J.D. from St. John's University School of Law and his B.A. from Wesleyan University. Mr. Lockwood is a member in good standing of each of the New York and Florida Bar Associations.

         Jack P. Phelan, 52 years old, has served as a director since March 2000. Since June 1998, Mr. Phelan served as President of Helios International Asset Management, a registered investment advisor located in Boca Raton, Florida. From January 1995 to June 1998, Mr. Phelan served as President of Nicholson/Kenny Capital Management, an investment management firm located in Boca Raton, Florida.

Mr. Phelan is a member of the Association of Investment Management Research, the New York Society of Security Analysis, the Financial Analysts Society of South Florida, the International Society of Financial Analysts and the International Association for Financial Planning. Mr. Phelan is also a member of MENSA and the International Society of Philosophical Enquiry.

         Directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors. The Board of Directors held 7 meetings during Fiscal 2002 and consented to approximately 10 corporate resolutions. There are no committees of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth information relating to the compensation we paid during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2002 and 2001 (the "Named Executive Officers").

                                                                                     Long-Term
                                     Annual Compensation                            Compensation
----------------------------------------------------------------------------------------------------------------
                                                                          Restricted   Securities
                                                         Other Annual       Stock      Underlying
Name and Principal                     Salary    Bonus   Compensation       Awards       Options     All Other
Position                Fiscal Year      ($)      ($)         ($)            ($)         SAR (#)    Compensation
-----------------------------------------------------------------------------------------------------------------
Steven M. Bettinger,    2002          $239,615 $15,000(3)   -0-         $35,000 (1)     100,000       -0-
President and Chief
Executive Officer       2001          $195,461    -0-       -0-         $55,000 (2)     100,000       -0-

(1) Represents value of 100,000 stock options granted to Steven Bettinger at an exercise price of $.35
(2) Represents value of 100,000 stock options granted to Steven Bettinger at an exercise price of $.55
(3) Represents the issuance of 42,857 shares of common stock to Steven Bettinger at a fair market value of $.35 on the date of issuance.

EMPLOYMENT AGREEMENTS

         We were a party to an employment agreement with Steven M. Bettinger, our President and Chief Executive Officer, which was entered into December 1, 1999 for a term of two years. The employment agreement provided for an annual salary of $150,000, and a bonus determined in the sole discretion of our Board of Directors. Effective January 1, 2001, the Board of Directors approved a new two year employment agreement, which provides an increase in salary for Mr. Bettinger to $250,000 per year and a bonus to be determined in the sole discretion of our Board of Directors. In connection with the employment agreements mentioned herein, Mr. Steven M. Bettinger was granted options under the 2000 Plan to purchase a total of 200,000 (100,000 each year) shares of common stock in fiscal 2001 and fiscal 2000 at an exercise price equal to the fair value market value on the date of grant.

These options vest 1/3 per year beginning one year from the date of grant. The employment agreement entitles Mr. Bettinger to receive options to purchase 100,000 shares of our common stock each year of employment at fair value on the date of grant. The employment agreement provides for automatic 12-month renewals unless the employment agreement is terminated by us or Mr. Bettinger with 30 days prior written notice. We intend to renew this employment agreement.

         We were a party to an employment agreement with Robert K. Bettinger, our Chairman of the Board of Directors and Secretary, which was entered into December 1, 1999 for a period of two years. The employment agreement provided for an annual salary of $10,800 and a bonus determined in the sole discretion of our Board of Directors. Effective January 1, 2001, our Board of Directors approved a new two year employment agreement, which provides for an increase in salary for Robert Bettinger to $85,000 per year and a bonus to be determined in the sole discretion of the Company's Board of Directors. In connection with the employment agreements mentioned herein, Mr. Robert K. Bettinger was granted options under the 2000 Plan to purchase a total of 200,000 shares (100,000 each year) of common stock in fiscal 2001 and fiscal 2000 at an exercise price equal to the fair market value on the date of grant. The options vest 1/3 per year beginning one year from the date of grant. The employment agreement entitles Mr. Robert K. Bettinger to receive options to purchase 100,000 shares of our common stock each year of employment at fair value on the date of grant. The employment agreement provides for automatic 12-month renewals unless the employment agreement is terminated by us or Mr. Bettinger with 30 days prior written notice. In April 2002, the parties agreed to terminate the employment agreement in favor of a consulting relationship. Mr. Bettinger continues to serve as the Chairman of our Board of Directors.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2002 to the Named Executive Officers.

                                                                       % of Total
                                            Number of Shares        Options Granted   Exercise or
                                           Underlying Options       to Employees in    Base Price      Expiration
                                             Granted (#)              Fiscal Year        ($/Sh)           Date
---------------------------------------------------------------------------------------------------------------------
Steven M. Bettinger                         100,000                    45.5%         $0.35          December 2011
Robert K. Bettinger                         100,000                    45.5%         $0.35          December 2011

STOCK OPTIONS HELD AT END OF FISCAL 2001

         The following table indicates the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of June 30, 2002. No options to purchase stock were exercised by either of the Named Executive Officers in fiscal 2001.

                                           Number of Securities                       Value of Unexercised
                                          Underlying Unexercised                           In-the-Money
                                      Options at Fiscal Year-End (#)              Options at Fiscal Year-End ($)(1)
                                   --------------------------------------    -----------------------------------------
Name                                 Exercisable         Unexercisable          Exercisable           Unexercisable
-------------------------------    ----------------    ------------------    ------------------    -------------------
Steven M. Bettinger                      99,999                 200,001          $ 45,000                $ 90,000
Robert K. Bettinger                      99,999                 200,001          $ 45,000                $ 90,000
-------------

(1) Based on the OTC Bulletin Board last sales price for our common stock on September 3, 2002 in the amount of $0.45 per share.

2000 PERFORMANCE EQUITY PLAN

         On February 1, 2000, we adopted and implemented the 2000 Plan. The purpose of the 2000 Plan is to advance our interests by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment our success is largely dependent. The 2000 Plan was effective as of February 1, 2000, and, unless sooner terminated by our Board of Directors in accordance with the terms thereof, shall terminate on February 1, 2010. The number of shares of common stock that may be issued upon the exercise of options granted under the 2000 Plan is 1,000,000. As of June 30, 2002, options to purchase a total of 891,000 shares had been granted pursuant to the 2000 Plan, all of which are outstanding and 326,998 of which are exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides certain information regarding our common stock beneficially owned as of September 15, 2002 by:

         o each person who is known by us to own beneficially 5% or more of our common stock; o each of our executive officers and directors; and

         o        all of our executive officers and directors as a group.

         In accordance with SEC rules, options or warrants not exercisable within 60 days of this report are not considered part of the holder's beneficial ownership. As of September 15, 2002, there were 8,701,467 shares of common stock outstanding. Unless otherwise stated, the address for the beneficial shareholder is 6421 Congress Ave., Suite 201, Boca Raton, Florida 33487.

           Name and Address of               Number of Shares of Common Stock
           the Beneficial Owner                     Beneficially Owned                       Percentage %
---------------------------------------------------------------------------------------------------------
Steven M. Bettinger                                      2,812,857                               31.16
Robert K. Bettinger                                      1,412,857                               15.65
Andrew Lockwood                                             10,000                                 0
Jack Phelan                                                 13,333                                 0
Gilder Funding Corp. (1)
   12000 N. Bayshore Drive, Suite 210,
   North Miami, FL  33181                                1,532,355 (1)                           16.97
Bonnie Snyder
   207 E. 74 Street
   New York, NY 10021                                      504,444 (2)                            5.59
---------------------------------------------------------------------------------------------------------
All executive officers and
Directors as a group (4 persons)                         4,249,047                               69.37%
---------------------------------------------------------------------------------------------------------

(1) Gilder Funding Corp. holdings include beneficial ownership of 897,610 shares of common stock owned by Private Trust Corp., New Amsterdam Investment Trust and Warren & Marianne Gilbert.

(2) Bonnie Snyder's holdings include beneficial ownership of 95,000 shares of common stock owned by Barbara Snyder, her mother.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert Bettinger is the majority shareholder of a consulting company that renders Internet consulting services to us. During the years ended June 30, 2002 and 2001, fees paid to the consulting company amounted to $57,600 and $48,000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          3.1     Registrant's Certificate of Incorporation(1)
          3.2     Registrant's Amended and Restated Bylaws(1)
         10.1     2000 Performance Equity Plan *(1)
         10.2 Employment Agreement between the Registrant and Steven M. Bettinger(2)
         10.3 Employment Agreement between the Registrant and Robert K. Bettinger(2)
         21.1     Subsidiaries of the Registrant (2)
         99.1     Certification by Chief Executive Officer (3)
         99.2     Certification by Chief Financial Officer (3)

*        Management Compensation Plan or Arrangement

         (1) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-KSB for the fiscal year ended June 30, 2000.

         (2) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-KSB for the fiscal year ended June 30, 2001.

         (3)      Filed herewith

(b)      Reports on 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on September 27, 2002.

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

SIGNATURE                              TITLE                        DATE
---------                              -----                        ----
/s/ Steven M. Bettinger       Chief Executive Officer,        September 27, 2002
-----------------------       President and Director
Steven M. Bettinger

/s/ Robert K. Bettinger       Chairman of the Board of        September 27, 2002
-----------------------       Directors (Principal Accounting
Robert K. Bettinger           and Financial Officer)

/s/ Andrew Lockwood           Director                        September 27, 2002
-----------------------
Andrew Lockwood

/s/ Jack P. Phelan            Director                        September 27, 2002
-----------------------
Jack P. Phelan

                         Virtual Academics.com, Inc. and
                                  Subsidiaries

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002



                                    CONTENTS



Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets..............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Changes in Stockholders' Equity................F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-19

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Virtual Academics.com, Inc.

We have audited the accompanying consolidated balance sheet of Virtual Academics.com, Inc. and Subsidiaries (the "Company") as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Virtual Academics.com, Inc. and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the two years ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
Miami, Florida
August 15, 2002

                               VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                                                 June 30,       June 30,
                                                                                   2002           2001
                                                                                -----------   -----------
CURRENT ASSETS:
    Cash and Cash Equivalents ................................................  $ 1,529,851   $ 1,775,206
    Tuition Receivable (Net of Allowance for Doubtful Accounts
             of $152,000 and $193,000, respectively) .........................    1,332,179     2,119,182
    Inventories ..............................................................      107,293           -
    Prepaid Recruiting Fees ..................................................       94,975       145,018
    Other Current Assets .....................................................       38,554        25,830
                                                                                -----------   -----------
        Total Current Assets .................................................    3,102,852     4,065,236
                                                                                -----------   -----------
PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ..........................................      100,391        69,274
    Furniture, Fixtures and Office Equipment .................................       46,932        46,932
    Leasehold Improvements ...................................................        3,051         3,051
                                                                                -----------   -----------
                                                                                    150,374       119,257

    Less: Accumulated Depreciation ...........................................      (60,619)      (32,647)
                                                                                -----------   -----------
        Total Property and Equipment .........................................       89,755        86,610
                                                                                -----------   -----------
OTHER ASSETS:
    Tuition Receivable (Net of Allowance for Doubtful Accounts
            of $296,000 and $172,000, respectively) ..........................    1,040,965       379,921
    Prepaid Recruiting Fees ..................................................       15,065        16,511
    Deferred Tax Asset .......................................................      153,156       114,681
    Security Deposits ........................................................        8,642         7,941
                                                                                -----------   -----------
        Total Other Assets ...................................................    1,217,828       519,054
                                                                                -----------   -----------
        Total Assets .........................................................  $ 4,410,435   $ 4,670,900
                                                                                ===========   ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable .........................................................  $    31,730   $    15,392
    Unearned Revenues ........................................................    2,697,062     2,914,678
    Accrued Recruiting Fees ..................................................       95,492        89,318
    Other Accrued Expenses ...................................................       71,293       137,874
                                                                                -----------   -----------
        Total Current Liabilities ............................................    2,895,577     3,157,262

NON-CURRENT LIABILITIES:
    Unearned Revenues ........................................................      430,040       336,919
    Accrued Recruiting Fees ..................................................       15,147        19,286
                                                                                -----------   -----------
        Total Non-Current Liabilities ........................................      445,187       356,205
                                                                                -----------   -----------
        Total Liabilities ....................................................    3,340,764     3,513,467
                                                                                -----------   -----------
STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding ) .................................          -             -
    Common Stock ($.001 Par Value; 10,000,000 Shares Authorized;
       8,701,467 and  8,604,617 Shares Issued and Outstanding at June 30, 2002
           and June 30, 2001, respectively) ..................................        8,701         8,604
    Additional Paid-in Capital ...............................................    1,383,264     1,346,944
    Accumulated Deficit ......................................................     (322,294)     (198,115)
                                                                                -----------   -----------
        Total Stockholders' Equity ...........................................    1,069,671     1,157,433
                                                                                -----------   -----------
        Total Liabilities and Stockholders' Equity ...........................  $ 4,410,435   $ 4,670,900
                                                                                ===========   ===========

                       See accompanying notes to consolidated financial statements

                                                   F-3

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Years
                                                            Ended June 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------

NET REVENUES ...................................    $ 3,099,498     $ 2,632,037
                                                    -----------     -----------
COSTS AND EXPENSES:
    Cost of Equipment Sales ....................         67,835             -
    Instructional and Educational Support ......        272,729         423,951
    Selling and Promotion ......................        475,758         426,831
    General and Administrative .................      2,478,582       1,666,621
                                                    -----------     -----------

        Total Operating Expenses ...............      3,294,904       2,517,403
                                                    -----------     -----------

(LOSS) INCOME FROM OPERATIONS ..................       (195,406)        114,634

OTHER INCOME:
    Interest Income ............................         39,352          93,451
                                                    -----------     -----------

(LOSS) INCOME BEFORE INCOME TAXES ..............       (156,054)        208,085

INCOME TAX BENEFIT:
    Current ....................................            -               -
    Deferred ...................................        (31,875)       (114,681)
                                                    -----------     -----------

        Total Income Tax Benefit ...............        (31,875)       (114,681)
                                                    -----------     -----------

NET (LOSS) INCOME ..............................    $  (124,179)    $   322,766
                                                    ===========     ===========
BASIC AND DILUTED:
      Net (Loss) Income Per Common Share .......    $     (0.01)    $      0.04
                                                    ===========     ===========

      Weighted Common Shares Outstanding .......      8,654,120       7,786,459
                                                    ===========     ===========

           See accompanying notes to consolidated financial statements

                                      VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       For the Years Ended June 30, 2002 and 2001



                                                                                  NOTE
                                                                               RECEIVABLE
                                        COMMON STOCK $.001 Par    ADDITIONAL      FROM                       TOTAL
                                       ------------------------    PAID-IN      ISSUANCE     ACCUMULATED  STOCKHOLDERS'
                                         Shares       Amount       CAPITAL      OF STOCK       DEFICIT       EQUITY
                                       -----------  -----------  -----------   -----------   -----------   -----------
Balance at June 30, 2000 ............    7,483,233  $     7,483  $ 1,273,140   $  (550,000)  $  (520,881)  $   209,742

Net Income ..........................          -            -            -             -         322,766       322,766

Payment of Subscription Receivable ..    1,100,000        1,100       (1,100)      550,000           -         550,000

Issuance of Stock Options as
  Compensation to Consultants .......          -            -         17,820           -             -          17,820

Issuance of Stock as Compensation
  to Consultants ....................       21,384           21       57,084           -             -          57,105
                                       -----------  -----------  -----------   -----------   -----------   -----------

Balance at June 30, 2001 ............    8,604,617        8,604    1,346,944           -        (198,115)    1,157,433

Net Loss ............................          -            -            -             -        (124,179)     (124,179)

Common Stock Issued as Year end Bonus       85,714           86       29,914           -             -          30,000

Issuance of Stock as Compensation
  to Consultants ....................        6,136            6        4,560           -             -           4,566

Issuance of Stock as Compensation
  to Employee .......................        5,000            5        1,846           -             -           1,851
                                       -----------  -----------  -----------   -----------   -----------   -----------

Balance at June 30, 2002 ............    8,701,467  $     8,701  $ 1,383,264   $       -     $  (322,294)  $ 1,069,671
                                       ===========  ===========  ===========   ===========   ===========   ===========


                               See accompanying notes to consolidated financial statements

                                                           F-5

                                VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Year
                                                                                       Ended June 30,
                                                                                  -------------------------
                                                                                     2002           2001
                                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income ..........................................................  $  (124,179)  $   322,766
    Adjustments to Reconcile Net (Loss) Income to Net Cash Flows
        (Used in) Provided by Operating Activities:
           Depreciation ........................................................       27,972        16,614
           Consulting Expense on Common Stock Options Issued to Non-employees ..          -          55,305
           Consulting Expense on Stock and Stock Options Issued to Non-employees           66        17,820
           Common Stock Issued to Non-employees ................................       31,851         1,800

           (Increase) Decrease in:
             Tuition Receivable ................................................      787,003    (1,160,744)
             Inventories .......................................................     (107,293)          -
             Prepaid Recruiting Fees ...........................................       50,043       (54,183)
             Other Current Assets ..............................................      (12,724)       22,029
         Other Assets:
             Tuition Receivable - Non-current ..................................     (661,044)     (102,550)
             Prepaid Recruiting Fees - Non-current .............................        1,446        28,774
             Deferred Income Taxes .............................................      (38,475)     (114,681)
             Security Deposits .................................................         (701)         (909)

           Increase (Decrease) in:
              Accounts Payable .................................................       16,338         6,324
              Unearned Revenues ................................................     (217,616)    1,891,542
              Accrued Recruiting Fees ..........................................        6,174       (10,088)
              Other Accrued Expenses ...........................................      (62,081)        5,300
         Other Liabilities:
              Unearned Revenues - Non-current ..................................       93,121       (84,610)
              Accrued Recruiting Fees - Non-current ............................       (4,139)      (19,691)
                                                                                  -----------   -----------

Net Cash Flows (Used in) Provided by Operating Activities ......................     (214,238)      820,818
                                                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment ......................................      (31,117)      (61,295)
                                                                                  -----------   -----------

Net Cash Flows Used in Investing Activities ....................................      (31,117)      (61,295)
                                                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Note Receivable ..............................................          -         550,000
                                                                                  -----------   -----------

Net Cash Flows Used in Investing Activities ....................................          -         550,000
                                                                                  -----------   -----------

Net (Decrease) Increase in Cash and Cash Equivalents ...........................     (245,355)    1,309,523

Cash and Cash Equivalents - Beginning of Year ..................................    1,775,206       465,683
                                                                                  -----------   -----------

Cash and Cash Equivalents - End of Year ........................................  $ 1,529,851   $ 1,775,206
                                                                                  ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ....................................................................  $       -     $       -
                                                                                  ===========   ===========
   Income Taxes ................................................................  $       -     $       -
                                                                                  ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt .................................................  $     4,500   $       -
                                                                                  ===========   ===========

                        See accompanying notes to consolidated financial statements

                                                     F-6

                  Virtual Academics.com, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


NOTE A - OWNERSHIP AND OPERATIONS

Virtual Academics.com, Inc. ("VADC" or the "Company") is a distance learning company that provides Internet education to students throughout the world. The business is primarily conducted under the names of Barrington University (the "School"), Virtual Academics.com, Cenuco and the Academy of Health Science and Nutrition (the "Academy"). Additionally, the Company established a wireless e-learning platform in the academic, consumer and corporate marketplaces. The Company is also engaged in the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services.

The Alabama Department of Education licenses the School and the Florida Department of Education licenses the Academy. The Company's administrative and sales office is located in Boca Raton, Florida and Mobile, Alabama. There are also arrangements with several international universities that confer dual degrees and certificates with the School whereas, based on the School's approval of the curriculum, a degree will be issued by the School upon completion of the students' studies at an international university. The Company caters to a wide variety of students.


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

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to seven years. Depreciation expense was approximately $27,980 and $16,620 for the years ended June 30, 2002 and 2001, respectively.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Inventories

Inventories, consisting only of cellular telephones, are stated at the lower of cost or market utilizing the first-in, first-out method.

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

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Revenue Recognition

The school's curriculum is designed to allow a student to earn a degree or certificate by self-study. Each student, upon registration, is given an identification number and a password to begin his/her studies. Enrollment is completed upon the receipt of an initial payment at which time all of the course materials, which include core textbooks, are delivered to the student. The school offers a variety of degree and certificate programs and students are requested to complete payment within one year of enrollment, but two-year payment plans are offered upon request. All payment plans are without interest. Degrees are not conferred if a student has not completed their curriculum requirements and tuition is fully paid.

Through September 2000, revenue was recognized as earned as the student completed his or her course of study. A 24-month period was used as the estimated time period for the average degree completion, and revenue was recognized on the straight-line method over this 24-month period. Revenue earned from students participating in dual degree programs with foreign universities was recognized when the degree was issued upon graduation. For students registering on or after October 1, 2000, the Company recognizes tuition and registration revenue based on the number of courses actually completed in each student's course of study. For example, if a student completes three out of his or her nine required courses, the Company will recognize 33% of the tuition regardless of the amount of time that the student has taken to fulfill these requirements. The Company utilized the previous method for all students registered prior to October 1, 2000. The change in accounting method did not have a material effect on the consolidated financial statements.

In fiscal 2002 and 2001, one recruiter's recruiting efforts accounted for approximately 11% and 20% of the Company's total revenues, respectively.

In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services, the Company recognizes revenue as services are performed or on a pro rata basis over the contract term.

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Tuition Receivable

The Company, in the ordinary course of business finances the tuition, without interest, over a period of up to twenty-four months. Because a significant part of the tuition is deferred, the Company does not impute interest with respect to receivables that mature in more than one year. Tuition receivables are stated at the amount of unpaid principal, reduced by an allowance for receivable loan losses. Provisions for estimated losses on student receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of tuition receivables based upon historical trends, economic conditions and other information.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2002 and 2001 totaled $144,640 and $217,675, respectively.

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

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Earnings Per Share

Basic net earnings per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive in 2002. The reconciliation between the computations is as follows:

                       Net (Loss) Income    Basic Shares      Basic EPS
                       -----------------  --------------   -------------
         2002            $   (124,179)      8,654,120      $     (.01)
         2001            $    322,766       7,786,459      $      .04

Not included in basic shares are stock options of 891,000 because they are anti-dilutive in 2002.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 was effective for fiscal years beginning after December 15, 2001. We do not believe the adoption of SFAS No. 144 will have a material effect on the Company's consolidated financial position or results of operations.

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus will not have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.


NOTE C - COMMITMENTS AND CONTINGENCIES

         Employment Agreements

The Company entered into employment agreements with two of its executive officers for a 24-month period ending January 1, 2003, subject to automatic renewals of 12-month terms unless terminated by the Company or the employee with 30-days' prior written notice.

In addition to an annual salary of $220,000 and $85,000 for the President and Chief Executive Officer and the Chairman of the Board and Secretary, respectively, the agreements entitle the officers to receive options to purchase 100,000 shares of common stock of the Company each year of employment at fair market value. These options, a total of 200,000 options each for fiscal 2002 and 2001, were issued under the Company's stock option plan (see Note D). These options vest 1/3 per year, beginning one year from the date of grant. The agreements also provide for the receipt of an annual bonus at the discretion of the Board of Directors.

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE C - COMMITMENTS AND CONTINGENCIES - Continued

Leases

The Company leases its Florida and Alabama offices under leases that expire through July 2005. The office lease agreements have certain escalation clauses and renewal options. Future minimum rental payments required under this operating lease is as follows:

                   Period Ended June 30, 2003            $ 51,883
                   Period Ended June 30, 2004              43,285
                   Period Ended June 30, 2005              45,017
                   Period Ended June 30, 2006               3,901

Rent expense for the twelve-month periods ended June 30, 2002 and 2001 was $83,435 and $50,638, respectively.

Litigation

The Trade School Review Association has filed complaints against certain schools that are licensed by local state education departments outside California and on July 3, 2001, it filed against Barrington University in the Superior Court for the State of California for the County of San Diego. The association alleged in its complaint that the Company violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and sought an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. In April 2002, the court dismissed this case with Prejudice. The Company recorded a legal settlement fee of $80,000 in fiscal 2002, which is included in general and administrative expenses. Under the term of the settlement, the Company must use its best efforts to obtain approval by February 2003 from the California Bureau for Private Postsecondary and Vocational Education to offer educational instruction to California students. If the Company fails to obtain this approval and can not convince a mediator that it used its best efforts, the Company must pay $100,000. At this time, the Company is currently using its best efforts to obtain this approval and does not expect to materialize.

From time to time, the Company faces litigation in the ordinary course of business. Currently the Company is not involved with any litigation which will have a material adverse effect on its financial condition.

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE D - STOCKHOLDERS' EQUITY

Stock Options

On February 1, 2000, the Company adopted a stock option plan (the "2000 Performance Equity Plan") for periods not to exceed ten years. The majority shareholders of the Company approved the Plan. The plan provides options exercisable for a maximum of 1,000,000 shares of common stock to be granted. Both incentive and nonqualified stock options may be granted under the Plan.

The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years. There were no options exercised during the fiscal years 2002 and 2001. There were 0 and 147,500 options forfeited during fiscal 2002 and fiscal 2001, respectively.

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below for the year ended June 30, 2002 and 2001:

                                                  2002                2001
                  Net earnings
                      As reported             $ (124,179)          $ 322,766
                      Pro forma                 (184,459)            291,291

                  Basic earnings per share
                      As reported                   (.01)                .04
                      Pro forma                     (.02)                .04

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002

NOTE D - STOCKHOLDERS' EQUITY - Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:
                                            2002              2001

         Dividend yield                     0%                0%
         Expected volatility range          218%              52% to 318%
         Risk-free interest rate            4.50%             5.73% to 5.79%
         Expected holding periods           5 years           5 years

A summary of the status of the Company's outstanding stock options as of June 30, 2002 and 2001 and changes during the year ending on that date is as follows:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                       Shares          Price
                                                      --------       ----------
          Outstanding at June 30, 2000 .........       457,500       $    2.51
          Granted ..............................       361,000             .66
          Exercised ............................           -               -
          Forfeited ............................      (147,500)           2.50
                                                      --------       ---------
          Outstanding at June 30, 2001 .........       671,000       $    1.51
          Granted ..............................       220,000             .35
          Exercised ............................           -               -
          Forfeited ............................           -               -
                                                      --------       ---------
           Outstanding at June 30, 2002 ........       891,000       $    1.23
                                                      ========       =========
           Options exercisable at end of year ..       327,000       $    1.83
                                                      ========       =========

          Weighted-average fair value of options
               granted during the year .........        2002            2001
                                                      --------       ---------
                                                      $   0.35       $    0.40

The following information applies to options outstanding at June 30, 2002:

                                                       Options Outstanding            Options Exercisable
                                                  ----------------------------    -----------------------
                                                   Weighted -
                                                     Average       Weighted -                    Weighted -
                                                   Remaining         Average                      Average
                                                  Contractual        Exercise                     Exercise
Range of Exercise Prices              Shares          Life            Price          Shares        Price
------------------------           -----------    ------------     -----------    -------------- ----------
$2.50 to $2.65                       310,000           7.86           $ 2.51          206,667       2.51
$.55 to $2.12                        361,000           8.49           $  .66          120,333        .66
$.35                                 220,000           9.48           $  .35                -        .35

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE D - STOCKHOLDERS' EQUITY - Continued

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

The exercise price of all options granted by the Company equals the market price at the date of grant. Accordingly, no compensation expense has been recognized on options granted to employees. The Company granted 66,000 options to consultants in fiscal 2001. These options were valued using the Black-Scholes pricing method at a fair value of $.27 per option. Accordingly, the Company recorded consulting expense of $17,820.

On December 19, 2001, the Company granted options to purchase 20,000 shares of common stock to non-employee directors. The options expire on December 19, 2011 and are exercisable at $.35 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On December 19, 2001, the Company granted options to purchase 200,000 shares of common stock to certain employees of the Company. The options are exercisable at $.35 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

Common Stock

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

On December 26, 2000, the Board of Directors authorized the Company to repurchase, in the open market, up to 200,000 shares of the common stock of the Corporation, to demonstrate its belief that the per share price of the Company's common stock is significantly undervalued and to indicate to outside investors its confidence in the current and future business prospects of the Company. As of June 30, 2002, no shares have been repurchased.

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE D - STOCKHOLDERS' EQUITY - Continued

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

During April 2002, the Company issued 180 shares of common stock to a consultant for services rendered. The shares were valued at $.37 per share or an aggregate of $67, which was charged to consulting expense.

During April 2002, the Company issued 5,000 shares of common stock to an employee for services rendered. The shares were valued at $.37 per share or an aggregate of $1,851, which was charged to compensation expense.


NOTE E - INCOME TAXES

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to net deferred tax assets follow:
                                                             2002         2001
                                                           --------     --------
Deferred tax benefits (liability) - current
     Allowance for doubtful accounts .................     $105,854     $ 86,325
Deferred tax benefits - noncurrent
     Depreciation ....................................          472        2,363
     Net operating loss carryforward .................       46,830       25,993
     Other, net ......................................          -            -
                                                           --------     --------
         Total deferred tax assets ...................      153,156      114,681

Less:  Valuation allowance ...........................          -            -
                                                           --------     --------
                                                           $153,156     $114,681
                                                           ========     ========

                                   (continued)

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE E - INCOME TAXES - Continued

As of June 30, 2002 and 2001, the Company did not record a valuation allowance on the deferred tax assets because the Company's ability to realize these benefits is "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at June 30, 2002 and 2001. The deferred tax asset is sustained by the Company's ability to generate operating profits and should projected operating profits deteriorate then the deferred tax asset would be eliminated.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2002:

               Statutory federal rate ..................    (34.0%)
               Tax benefit from temporary differences ..    (10.5%)
               Other permanent differences .............     (3.0%)
                                                            -------

               Effective tax rate ......................    (20.5%)
                                                            =======

In the year 2001, the Company experienced a large reversal of the prior year's valuation allowance. This caused the Company to record a large benefit even though they had taxable income. The Company was able to utilize previous year's net operating losses to offset their income in fiscal year 2001.


NOTE F - SEGMENT INFORMATION

In fiscal 2002, the Company operates in two reportable business segments - (1) the online distance learning industry and (2) the development and sales of wireless solutions and web services. The online distant learning segment provides internet education to student internationally. The latter segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the year ended June 30, 2002 is as follows.

                  Virtual Academics.com, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2002


NOTE F - SEGMENT INFORMATION - Continued

In fiscal 2001, the Company did not have any reportable segments:

                                            For the Year Ended June 30, 2002
                                     -------------------------------------------
                                     Online Distance   Wireless     Consolidated
                                         Learning      Solutions       Total
                                       -----------   -----------    -----------
Net Sales ..........................   $ 2,889,579   $   209,919    $ 3,099,498
Costs and Operating Expenses .......     2,723,150       465,510      3,294,904
Depreciation .......................        27,520           452         27,972
Amortization .......................           -          78,272         78,272
Interest Income ....................        34,906         4,446         39,352
                                       -----------   -----------    -----------
Income (Loss) ......................   $   205,690   $  (329,869)   $  (124,179)
                                       ===========   ===========    ===========
Total Assets .......................   $ 3,800,961   $   609,474    $ 4,410,435
                                       ===========   ===========    ===========


NOTE G - RELATED PARTY TRANSACTIONS

The Company's Chairman of the Board and Secretary, is the majority shareholder of a consulting company that renders Internet consulting services to the Company. During the years ended June 30, 2002 and 2001, fees paid to the consulting company amounted to approximately $57,600 and $48,000, respectively, and are included as part of administrative expenses.