Form 10QSB
period 2002-09-30
VIRTUAL ACADEMICS COM INC
filed 2002-11-15
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2002
Commission file number:                     033-25900



                           VIRTUAL ACADEMICS.COM, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                             75-2228820
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                         6421 CONGRESS AVENUE, SUITE 201
                            BOCA RATON, FLORIDA 33432
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (561) 994-4446
                                 --------------
              (Registrant's telephone number, including area code)


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

On November 12, 2002, the issuer had outstanding 8,701,467 shares of common stock, $.001 par value per share.

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
         As of September 30, 2002 (Unaudited) and June 30, 2002................3

      Consolidated Statements of Operations (Unaudited)
         For the Three Months Ended September 30, 2002 and 2001................4

      Consolidated Statements of Cash Flows (Unaudited)
         For the Three Months Ended September 30, 2002 and 2001................5

      Condensed Notes to Consolidated Financial Statements...................6-8

      Item 2 - Management's Discussion and Analysis and
         Results of Operations.......................8-15

      Item 3 - Control and Procedures.........................................16

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................16

      Item 2 - Changes in Securities and Use of Proceeds......................16

      Item 4 - Submission of Matters to a Vote of Security Holders............16

      Item 6 - Exhibits and Reports on Form 8-K...............................17

      Signatures..............................................................17

      Certifications ......................................................18-19

                                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                     ASSETS
                                                                                    September 30,   June 30,
                                                                                        2002          2002
                                                                                     -----------   -----------
                                                                                     (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents .....................................................  $ 1,400,187   $ 1,529,851
    Tuition Receivable (Net of Allowance for Doubtful Accounts
             of $150,000 and $152,000, respectively) ..............................    1,189,884     1,303,766
    Accounts Receivable ...........................................................       69,989        28,413
    Inventories ...................................................................       35,265       107,293
    Prepaid Recruiting Fees .......................................................       89,382        94,975
    Other Current Assets ..........................................................       25,534        38,554
                                                                                     -----------   -----------
        Total Current Assets ......................................................    2,810,241     3,102,852
                                                                                     -----------   -----------
PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ...............................................      117,584       100,391
    Furniture, Fixtures and Office Equipment ......................................       46,932        46,932
    Leasehold Improvements ........................................................        3,051         3,051
                                                                                     -----------   -----------
                                                                                         167,567       150,374

    Less: Accumulated Depreciation ................................................      (68,932)      (60,619)
                                                                                     -----------   -----------
        Total Property and Equipment ..............................................       98,635        89,755
                                                                                     -----------   -----------
OTHER ASSETS:
    Tuition Receivable (Net of Allowance for Doubtful Accounts
            of $384,000 and $296,000, respectively) ...............................    1,151,351     1,040,965
    Prepaid Recruiting Fees .......................................................       13,372        15,065
    Deferred Tax Asset ............................................................      269,420       153,156
    Security Deposits .............................................................        8,642         8,642
                                                                                     -----------   -----------
        Total Other Assets ........................................................    1,442,785     1,217,828
                                                                                     -----------   -----------
        Total Assets ..............................................................  $ 4,351,661   $ 4,410,435
                                                                                     ===========   ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts Payable ..............................................................  $    57,442   $    31,730
    Unearned Revenues .............................................................    2,799,195     2,697,062
    Accrued Recruiting Fees .......................................................       80,069        95,492
    Other Accrued Expenses ........................................................       32,687        71,293
                                                                                     -----------   -----------
        Total Current Liabilities .................................................    2,969,393     2,895,577

NON-CURRENT LIABILITIES:
    Unearned Revenues .............................................................      447,439       430,040
    Accrued Recruiting Fees .......................................................       11,978        15,147
                                                                                     -----------   -----------
        Total Non-Current Liabilities .............................................      459,417       445,187
                                                                                     -----------   -----------
        Total Liabilities .........................................................    3,428,810     3,340,764
                                                                                     -----------   -----------
STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding ) ......................................            -             -
    Common Stock ($.001 Par Value; 10,000,000 Shares Authorized;
       8,701,467 and  8,701,467 Shares Issued and Outstanding at September 30, 2002
           and June 30, 2002, respectively) .......................................        8,701         8,701
    Additional Paid-in Capital ....................................................    1,383,264     1,383,264
    Accumulated Deficit ...........................................................     (469,114)     (322,294)
                                                                                     -----------   -----------
        Total Stockholders' Equity ................................................      922,851     1,069,671
                                                                                     -----------   -----------
        Total Liabilities and Stockholders' Equity ................................  $ 4,351,661   $ 4,410,435
                                                                                     ===========   ===========

                         See accompanying notes to consolidated financial statements.

                                                      -3-

                  VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the Three Months
                                                        Ended September 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)

NET REVENUES ...................................    $   456,526     $   814,177
                                                    -----------     -----------
COSTS AND EXPENSES:
    Cost of Equipment Sales ....................         98,010               -
    Instructional and Educational Support ......         20,068         139,268
    Research and Development ...................         21,968               -
    Selling and Promotion ......................        114,466         132,898
    Salaries ...................................        202,782         184,253
    General and Administrative .................        271,030         335,970
                                                    -----------     -----------

        Total Operating Expenses ...............        728,324         792,389
                                                    -----------     -----------

(LOSS) INCOME FROM OPERATIONS ..................       (271,798)         21,788

OTHER INCOME:
    Interest Income ............................          8,714          12,499
                                                    -----------     -----------

(LOSS) INCOME BEFORE INCOME TAXES ..............       (263,084)         34,287

INCOME TAX BENEFIT (EXPENSE):
    Deferred Income Tax ........................        116,264         (12,686)
                                                    -----------     -----------

        Total Income Tax Benefit (Expense) .....        116,264         (12,686)
                                                    -----------     -----------

NET (LOSS) INCOME ..............................    $  (146,820)    $    21,601
                                                    ===========     ===========
BASIC AND DILUTED:
      Net (Loss) Income Per Common Share .......    $     (0.02)    $      0.00
                                                    ===========     ===========

      Weighted Common Shares Outstanding .......      8,701,467       8,839,633
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                        VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                    For the Three Months
                                                                     Ended September 30,
                                                                  -------------------------
                                                                      2002          2001
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income ..........................................  $  (146,820)  $    21,601
    Adjustments to Reconcile Net (Loss) Income to Net Cash Flows
        Used in Operating Activities:
           Depreciation ........................................        8,313         6,737
           Deferred Income Taxes ...............................     (116,264)       12,686

           (Increase) Decrease in:
             Tuition Receivable ................................      113,882      (613,996)
             Accounts Receivable ...............................      (41,576)
             Inventories .......................................       72,028             -
             Prepaid Recruiting Fees ...........................        5,593         8,178
             Other Current Assets ..............................       13,020       (97,489)
         Other Assets:
             Tuition Receivable - Non-current ..................     (110,386)      379,921
             Prepaid Recruiting Fees - Non-current .............        1,693       (11,400)

           Increase (Decrease) in:
              Accounts Payable .................................       25,712        41,168
              Unearned Revenues ................................      102,133        94,693
              Accrued Recruiting Fees ..........................      (15,423)       18,879
              Other Accrued Expenses ...........................      (38,606)          593
         Other Liabilities:
              Unearned Revenues - Non-current ..................       17,399        56,636
              Accrued Recruiting Fees - Non-current ............       (3,169)        2,783
                                                                  -----------   -----------

Net Cash Flows Used in Operating Activities ....................     (112,471)      (79,010)
                                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment ......................      (17,193)      (20,874)
                                                                  -----------   -----------

Net Cash Flows Used in Investing Activities ....................      (17,193)      (20,874)
                                                                  -----------   -----------

Net Decrease in Cash and Cash Equivalents ......................     (129,664)      (99,884)

Cash and Cash Equivalents - Beginning of Period ................    1,529,851     1,775,206
                                                                  -----------   -----------

Cash and Cash Equivalents - End of Period ......................  $ 1,400,187   $ 1,675,322
                                                                  ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ....................................................  $         -   $         -
                                                                  ===========   ===========
   Income Taxes ................................................  $         -   $         -
                                                                  ===========   ===========

                See accompanying notes to consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto contained in the Company's report on Form 10-KSB as filed with the SEC. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2003.

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

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3 - STOCKHOLDERS' EQUITY

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

On August 29, 2002, the Company granted options to purchase 240,000 shares of common stock to certain employees of the Company. The options are exercisable at $.42 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On August 29, 2002, the Company granted options to purchase 20,000 shares of common stock to non-employee directors. The options expire on August 29, 2012 and are exercisable at $.42 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below for the three months ended September 30, 2002:


                     Net earnings
                         As reported ........  $  (146,820)
                         Pro forma ..........     (233,140)

                     Basic earnings per share
                         As reported ........         (.02)
                         Pro forma ..........         (.03)

                           VIRTUAL ACADEMICS.COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4 - SEGMENT INFORMATION (Continued)

Currently, the Company operates in two reportable business segments - (1) the online distance learning industry and (2) the development and sales of wireless solutions and web services. The online distant learning segment provides internet education to students. The latter segment includes development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which complement each other. They are managed separately based on the fundamental differences in their operations. During the three months ended September 30, 2001, the Company did not have any reportable segments.

Information with respect to these reportable business segments for the three months September 30, 2002 is as follows.


                               For the Three Months Ended September 30, 2002
                               ---------------------------------------------
                              Online Distance    Wireless       Consolidated
                                 Learning        Solutions         Total
                                -----------     -----------     -----------
Net Sales ..................    $   280,619     $   175,907     $   456,526

Costs and Operating Expenses       (317,821)       (394,534)       (712,355)

Depreciation ...............         (7,517)           (796)         (8,313)

Amortization ...............              -          (7,656)         (7,656)

Interest Income ............          6,768           1,946           8,714

Income Tax Benefit .........         16,277          99,987         116,264
                                -----------     -----------     -----------
Net Income (Loss) ..........    $   (21,674)    $  (125,146)    $  (146,820)
                                ===========     ===========     ===========

Total Assets ...............    $ 3,686,173     $   665,488     $ 4,351,661
                                -----------     -----------     ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto contained in the Report on Form 10-KSB of Virtual Academics.com, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Virtual Academics.com, Inc. for the three months ended September 30, 2002 and 2001, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

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

         We have released other wireless application products that are currently being used in the Security, and Real Estate industries and are currently developing application products for the Insurance and Sports Information industries. The software applications are compatible with all existing wireless devices. We expect to release several academic and training solutions in fiscal 2003. Future applications include solutions for the medical and hospitality industries.

         We have received full licensure from the Alabama Department of Education for Barrington University, which is owned by Virtual Academics.com, Inc.

         We have received full licensure from the Florida Department of Education for The Academy of Health Science and Nutrition, which is owned by Virtual Academics.com, Inc.

         We have received full approval for Sallie Mae funding for our students that qualify for Sallie Mae loans. Sallie Mae has been providing funds for educational loans. Sallie Mae currently owns or manages student loans for more than seven million borrowers and is the nation's leading provider of educational loans.

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

SEASONALITY IN RESULTS OF OPERATIONS

         We experience seasonality in our results of operations from our online distance learning segment primarily as a result of changes in the level of student enrollments and course completion. While we enroll students throughout the year, December and January average enrollments and course completion and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Accordingly, costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

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

CURRENT DEVELOPMENTS

         Our wholly-owned subsidiary, Cenuco, Inc., unveiled its mobile video-monitoring solution, MommyTrack (TM), live on the FOX News Network in New York on October 17, 2002. Steven Bettinger, our President and CEO, appeared with Roy Stanley, President and CEO of Philadelphia-based World Wide Net, Inc. World Wide Net has signed a distribution contract obligating it to purchase $3.1 million of our MommyTrack(TM) and corporate monitoring systems. Additionally, our MommyTrack (TM) system was featured on a local news program in the South Florida area. We expect initial shipments to occur in December 2002 and continue through December 2003.

         MommyTrack(TM) allows concerned parents to quickly and discreetly monitor and view their child's well-being in real-time, without being limited to a stagnant location for viewing. The MommyTrack (TM) system comes complete with all of the necessary components for parents to unobtrusively monitor and protect their child, and readily integrates with most home computers in a user-friendly and economical manner.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

ONLINE DISTANCE LEARNING SEGMENT

Revenues

         For the three months ended September 30, 2002, we had a 65.5% decrease in earned revenues to $280,619 from $814,177 for the three months ended September 30, 2001. The decrease in revenues is due primarily to a decrease in the number of students that have registered for our programs. Additionally, our students completed their courses at a slower rate than expected. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor if they have not completed courses. During the three months ended September 30, 2002, we experienced a general slowdown in course completion by our students, which had an adverse effect on our revenue.

         Our operating results may be impacted negatively by the registration of new students because we incur costs to enroll students but registration fees are initially deferred and then recognized with tuition over the course of the study period, under the guidelines of SEC Staff Accounting Bulletin 101.

Expenses

Instruction and Educational Support

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as course development fees, credit card fees, computer related expenses, and printing fees. For the three months ended September 30, 2002, instructional and educational support expenses decreased by 85.6% to $20,068 or 7.2% of net revenues as compared to $139,268 or 17% of net revenues for the three months ended September 30, 2001. The decrease in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we are able to purchase text books from a new supplier at reduced prices. Printing and reproduction costs decreased to $1,441 for the three months ended September 30, 2002 as compared to $13,903 for the three months ended September 30, 2001. This was offset by increased costs associated with course development for the three months ended September 30, 2002 of $12,260.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

ONLINE DISTANCE LEARNING SEGMENT (Continued)

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising and travel. For the three months ended September 30, 2002, selling and promotion expenses decreased by 70% to $39,564 or 14% of net revenues as compared to $132,898 or 16% of net revenues for the three months ended September 30, 2001. The decrease in selling and promotion expenses is attributable to the shift in our selling and promotion efforts to our wireless solutions segment. Additional, we decreased the frequency of our newspaper adverting for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. For the three months ended September 30, 2002, advertising expense amounted to $28,681 as compared to $31,988 for the three months ended September 30, 2001. Additionally, our recruiting fees decreased to $8,554 for three months ended September 30, 2002 from $71,521 for the three months ended September 30, 2001. The decrease is attributable to our decreased use of recruiters to obtain students. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to remain constant through the end of fiscal 2003.

Salaries

         For the three months ended September 30, 2002, salaries were $84,888 as compared to salaries of $184,253 for the three months ended September 30, 2001. The decrease in salaries was attributable to the allocation of administrative and executive salaries to our wireless segment, which we have concentrated a significant part of our resources and efforts.

General and Administrative Expenses

         General and administrative expenses, which includes professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $180,818 for the three months ended September 30, 2002 as compared to $335,970 for the three months ended September 30, 2001. This amounted to 64% of net revenues for the three months ended September 30, 2002 as compared to 41% for the three months ended September 30, 2001. The decrease was primarily due to the following factors:

         The cost of professional fees decreased to $25,634 for the three months ended September 30, 2002 as compared to $100,149 for the three months ended September 30, 2001. During the three months ended September 30, 2001, we incurred additional costs associated with the filing of a registration statement with the Securities and Exchange Commission and incurred legal expenses in connection with the settlement of a lawsuit. Additionally, we experienced a decrease in postage and delivery and telephone expenses due to a decrease in student activity. Due to continuing analysis of our tuition receivables, we incurred bad debt expense of $86,578 for the three months ended September 30, 2002 as compared to $51,285 for the three months ended September 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

ONLINE DISTANCE LEARNING SEGMENT (Continued)

Interest Income

         Interest income was $6,768 for the three months ended September 30, 2002 as compared to $12,499 for the three months ended September 30, 2001. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

Income Taxes

         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of September 30, 2002, we did not record a valuation allowance on the deferred tax assets because our ability to realize these benefits is "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at September 30, 2002 and June 30, 2002. The deferred tax asset is sustained by the Company's ability to generate operating profits and should projected operating profits deteriorate then the deferred tax asset would be eliminated. We were able to utilize previous year's net operating losses to offset our income in fiscal year 2001. Accordingly, for the three months ended September 30, 2002 and 2001, we recorded an income tax benefit (expense) of $116,264 and $(12,686), respectively.

WIRELESS AND WEB SOLUTIONS SEGMENT

         Our wireless and web solutions subsidiary, Cenuco, Inc., began operations in December 2001. Accordingly, no comparable financial information is available for the comparable period in fiscal 2001.

         For the three months ended September 30, 2002, we had revenues from web design and hosting and wireless solutions of $175,907.

         We incurred cost of sales related to the sale of equipment of $98,010.

         We incurred research and development expenses from the development of our new products.

         Selling and promotion expenses amounted to $74,902, which included $4,732 in commission expense, $2,088 in advertising expense, $51,510 of trade show expense, and other expenses.

         Salaries were $117,894 for the three months ended September 30, 2002. This reflected a growth in the number of employees during the three months ended September 30, 2002 as a result of the growth that we are experiencing and new development projects. We increased our technical staff to develop our wireless technologies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

WIRELESS AND WEB SOLUTIONS SEGMENT (Continued)

         For the three months ended September 30, 2002, we incurred $90,212 of general and administrative expenses, which included licensing fees of $7,656, consulting expense of $18,000, computer and internet related expenses of $3,037, rent expense of $4,308, professional fees of $8,874 and other expenses.

         Interest income was $1,946 for the three months ended September 30, 2002. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

Overall Consolidated Results

         As a result of the foregoing factors, we recognized a net loss of $(146,820) or $(.02) per share on a consolidated basis for the three months ended September 30, 2002 as compared to net income of $21,601 or $.00 per share for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, we had $1,400,187 in cash and equivalents on hand to meet our obligations.

         During the three months ended September 30, 2002, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans. No assurance can be given that any such project, acquisition or combination will be successful.

         Net cash used in operations was $112,471 for the three months ended September 30, 2002 as compared to net cash used in operations of $79,010 for the three months ended September 30, 2001. We used additional cash funds for salaries and expenses related to the development of our wireless security products. We feel that with expected positive cash flow, we are well capitalized to fund our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash used in investing activities for the three months ended September 30, 2002 was $17,193 as compared to $20,784 for the three months ended September 30, 2001 and related to the acquisition of property and equipment.

         We currently have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital- raising activities would be successful.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2002 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our management, under the supervision and with the participation of our chief executive officer and principal financial and accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and principal financial and accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time the company faces litigation in the ordinary course of business. Currently we are not involved with any litigation which will have a material adverse effect on our financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 29, 2002, we granted options to purchase 240,000 shares of common stock to certain employees of the Company. The options are exercisable at $.42 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

         On August 29, 2002, we granted options to purchase 20,000 shares of common stock to non-employee directors. The options expire on August 29, 2012 and are exercisable at $.42 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  10.4     Reseller Agreement

                  99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                  99.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        VIRTUAL ACADEMICS.COM, INC.


Dated: November 14, 2002                By: /s/ Steven Bettinger
                                            -------------------------------
                                            Steven Bettinger, President and
                                            Chief Executive Officer


Dated: November 14, 2002               By: /s/ Robert Bettinger
                                           --------------------------------
                                           Robert Bettinger, Chairman of the
                                           Board, Treasurer, Principal
                                           Financial and Accounting Officer

                                  CERTIFICATION

I, Steven Bettinger, the Chief Executive Officer of Virtual Academics.com, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Virtual Academics.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                /s/ Steven Bettinger
                                       -----------------------------------------
                                       Steven Bettinger, Chief Executive Officer

                                  CERTIFICATION

I, Robert Bettinger, Principal Financial and Accounting Officer of Virtual Academics.com, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Virtual Academics.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002               /s/ Robert Bettinger
                                      -----------------------------------------
                                      Robert Bettinger
                                      Principal Financial and Accounting Officer