Form 10QSB
period 2002-12-31
CENUCO INC
filed 2003-02-14
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               December 31, 2002
Commission file number:                     033-25900



                                  CENUCO, INC.
                     (FORMERLY VIRTUAL ACADEMICS.COM, INC.)
                     --------------------------------------
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

                               Yes   X     No
                                   -----      -----

                         APPLICABLE TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practical date:

On January 30, 2003, the issuer had outstanding 8,714,757 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                     (FORMERLY VIRTUAL ACADEMICS.COM, INC.)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheets
          As of December 31, 2002 (Unaudited) and June 30, 2002................3

      Consolidated Statements of Operations (Unaudited)
          For the Three and Six Months Ended December 31, 2002 and 2001........4

      Consolidated Statements of Cash Flows (Unaudited)
          For the Six Months Ended December 31, 2002 and 2001..................5

      Condensed Notes to Consolidated Financial Statements...................6-8

      Item 2 - Management's Discussion and Analysis and
          Results of Operations.............................................8-16

      Item 3 - Control and Procedures.........................................16

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................16

      Item 2 - Changes in Securities and Use of Proceeds......................16

      Item 4 - Submission of Matters to a Vote of Security Holders............17

      Item 5 - Other Information..............................................17

      Item 6 - Exhibits and Reports on Form 8-K...............................17

      Signatures..............................................................17

      Certifications.......................................................18-19

                                     CENUCO, INC. AND SUBSIDIARIES
                                (FORMERLY VIRTUAL ACADEMICS.COM, INC.)
                                      CONSOLIDATED BALANCE SHEETS


                                                ASSETS
                                                                        December 31,        June 30,
                                                                            2002              2002
                                                                        -----------       -----------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents ....................................      $ 1,229,645       $ 1,529,851
    Tuition Receivable (Net of Allowance for Doubtful Accounts
             of $150,000 and $152,000, respectively) .............          984,022         1,303,766
    Accounts Receivable ..........................................           53,330            28,413
    Inventories ..................................................           56,835           107,293
    Prepaid Recruiting Fees ......................................           93,604            94,975
    Other Current Assets .........................................           45,446            38,554
                                                                        -----------       -----------

        Total Current Assets .....................................        2,462,882         3,102,852
                                                                        -----------       -----------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ..............................          134,440           100,391
    Furniture, Fixtures and Office Equipment .....................           50,700            46,932
    Leasehold Improvements .......................................            3,051             3,051
                                                                        -----------       -----------
                                                                            188,191           150,374

    Less: Accumulated Depreciation ...............................          (78,604)          (60,619)
                                                                        -----------       -----------

        Total Property and Equipment .............................          109,587            89,755
                                                                        -----------       -----------

OTHER ASSETS:
    Tuition Receivable (Net of Allowance for Doubtful Accounts
            of $384,000 and $296,000, respectively) ..............        1,227,994         1,040,965
    Prepaid Recruiting Fees ......................................           15,314            15,065
    Deferred Tax Asset ...........................................          351,880           153,156
    Security Deposits ............................................            8,642             8,642
                                                                        -----------       -----------

        Total Other Assets .......................................        1,603,830         1,217,828
                                                                        -----------       -----------

        Total Assets .............................................      $ 4,176,299       $ 4,410,435
                                                                        ===========       ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable .............................................      $    39,099       $    31,730
    Unearned Revenues ............................................        2,815,687         2,697,062
    Accrued Recruiting Fees ......................................           67,540            95,492
    Other Accrued Expenses .......................................           72,031            71,293
                                                                        -----------       -----------

        Total Current Liabilities ................................        2,994,357         2,895,577

NON-CURRENT LIABILITIES:
    Unearned Revenues ............................................          480,671           430,040
    Accrued Recruiting Fees ......................................           11,050            15,147
                                                                        -----------       -----------

        Total Non-Current Liabilities ............................          491,721           445,187
                                                                        -----------       -----------

        Total Liabilities ........................................        3,486,078         3,340,764
                                                                        -----------       -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding ) .....................                -                 -
    Common Stock ($.001 Par Value; 10,000,000 Shares Authorized;
       8,714,757 and  8,701,467 Shares Issued and Outstanding at
            December 31, 2002 and June 30, 2002, respectively) ...            8,715             8,701
    Additional Paid-in Capital ...................................        1,401,724         1,383,264
    Accumulated Deficit ..........................................         (720,218)         (322,294)
                                                                        -----------       -----------

        Total Stockholders' Equity ...............................          690,221         1,069,671
                                                                        -----------       -----------

        Total Liabilities and Stockholders' Equity ...............      $ 4,176,299       $ 4,410,435
                                                                        ===========       ===========

                     See accompanying notes to consolidated financial statements

                                                 -3-

                                               CENUCO, INC. AND SUBSIDIARIES
                                          (FORMERLY VIRTUAL ACADEMICS.COM, INC.)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For the Three Months                 For the Six Months
                                                             Ended December 31,                  Ended December 31,
                                                        -----------------------------       -----------------------------
                                                            2002              2001              2002              2001
                                                        -----------       -----------       -----------       -----------
                                                        (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
NET REVENUES .....................................      $   480,914       $   771,502       $   937,440       $ 1,585,679
                                                        -----------       -----------       -----------       -----------

COSTS AND EXPENSES:
    Cost of Equipment Sales ......................           49,006                 -           147,016                 -
    Instructional and Educational Support ........           32,806            28,787            52,874           168,055
    Research and Development .....................            1,639                 -            23,607                 -
    Selling and Promotion ........................          102,299            61,736           216,765           194,634
    Salaries .....................................          232,029           210,365           434,811           413,147
    General and Administrative ...................          401,402           462,741           672,432           780,182
                                                        -----------       -----------       -----------       -----------

        Total Operating Expenses .................          819,181           763,629         1,547,505         1,556,018
                                                        -----------       -----------       -----------       -----------

(LOSS) INCOME FROM OPERATIONS ....................         (338,267)            7,873          (610,065)           29,661

OTHER INCOME:
    Interest Income ..............................            4,703            10,493            13,417            22,992
                                                        -----------       -----------       -----------       -----------

(LOSS) INCOME BEFORE INCOME TAXES ................         (333,564)           18,366          (596,648)           52,653

INCOME TAX BENEFIT (EXPENSE):
    Deferred Income Tax ..........................           82,460            (5,216)          198,724           (17,902)
                                                        -----------       -----------       -----------       -----------

        Total Income Tax Benefit (Expense) .......           82,460            (5,216)          198,724           (17,902)
                                                        -----------       -----------       -----------       -----------

NET (LOSS) INCOME ................................      $  (251,104)      $    13,150       $  (397,924)      $    34,751
                                                        ===========       ===========       ===========       ===========

BASIC AND DILUTED:
      Net (Loss) Income Per Common Share - Basic .      $     (0.03)      $      0.00       $     (0.05)      $      0.00
                                                        ===========       ===========       ===========       ===========
      Net (Loss) Income Per Common Share - Diluted      $     (0.03)      $      0.00       $     (0.05)      $      0.00
                                                        ===========       ===========       ===========       ===========

      Weighted Common Shares Outstanding - Basic .        8,705,656         8,616,729         8,703,562         8,610,673
                                                        ===========       ===========       ===========       ===========
      Weighted Common Shares Outstanding - Diluted        8,705,656         8,930,991         8,703,562         8,924,935
                                                        ===========       ===========       ===========       ===========

                                See accompanying notes to consolidated financial statements

                                                            -4-

                                    CENUCO, INC. AND SUBSIDIAIRES
                               (FORMERLY VIRTUAL ACADEMICS.COM, INC.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                            For the Six Months
                                                                            Ended December 31,
                                                                      -----------------------------
                                                                          2002              2001
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income ..........................................      $  (397,924)      $    34,751
    Adjustments to Reconcile Net (Loss) Income to Net Cash Flows
        Used in Operating Activities:
           Depreciation ........................................           17,985            13,474
           Non-cash Compensation ...............................           18,474            30,000
           Deferred Income Taxes ...............................         (198,724)           17,902

           (Increase) Decrease in:
             Tuition Receivable ................................          319,744           220,487
             Accounts Receivable ...............................          (24,917)                -
             Inventories .......................................           50,458                 -
             Prepaid Recruiting Fees ...........................            1,371           (21,109)
             Other Current Assets ..............................           (6,892)          (81,550)
         Other Assets:
             Tuition Receivable - Non-current ..................         (187,029)         (535,132)
             Prepaid Recruiting Fees - Non-current .............             (249)           (8,533)
             Security Deposits .................................                -              (236)

           Increase (Decrease) in:
              Accounts Payable .................................            7,369               902
              Unearned Revenues ................................          118,625            51,407
              Accrued Recruiting Fees ..........................          (27,952)           33,166
              Other Accrued Expenses ...........................              738            58,241
         Other Liabilities:
              Unearned Revenues - Non-current ..................           50,631            54,688
              Accrued Recruiting Fees - Non-current ............           (4,097)             (820)
                                                                      -----------       -----------

Net Cash Flows Used in Operating Activities ....................         (262,389)         (132,362)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment ......................          (37,817)          (21,912)
                                                                      -----------       -----------

Net Cash Flows Used in Investing Activities ....................          (37,817)          (21,912)
                                                                      -----------       -----------

Net Decrease in Cash and Cash Equivalents ......................         (300,206)         (154,274)

Cash and Cash Equivalents - Beginning of Period ................        1,529,851         1,775,206
                                                                      -----------       -----------

Cash and Cash Equivalents - End of Period ......................      $ 1,229,645       $ 1,620,932
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ....................................................      $         -       $         -
                                                                      ===========       ===========
   Income Taxes ................................................      $         -       $         -
                                                                      ===========       ===========

                     See accompanying notes to consolidated financial statements

                                                 -5-

                          CENUCO, INC. AND SUBSIDIARIES
                     (Formerly Virtual Academics.com, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Cenuco, Inc. (formerly Virtual Academics.com, Inc.) (the "Company") is engaged in the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services. Additionally, the Company is a distance learning company that provides Internet education to students throughout the world. The Company's businesses are primarily conducted under the names of Barrington University (the "School"), Virtual Academics.com, Cenuco and the Academy of Health Science and Nutrition (the "Academy"). Additionally, the Company established a wireless e-learning platform in the academic, consumer and corporate marketplaces.

On December 17, 2002, the Company changed its name to Cenuco, Inc. and symbol to CNUO. The Board of Directors of Virtual Academics.Com, Inc. recommended and the majority of the shareholders approved the change of its name to Cenuco, Inc. to better reflect its business direction and operation. Reflecting the changing focus of its business, the Company plans to accelerate the development of its suite of fully integrative wireless solutions for the Security, Real Estate and Insurance markets.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto contained in the Company's report on Form 10-KSB as filed with the SEC. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2003.

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

                          CENUCO, INC. AND SUBSIDIARIES
                     (Formerly Virtual Academics.com, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - STOCKHOLDERS' EQUITY

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

Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below for the six months ended December 31, 2002:

                  Net earnings
                      As reported ............... $ (397,924)
                      Pro forma .................   (484,244)

                  Basic earnings per share
                      As reported ...............   (.05)
                      Pro forma .................   (.06)

On December 3, 2002, the Company issued 13,290 shares of common stock to consultants for services rendered. Such shares were valued at their market value on the date of issuance at $1.39 per share and recorded consulting expense of $18,474 related to the consulting services.

NOTE 4 - SEGMENT INFORMATION

Currently, the Company operates in two reportable business segments - (1) the online distance learning industry and (2) the development and sales of wireless solutions and web services. The online distant learning segment provides internet education to students internationally. The latter segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which complement each other. They are managed separately based on the fundamental differences in their operations. During the six months ended December 31, 2001, operations from our wireless solutions segment were not material.

                          CENUCO, INC. AND SUBSIDIARIES
                     (Formerly Virtual Academics.com, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the six and three months December 31, 2002 is as follows.


                                                 For the Six Months
                                               Ended December 31, 2002
                                      ------------------------------------------
                                    Online Distance   Wireless      Consolidated
                                       Learning       Solutions        Total
                                      ------------------------------------------
Net Sales .........................   $   652,172    $   285,268    $   937,440

Costs and Operating Expenses ......      (735,348)      (812,157)    (1,547,505)

Interest Income ...................         8,990          4,427         13,417

Income Tax Benefit ................        26,172        172,552        198,724
                                      -----------    -----------    -----------
Net Income (Loss) .................   $   (48,014)   $  (349,910)   $  (397,924)
                                      ===========    ===========    ===========
Total Assets ......................   $ 2,951,278    $ 1,225,021    $ 4,176,299
                                      -----------    -----------    ===========



                                                 For the Three Months
                                               Ended December 31, 2002
                                      ------------------------------------------
                                    Online Distance   Wireless      Consolidated
                                       Learning       Solutions        Total
                                      ------------------------------------------
Net Sales .........................   $   371,553    $   109,361    $   480,914

Costs and Operating Expenses ......       410,010)      (409,171)      (819,181)

Interest Income ...................         2,222          2,481          4,703

Income Tax Benefit ................         9,895         72,565         82,460
                                      -----------    -----------    -----------
Net Income (Loss) .................   $   (26,340)   $  (224,764)   $  (251,104)
                                      ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto contained in the Report on Form 10-KSB of Virtual Academics.com, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Cenuco, Inc. (formerly Virtual Academics.com, Inc.) for the three and six months ended December 31, 2002 and 2001, respectively.

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

         On December 11th, 2002, the Board of Directors of Virtual Academics.Com, Inc. recommended and approved the change of its name to Cenuco, Inc. to better reflect our business direction and operation. Effective December 17, 2002, a majority of our shareholders approved of the name change. Reflecting the changing focus of our business, we plan to accelerate the development of our suite of fully integrative wireless solutions for the Security, Real Estate and Insurance markets.

         The change in name signifies the focus on our development of wireless applications, while maintaining our market presence in the distance- learning sector. We will continue to expand our online distance- learning programs, including the AIG Environmental Institute, the Innovation Institute, Barrington University and the Academy of Health Science and Nutrition.

         The development and cultivation of wireless applications will now serve as the focal point for our initiatives. Already, the wireless subsidiary has produced viable solutions for the real estate and security markets. In addition, we launch our line of wireless video monitoring solutions, MommyTrack(TM) and CenVid(TM). Both products offer the world's first truly mobile surveillance monitoring solution for the consumer and business market.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

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

         We have received full licensure from the Alabama Department of Education for Barrington University, which is owned by Cenuco, Inc.

         We have received full licensure from the Florida Department of Education for The Academy of Health Science and Nutrition, which is owned by Cenuco, Inc.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001

ONLINE DISTANCE LEARNING SEGMENT

REVENUES

         For the six months ended December 31, 2002, we had a 58.2% decrease in earned revenues to $652,172 from $1,561,451 for the six months ended December 31, 2001. The decrease in revenues is due primarily to a decrease in the number of students that have registered for our programs. Additionally, our students completed their courses at a slower rate than expected. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. During the six months ended December 31, 2002, we experienced a general slowdown in course completion by our students, which had an adverse effect on our revenue.

EXPENSES

INSTRUCTION AND EDUCATIONAL SUPPORT

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as course development fees, credit card fees, computer related expenses, and printing fees. For the six months ended December 31, 2002, instructional and educational support expenses decreased by 68.5% to $52,874 or 8.1% of net revenues as compared to $168,055 or 11% of net revenues for the six months ended December 31, 2001. The decrease in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we have enrolled less students in the current period and we are able to purchase text books from a new supplier at reduced prices. Accordingly, student supply expense was $12,745 or 2% of revenues for the six months ended December 31, 2002 as compared to $82,583 or 5.3% of revenue for the six months ended December 31, 2001. Printing and reproduction costs decreased to $15,631 for the six months ended December 31, 2002 as compared to $21,220 for the six months ended December 31, 2001. Computer and internet expenses decreased to $3,420 for the six months ended December 31, 2002 as compared to $46,396 for the six months ended December 31, 2001 due to a decreased need for development and maintenance of our websites related to our online university. This was offset by increased costs associated with course development for the six months ended December 31, 2002 of $8,292.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001

ONLINE DISTANCE LEARNING SEGMENT (CONTINUED)

SELLING AND PROMOTION

         Selling and promotion expense consists primarily of recruiting fees, advertising and travel. For the six months ended December 31, 2002, selling and promotion expenses decreased by 53% to $91,776 or 14% of net revenues as compared to $194,634 or 12.5% of net revenues for the six months ended December 31, 2001. The decrease in selling and promotion expenses is attributable to the shift in our selling and promotion efforts to our wireless solutions segment. For the six months ended December 31, 2002, advertising expense amounted to $64,145 as compared to $67,689 for the six months ended December 31, 2001. Additionally, our recruiting fees decreased to $19,557 for six months ended December 31, 2002 from $105,233 for the six months ended December 31, 2001. The decrease is attributable to our decreased use of recruiters to obtain students and a general slow-down in new students. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to remain constant through the end of fiscal 2003.

SALARIES

         For the six months ended December 31, 2002, salaries were $145,527 as compared to salaries of $413,147 for the six months ended December 31, 2001. The decrease in salaries was attributable to the allocation of administrative and executive salaries to our wireless segment, which we have concentrated a significant part of our resources and efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses, which includes professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $445,171 for the six months ended December 31, 2002 as compared to $766,564 for the six months ended December 31, 2001. This amounted to 68% of net revenues for the six months ended December 31, 2002 as compared to 49% for the six months ended December 31, 2001. The decrease was primarily due to the following factors:

         The cost of professional fees decreased to $57,385 for the six months ended December 31, 2002 as compared to $186,228 for the six months ended December 31, 2001. During the six months ended December 31, 2001, we incurred additional costs associated with the filing of a registration statement with the Securities and Exchange Commission and incurred legal expenses in connection with the settlement of a lawsuit. Additionally, we experienced a decrease in postage and delivery and telephone expenses due to a decrease in student activity. Due to continuing analysis of our tuition receivables, we incurred bad debt expense of $253,524 for the six months ended December 31, 2002 as compared to $113,063 for the six months ended December 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001

ONLINE DISTANCE LEARNING SEGMENT (CONTINUED)

INTEREST INCOME

         Interest income was $8,990 for the six months ended December 31, 2002 as compared to $22,845 for the six months ended December 31, 2001. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

WIRELESS AND WEB SOLUTIONS SEGMENT

         Our wireless and web solutions subsidiary began operations in December 2001. Accordingly, comparable financial information is not material for the comparable period in fiscal 2001.

         For the six months ended December 31, 2002, we had net revenues of $285,268, which consisted of the following:

                  Equipment Sales                          $ 157,194
                  Web Hosting and Development                 29,213
                  Wireless Solutions                          98,861
                                                           ---------
                                                           $ 285,268
                                                           =========

         We incurred cost of sales related to the sale of equipment of $147,106.

         We incurred research and development expenses from the development of our new products of $23,607.

         Selling and promotion expenses amounted to $124,989, which included $5,119 in commission expense, $17,865 in advertising expense, $58,5347 of trade show expense, printing and reproduction expense of $14,635, travel expenses of $19,836, licensing fees of $20,418 and other expenses.

         Salaries were $289,284 for the six months ended December 31, 2002. This reflected a growth in the number of employees during the six months ended December 31, 2002 as a result of the growth that we are experiencing and new development projects. We increased our technical staff to develop our wireless technologies.

         For the six months ended December 31, 2002, we incurred $227,261 of general and administrative expenses, which included consulting expense of $36,000, computer and internet related expenses of $14,929, rent expense of $15,031, professional fees of $31,577 and other expenses.

         Interest income was $4,427 for the six months ended December 31, 2002. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

OVERALL CONSOLIDATED RESULTS

INCOME TAXES

         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of December 31, 2002, we did not record a valuation allowance on the deferred tax assets because our ability to realize these benefits is "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at December 31, 2002 and June 30, 2002. The deferred tax asset is sustained by the Company's ability to generate operating profits and should projected operating profits deteriorate then the deferred tax asset would be eliminated. We were able to utilize previous year's net operating losses to offset our income in fiscal year 2001. Accordingly, for the six months ended December 31, 2002 and 2001, we recorded an income tax benefit (expense) of $198,724 and $(17,902), respectively.

         As a result of the foregoing factors, we recognized a net loss of $(397,924) or $(.05) per share on a consolidated basis for the six months ended December 31, 2002 as compared to net income of $34,751 or $.00 per share for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, we had $1,229,645 in cash and equivalents on hand to meet our obligations.

         During the six months ended December 31, 2002, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans. No assurance can be given that any such project, acquisition or combination will be successful.

         Net cash used in operations was $262,389 for the six months ended December 31, 2002 as compared to net cash used in operations of $132,362 for the six months ended December 31, 2001. We used additional cash funds for salaries and expenses related to the development of our wireless security products. We feel that with expected positive cash flow, we are well capitalized to fund our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash used in investing activities for the six months ended December 31, 2002 was $37,817 as compared to $21,912 for the six months ended December 31, 2001 and related to the acquisition of property and equipment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on our consolidated financial position or results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 3, 2002, we issued 13,290 shares of common stock to consultants for services rendered. Such shares were valued at their market value on the date of issuance at $1.39 per share and recorded consulting expense of $18,474 related to the consulting services.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

         In our 10-QSB for the period ended September, we reported that World Wide Net had signed a distribution contract obligating it to purchase $3.1 million of our MommyTrack(TM) and corporate monitoring systems. We do not expect to ship any product under this agreement due to non-performance by World Wide Net.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         99.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 99.2 - Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  On January 2, 2003, we filed an 8-K that disclosed our name change to Cenuco, Inc.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        CENUCO, INC. AND SUBSIDIARIES
                                        (Formerly Virtual Academics.com, Inc.)


         Dated: February 14, 2003       By: /s/ Steven Bettinger
                                            -----------------------------------
                                            Steven Bettinger, President and
                                            Chief Executive Officer

         Dated: February 14, 2003       By: /s/ Robert Bettinger
                                            -----------------------------------
                                            Robert Bettinger, Chairman of the
                                            Board, Treasurer, Principal
                                            Financial and Accounting Officer

                                  CERTIFICATION

I, Steven Bettinger, the Chief Executive Officer of Cenuco, Inc. (formerly Virtual Academics.com, Inc.), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cenuco, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: February 14, 2003               /s/ Steven Bettinger
                                      -----------------------------------------
                                      Steven Bettinger, Chief Executive Officer

                                 CERTIFICATION

I, Robert Bettinger, Principal Financial and Accounting Officer of Cenuco, Inc. (formerly Virtual Academics.com, Inc.) certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cenuco, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: February 14, 2003           /s/ Robert Bettinger
                                  -----------------------------------------
                                  Robert Bettinger, Principal Financial
                                  and Accounting Officer