Form 10KSB/A
period 2002-06-30
CENUCO INC
filed 2003-04-08
CIK 843494

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


Tuition refunds are based on the date that the student cancels and the policy is as follows: If the student withdraws within 5 calendar days after midnight of the day the student signs the Enrollment Agreement (Full Refund Period) the student will receive a full refund with no further obligation. If the student cancels after the Full Refund Period but before the school receives the first completed lesson, the student will be charged a registration fee of $150 and the student will receive a full refund less the registration fee charge. If the student cancels after the school receives the first completed lesson, the student's tuition obligation will be their registration fee plus a portion of the remaining tuition as defined below.

         Percentage of Course Completed     Amount of Tuition Obligated
         ------------------------------     ---------------------------
                  10% of less                        10% of tuition
                  Between 11% - 25%                  25% of tuition
                  Between 26% - 50%                  50% of tuition
                  Over 50%                           Obligated for full tuition.

When a student withdraws currently, we write off the remaining tuition receivable balance against the remaining unearned revenue balance and record a net increase or decrease to net revenues. Generally, the remaining tuition receivable balance is not materially different to the remaining unearned revenue balance for a respective student and accordingly, does not have a significant effect on our consolidated results of operations.


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


First, personnel-related costs increased by 135% to $665,893 for fiscal 2002 from $555,039 for the fiscal 2001. This reflected a growth in the number of employees during fiscal 2002 as a result of the growth that we are experiencing and new development projects. Our staffing increases were needed to handle student relations, develop new programs, performs administrative tasks and to develop our wireless technologies. Second, the cost of professional fees increased to $294,797 for the fiscal 2002 as compared to $247,027 for fiscal 2001. The increase was attributable to the additional costs associated with the filing of a registration statement with the Securities and Exchange Commission during fiscal 2002. Third, the increased costs relating to office operations, such as postage and delivery costs incurred to ship degree program information, computer-related expenses, office supplies and credit card fees, which reflects our increased operational activities. Fourth, we recorded $80,000 in legal expenses related to the dismissal with prejudice of the Trade School Review Association lawsuit in fiscal 2002. Due to continuing analysis of our tuition receivables, we incurred bad debt expense of $514,833 for fiscal 2002 as compared to $448,481 for fiscal 2001 due to an increase in the number of students. In fiscal 2002 and 2001, bad debt expense included a charge to write-off of tuition receivables related to students who withdrew but who has enrolled prior to September 30, 2000 when we recognized tuition and registration revenue evenly over an estimated 24-month instructional period.
Income Taxes

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of June 30, 2002 and 2001, we did not record a valuation allowance on the deferred tax assets because our ability to realize these benefits is "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at June 30, 2002 and 2001. The deferred tax asset is sustained by the Company's ability to generate operating profits and should projected operating profits deteriorate then the deferred tax asset would be eliminated. We have projected substantial growth in revenues from our wireless products which we believe will generate an operating profit in fiscal 2004. In addition to revenues generated from the sale of our wireless products, we are anticipating monthly subscription revenues from internet hosting and related services related to our Mommy Track products. We will continue to monitor our progress towards our revenue and operating profit goals and if our progress is significantly below plan we will record a valuation allowance against the deferred tax asset which, if applicable, will have the effect of increasing the company's tax rate in that period.

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

         (3)      Filed herewith

(b)      Reports on 8-K

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 8, 2003.

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

SIGNATURE                              TITLE                        DATE
---------                              -----                        ----
/s/ Steven M. Bettinger       Chief Executive Officer,          April 8, 2003
-----------------------       President and Director
Steven M. Bettinger

/s/ Robert K. Bettinger       Chairman of the Board of          April 8, 2003
-----------------------       Directors (Principal Accounting
Robert K. Bettinger           and Financial Officer)

/s/ Andrew Lockwood           Director                          April 8, 2003
-----------------------
Andrew Lockwood

/s/ Jack P. Phelan            Director                          April 8, 2003
-----------------------
Jack P. Phelan

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
                                       ===========  ===========  ===========   ===========   ===========   ===========


                               See accompanying notes to consolidated financial statements

                                                           F-5

                                VIRTUAL ACADEMICS.COM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       For the Year
                                                                                       Ended June 30,
                                                                                  -------------------------
                                                                                     2002           2001
                                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income ..........................................................  $  (124,179)  $   322,766
    Adjustments to Reconcile Net (Loss) Income to Net Cash Flows
        (Used in) Provided by Operating Activities:
           Depreciation ........................................................       27,972        16,614
           Consulting Expense on Common Stock Options Issued to Non-employees ..          -          55,305
           Consulting Expense on Stock and Stock Options Issued to Non-employees           66        17,820
           Common Stock Issued to Non-employees ................................       31,851         1,800
           Provision for Doubtful Accounts .....................................       82,644       265,416

           (Increase) Decrease in:
             Tuition Receivable ................................................      828,359    (1,282,160)
             Inventories .......................................................     (107,293)          -
             Prepaid Recruiting Fees ...........................................       50,043       (54,183)
             Other Current Assets ..............................................      (12,724)       22,029
         Other Assets:
             Tuition Receivable - Non-current ..................................     (785,044)     (246,550)
             Prepaid Recruiting Fees - Non-current .............................        1,446        28,774
             Deferred Income Taxes .............................................      (38,475)     (114,681)
             Security Deposits .................................................         (701)         (909)

           Increase (Decrease) in:
              Accounts Payable .................................................       16,338         6,324
              Unearned Revenues ................................................     (217,616)    1,891,542
              Accrued Recruiting Fees ..........................................        6,174       (10,088)
              Other Accrued Expenses ...........................................      (62,081)        5,300
         Other Liabilities:
              Unearned Revenues - Non-current ..................................       93,121       (84,610)
              Accrued Recruiting Fees - Non-current ............................       (4,139)      (19,691)
                                                                                  -----------   -----------

Net Cash Flows (Used in) Provided by Operating Activities ......................     (214,238)      820,818
                                                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment ......................................      (31,117)      (61,295)
                                                                                  -----------   -----------

Net Cash Flows Used in Investing Activities ....................................      (31,117)      (61,295)
                                                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Note Receivable ..............................................          -         550,000
                                                                                  -----------   -----------

Net Cash Flows Used in Investing Activities ....................................          -         550,000
                                                                                  -----------   -----------

Net (Decrease) Increase in Cash and Cash Equivalents ...........................     (245,355)    1,309,523

Cash and Cash Equivalents - Beginning of Year ..................................    1,775,206       465,683
                                                                                  -----------   -----------

Cash and Cash Equivalents - End of Year ........................................  $ 1,529,851   $ 1,775,206
                                                                                  ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ....................................................................  $       -     $       -
                                                                                  ===========   ===========
   Income Taxes ................................................................  $       -     $       -
                                                                                  ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for debt .................................................  $     4,500   $       -
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