Form 10QSB/A
period 2002-12-31
CENUCO INC
filed 2003-04-09
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

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
                                                        ===========       ===========       ===========       ===========

                                See accompanying notes to consolidated financial statements

                                                            -4-

                                    CENUCO, INC. AND SUBSIDIAIRES
                               (FORMERLY VIRTUAL ACADEMICS.COM, INC.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                            For the Six Months
                                                                            Ended December 31,
                                                                      -----------------------------
                                                                          2002              2001
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income ..........................................      $  (397,924)      $    34,751
    Adjustments to Reconcile Net (Loss) Income to Net Cash Flows
        Used in Operating Activities:
           Depreciation ........................................           17,985            13,474
           Non-cash Compensation ...............................           18,474            30,000
           Deferred Income Taxes ...............................         (198,724)           17,902
           Provision for Doubtful Accounts .....................          127,123           113,065

           (Increase) Decrease in:
             Tuition Receivable ................................          280,621           215,422
             Accounts Receivable ...............................          (24,917)                -
             Inventories .......................................           50,458                 -
             Prepaid Recruiting Fees ...........................            1,371           (21,109)
             Other Current Assets ..............................           (6,892)          (81,550)
         Other Assets:
             Tuition Receivable - Non-current ..................         (275,029)         (643,132)
             Prepaid Recruiting Fees - Non-current .............             (249)           (8,533)
             Security Deposits .................................                -              (236)

           Increase (Decrease) in:
              Accounts Payable .................................            7,369               902
              Unearned Revenues ................................          118,625            51,407
              Accrued Recruiting Fees ..........................          (27,952)           33,166
              Other Accrued Expenses ...........................              738            58,241
         Other Liabilities:
              Unearned Revenues - Non-current ..................           50,631            54,688
              Accrued Recruiting Fees - Non-current ............           (4,097)             (820)
                                                                      -----------       -----------

Net Cash Flows Used in Operating Activities ....................         (262,389)         (132,362)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment ......................          (37,817)          (21,912)
                                                                      -----------       -----------

Net Cash Flows Used in Investing Activities ....................          (37,817)          (21,912)
                                                                      -----------       -----------

Net Decrease in Cash and Cash Equivalents ......................         (300,206)         (154,274)

Cash and Cash Equivalents - Beginning of Period ................        1,529,851         1,775,206
                                                                      -----------       -----------

Cash and Cash Equivalents - End of Period ......................      $ 1,229,645       $ 1,620,932
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ....................................................      $         -       $         -
                                                                      ===========       ===========
   Income Taxes ................................................      $         -       $         -
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

NOTE 2 - REVENUE RECOGNITION - Continued


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

         Percentage of Course Completed      Amount of Tuition Obligated
         ------------------------------      ---------------------------
          10% of less                                10% of tuition
          Between 11% - 25%                          25% of tuition
          Between 26% - 50%                          50% of tuition
          Over 50%                                   Obligated for full tuition.

When a student withdraws, we write off the remaining tuition receivable balance against the remaining unearned revenue balance and recorded a net increase or decrease to net revenues. Generally, the remaining tuition receivable balance is not materially different to the remaining unearned revenue balance for a respective student and accordingly, did not have a material effect on our consolidated results of operations.


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


         The cost of professional fees decreased to $57,385 for the six months ended December 31, 2002 as compared to $186,228 for the six months ended December 31, 2001. During the six months ended December 31, 2001, we incurred additional costs associated with the filing of a registration statement with the Securities and Exchange Commission and incurred legal expenses in connection with the settlement of a lawsuit. Additionally, we experienced a decrease in postage and delivery and telephone expenses due to a decrease in student activity. Due to continuing analysis of our tuition receivables, we incurred bad debt expense of $253,524 for the six months ended December 31, 2002 as compared to $113,063 for the six months ended December 31, 2001. For the six months ended December 31, 2002 and 2001, bad debt expense included a charge to write-off of tuition receivables related to student's who withdrew but who has enrolled prior to September 30, 2000 when we recognized tuition and registration revenue evenly over an estimated 24-month instructional period.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

OVERALL CONSOLIDATED RESULTS

INCOME TAXES


         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of December 31, 2002, we did not record a valuation allowance on the deferred tax assets because our ability to realize these benefits is "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at December 31, 2002 and June 30, 2002. The deferred tax asset is sustained by the Company's ability to generate operating profits and should projected operating profits deteriorate then the deferred tax asset would be eliminated. We were able to utilize previous year's net operating losses to offset our income in fiscal year 2001. Accordingly, for the six months ended December 31, 2002 and 2001, we recorded an income tax benefit (expense) of $198,724 and $(17,902), respectively. We have projected substantial growth in revenues from our wireless products which we believe will generate an operating profit in fiscal 2004. In addition to revenues generated from the sale of our wireless products, we are anticipating monthly subscription revenues from internet hosting and related services related to our Mommy Track products. We are currently in negotiations with a major wireless equipment distributor and are anticipating a significant purchase order for our Mommy Track product. Additionally, we have had discussions with other potential customers that have shown interest in our products.


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

                                        CENUCO, INC. AND SUBSIDIARIES
                                        (Formerly Virtual Academics.com, Inc.)


         Dated: April 8, 2003           By: /s/ Steven Bettinger
                                            -----------------------------------
                                            Steven Bettinger, President and
                                            Chief Executive Officer

         Dated: April 8, 2003           By: /s/ Robert Bettinger
                                            -----------------------------------
                                            Robert Bettinger, Chairman of the
                                            Board, Treasurer, Principal
                                            Financial and Accounting Officer

                                  CERTIFICATION

I, Steven Bettinger, the Chief Executive Officer of Cenuco, Inc. (formerly Virtual Academics.com, Inc.), certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Cenuco, Inc.;

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

Date: April 8, 2003                   /s/ Steven Bettinger
                                      -----------------------------------------
                                      Steven Bettinger, Chief Executive Officer

                                 CERTIFICATION

I, Robert Bettinger, Principal Financial and Accounting Officer of Cenuco, Inc. (formerly Virtual Academics.com, Inc.) certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Cenuco, Inc.;

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

Date: APril 8, 2003               /s/ Robert Bettinger
                                  -----------------------------------------
                                  Robert Bettinger, Principal Financial
                                  and Accounting Officer