Form 10QSB
period 2003-03-31
CENUCO INC
filed 2003-05-15
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2003
Commission file number:                     033-25900



                                  CENUCO, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                   75-2228820
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

On April 30, 2003, the issuer had outstanding 8,714,757 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2003
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

               Consolidated Balance Sheets
               As of March 31, 2003 (Unaudited) and June 30, 2002..............3

               Consolidated Statements of Operations (Unaudited)
               For the Three and Nine Months Ended March 31, 2003 and 2002.....4

               Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended March 31, 2003 and 2002...............5

               Condensed Notes to Consolidated Financial Statements.........6-10

      Item 2 - Management's Discussion and Analysis and
               Results of Operations.......................................11-19

      Item 3 - Control and Procedures.........................................19


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................19

      Item 2 - Changes in Securities and Use of Proceeds......................20

      Item 4 - Submission of Matters to a Vote of Security Holders............20

      Item 5 - Other Information..............................................20

      Item 6 - Exhibits and Reports on Form 8-K...............................20

      Signatures..............................................................20

                                          CENUCO, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                     ASSETS
                                                                                    March 31,       June 30,
                                                                                      2003            2002
                                                                                   -----------     -----------
                                                                                   (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents .................................................    $ 1,048,810     $ 1,529,851
    Tuition Receivable - current  (Net of Allowance for Doubtful Accounts
             of $109,000 and $152,000, respectively) ..........................        885,119       1,303,766
    Accounts Receivable .......................................................         56,371          28,413
    Inventories ...............................................................         33,325         107,293
    Prepaid Recruiting Fees ...................................................         72,003          94,975
    Other Current Assets ......................................................              -          38,554
                                                                                   -----------     -----------
        Total Current Assets ..................................................      2,095,628       3,102,852
                                                                                   -----------     -----------
PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ...........................................        159,516         100,391
    Furniture, Fixtures and Office Equipment ..................................         50,700          46,932
    Leasehold Improvements ....................................................          3,051           3,051
                                                                                   -----------     -----------
                                                                                       213,267         150,374

    Less: Accumulated Depreciation ............................................        (89,299)        (60,619)
                                                                                   -----------     -----------
        Total Property and Equipment ..........................................        123,968          89,755
                                                                                   -----------     -----------
OTHER ASSETS:
    Tuition Receivable -non-current (Net of Allowance for Doubtful Accounts
            of $415,000 and $296,000, respectively) ...........................        806,257       1,040,965
    Prepaid Recruiting Fees ...................................................         12,803          15,065
    Deferred Tax Asset ........................................................        416,100         153,156
    Security Deposits .........................................................          8,642           8,642
                                                                                   -----------     -----------
        Total Other Assets ....................................................      1,243,802       1,217,828
                                                                                   -----------     -----------
        Total Assets ..........................................................    $ 3,463,398     $ 4,410,435
                                                                                   ===========     ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable ..........................................................    $    40,759     $    31,730
    Unearned Revenues .........................................................      1,223,232       2,697,062
    Accrued Recruiting Fees ...................................................         38,683          95,492
    Other Accrued Expenses ....................................................         43,239          71,293
                                                                                   -----------     -----------
        Total Current Liabilities .............................................      1,345,913       2,895,577

NON-CURRENT LIABILITIES:
    Unearned Revenues .........................................................      1,471,132         430,040
    Accrued Recruiting Fees ...................................................          6,878          15,147
                                                                                   -----------     -----------
        Total Non-Current Liabilities .........................................      1,478,010         445,187
                                                                                   -----------     -----------
        Total Liabilities .....................................................      2,823,923       3,340,764
                                                                                   -----------     -----------
STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding ) ..................................              -               -
    Common Stock ($.001 Par Value; 10,000,000 Shares Authorized;
       8,714,757 and  8,701,467 Shares Issued and Outstanding at March 31, 2003
           and June 30, 2002, respectively) ...................................          8,715           8,701
    Additional Paid-in Capital ................................................      1,453,724       1,383,264
    Accumulated Deficit .......................................................       (783,964)       (322,294)
    Deferred Compensation .....................................................        (39,000)              -
                                                                                   -----------     -----------
        Total Stockholders' Equity ............................................        639,475       1,069,671
                                                                                   -----------     -----------
        Total Liabilities and Stockholders' Equity ............................    $ 3,463,398     $ 4,410,435
                                                                                   ===========     ===========

                          See accompanying notes to consolidated financial statements

                                                      -3-

                                           CENUCO, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         For the Three Months            For the Nine Months
                                                            Ended March 31,                 Ended March 31,
                                                      --------------------------      ---------------------------
                                                          2003           2002             2003            2002
                                                      -----------     ----------      -----------     -----------
                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
NET REVENUES .....................................    $   449,381     $   951,554     $ 1,386,821     $ 2,537,233
                                                      -----------     ----------      -----------     -----------

COSTS AND EXPENSES:
    Cost of Equipment Sales ......................          8,285           6,363         155,301           6,363
    Instructional and Educational Support ........         31,102          79,514          83,976         247,569
    Research and Development .....................         17,886               -          41,493               -
    Selling and Promotion ........................        104,630         194,935         321,395         389,569
    General and Administrative ...................        418,503         654,943       1,525,746       1,848,272
                                                      -----------     ----------      -----------     -----------

        Total Operating Expenses .................        580,406         935,755       2,127,911       2,491,773
                                                      -----------     ----------      -----------     -----------

(LOSS) INCOME FROM OPERATIONS ....................       (131,025)         15,799        (741,090)         45,460

OTHER INCOME:
    Interest Income ..............................          3,059           8,383          16,476          31,375
                                                      -----------     ----------      -----------     -----------

(LOSS) INCOME BEFORE INCOME TAXES ................       (127,966)         24,182        (724,614)         76,835

INCOME TAX BENEFIT (EXPENSE):
    Current ......................................              -         (97,245)              -        (115,147)
    Deferred Income Tax ..........................         64,220         114,270         262,944         114,270
                                                      -----------     ----------      -----------     -----------

        Total Income Tax Benefit (Expense) .......         64,220          17,025         262,944            (877)
                                                      -----------     ----------      -----------     -----------

NET (LOSS) INCOME ................................    $   (63,746)    $    41,207     $  (461,670)    $    75,958
                                                      ===========     ===========     ===========     ===========

BASIC AND DILUTED:
      Net (Loss) Income Per Common Share - Basic .    $     (0.01)    $      0.00     $     (0.05)    $      0.01
                                                      ===========     ===========     ===========     ===========
      Net (Loss) Income Per Common Share - Diluted    $     (0.01)    $      0.00     $     (0.05)    $      0.01
                                                      ===========     ===========     ===========     ===========

      Weighted Common Shares Outstanding - Basic .      8,714,757       8,695,294       8,707,239       8,642,441
                                                      ===========     ===========     ===========     ===========
      Weighted Common Shares Outstanding - Diluted      8,714,757       8,946,341       8,707,239       8,905,565
                                                      ===========     ===========     ===========     ===========

                            See accompanying notes to consolidated financial statements

                                                        -4-

                                  CENUCO, INC. AND SUBSIDIAIRES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                        For the Nine Months
                                                                          Ended March 31,
                                                                    ---------------------------
                                                                        2003            2002
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income ..........................................    $  (461,670)    $    75,958
    Adjustments to Reconcile Net (Loss) Income to Net Cash Flows
        Used in Operating Activities:
           Depreciation ........................................         28,680          20,461
           Non-cash Compensation ...............................         31,474          30,000
           Deferred Income Taxes ...............................       (262,944)        (96,368)
           Provision for Doubtful Accounts .....................         76,098         190,000

           (Increase) Decrease in:
             Tuition Receivable ................................        461,250         321,626
             Accounts Receivable ...............................        (27,958)              -
             Inventories .......................................         73,968               -
             Prepaid Recruiting Fees ...........................         22,972          56,488
             Other Current Assets ..............................         38,554         (28,424)
         Other Assets:
             Tuition Receivable - Non-current ..................        116,007        (721,660)
             Prepaid Recruiting Fees - Non-current .............          2,262           2,334
             Security Deposits .................................              -            (236)

           Increase (Decrease) in:
              Accounts Payable .................................          9,029          13,524
              Unearned Revenues ................................       (383,577)       (185,753)
              Accrued Recruiting Fees ..........................        (56,809)         20,682
              Other Accrued Expenses ...........................        (28,054)         64,652
         Other Liabilities:
              Unearned Revenues - Non-current ..................        (49,161)         55,482
              Accrued Recruiting Fees - Non-current ............         (8,269)         (1,671)
                                                                    -----------     -----------

Net Cash Flows Used in Operating Activities ....................       (418,148)       (182,905)
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Property and Equipment ......................        (62,893)        (25,394)
                                                                    -----------     -----------

Net Cash Flows Used in Investing Activities ....................        (62,893)        (25,394)
                                                                    -----------     -----------

Net Decrease in Cash and Cash Equivalents ......................       (481,041)       (208,299)

Cash and Cash Equivalents - Beginning of Period ................      1,529,851       1,775,206
                                                                    -----------     -----------

Cash and Cash Equivalents - End of Period ......................    $ 1,048,810     $ 1,566,907
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ....................................................    $         -     $         -
                                                                    ===========     ===========
   Income Taxes ................................................    $         -     $         -
                                                                    ===========     ===========

                   See accompanying notes to consolidated financial statements

                                               -5-

                          CENUCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Cenuco, Inc. (the "Company") is engaged in the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services. Additionally, the Company is a distance learning company that provides Internet education to students throughout the world. The Company's businesses are primarily conducted under the names of Barrington University (the "School"), Cenuco and the Academy of Health Science and Nutrition (the "Academy"). Additionally, the Company established a wireless e-learning platform in the academic, consumer and corporate marketplaces.

On December 17, 2002, the Company changed its name to Cenuco, Inc. and symbol to CNUO. The Board of Directors of Virtual Academics.Com, Inc. recommended and the majority of the shareholders approved the change of its name to Cenuco, Inc. to better reflect its business direction and operation. Reflecting the changing focus of its business, the Company plans to accelerate the development of its suite of fully integrated wireless solutions for the Security, Real Estate and Insurance markets.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002, as amended, and notes thereto contained in the Company's report on Form 10-KSB, as amended, as filed with the SEC. The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending June 30, 2003.

Certain reclassifications have been made to the prior period's consolidated statements of operations to conform to the current period's presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services, the Company recognizes revenue as services are performed or products are delivered.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Percentage of Course Completed      Amount of Tuition Obligated
         ------------------------------      ---------------------------
              10% of less                         10% of tuition
              Between 11% - 25%                   25% of tuition
              Between 26% - 50%                   50% of tuition
              Over 50%                            Obligated for full tuition.

When a student withdraws, the Company writes off the remaining tuition receivable balance against the remaining unearned revenue balance and records a net increase or decrease to net revenues and did not have a material effect on the Company's consolidated results of operations.

Stock Options

We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123. Had compensation cost for the stock options granted to employees and non-employee directors been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below for the nine months ended March 31, 2003:

         Net earnings
             As reported ......................... $  (461,670)
             Pro forma ...........................    (560,990)

         Basic earnings per share
             As reported .........................        (.05)
             Pro forma ...........................        (.06)

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - STOCKHOLDERS' EQUITY

Common stock

On December 3, 2002, the Company issued 13,290 shares of common stock to consultants for services rendered. Such shares were valued at their market value on the date of issuance at $1.39 per share and recorded consulting expense of $18,474 related to the consulting services.

Stock options

On August 29, 2002, the Company granted options to purchase 240,000 shares of common stock to certain employees of the Company. The options are exercisable at $.42 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On August 29, 2002, the Company granted options to purchase 20,000 shares of common stock to directors. The options expire on August 29, 2012 and are exercisable at $.42 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On January 7, 2003, the Company granted options to purchase 10,000 shares of common stock to an employee of the Company. The options are exercisable at $1.55 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

On January 7, 2003, the Company granted options to purchase 40,000 shares of common stock to consultants for serviced rendered and to be rendered through December 2003. The options expire on January 7, 2013 and are exercisable at $1.55 per share, which was the fair market value of the common stock at the grant date. These options were valued using the Black-Scholes pricing method at a fair value of $1.30 per option. Accordingly, the Company recorded consulting expense of $13,000 and deferred compensation of $39,000 that will be amortized over the service period.

NOTE 4 - SEGMENT INFORMATION

Currently, the Company operates in two reportable business segments - (1) the online distance learning industry and (2) the development and sale of wireless products and services. The online distant learning segment provides internet education to students domestically and internationally. The latter segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which complement each other. They are managed separately based on the fundamental differences in their operations.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - SEGMENT INFORMATION (Continued)

Information with respect to these reportable business segments for the nine and three months March 31, 2003 and 2002 is as follows.

                                      For the Nine Months Ended March 31, 2003
                                      ------------------------------------------
                                    Online Distance    Wireless     Consolidated
                                       Learning       Solutions        Total
                                      -----------    -----------    ------------
Net Sales .........................   $ 1,029,865    $   356,956    $ 1,386,821


Costs and Operating Expenses ......      (883,228)    (1,244,683)    (2,127,911)

Interest Income ...................         9,511          6,965         16,476

Income Tax Benefit (Provision) ....       (13,936)       276,880        262,944
                                      -----------    -----------    ------------

Net Income (Loss) .................   $   142,212    $  (603,882)   $  (461,670)
                                      ===========    ===========    ===========

Total Assets ......................   $ 2,046,167    $ 1,417,231    $ 3,463,398
                                      -----------    -----------    ------------



                                      For the Three Months Ended March 31, 2003
                                      ------------------------------------------
                                    Online Distance    Wireless     Consolidated
                                       Learning       Solutions        Total
                                      -----------    -----------    ------------
Net Sales .........................   $   377,693    $    71,688    $   449,381


Costs and Operating Expenses ......      (147,880)      (432,526)      (580,406)

Interest Income ...................           521          2,538          3,059

Income Tax Benefit (Provision) ....       (40,108)       104,328         64,220
                                      -----------    -----------    -----------

Net Income (Loss) .................   $   190,226    $  (253,972)   $   (63,746)
                                      ===========    ===========    ===========

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - SEGMENT INFORMATION (Continued)

                                      For the Nine Months Ended March 31, 2002
                                      ------------------------------------------
                                    Online Distance    Wireless     Consolidated
                                       Learning       Solutions        Total
                                      -----------    -----------    ------------
Net Sales .........................   $ 2,448,565    $    88,668    $ 2,537,233

Costs and Operating Expenses ......    (2,261,378)      (230,395)    (2,491,773)

Interest Income ...................        29,154          2,221         31,375

Income Tax (Provision) Benefit ....          (877)             -           (877)
                                      -----------    -----------    -----------
Net Income (Loss) .................   $   215,464    $  (139,506)   $    75,958
                                      ===========    ===========    ===========

Total Assets ......................   $ 4,170,531    $   573,243    $ 4,743,774
                                      ===========    ===========    ===========



                                      For the Three Months Ended March 31, 2002
                                      ------------------------------------------
                                    Online Distance    Wireless     Consolidated
                                       Learning       Solutions        Total
                                      -----------    -----------    ------------
Net Sales .........................   $   888,114    $    63,440    $   951,554


Costs and Operating Expenses ......      (718,978)      (216,777)      (935,755)

Interest Income ...................         6,309          2,074          8,383

Income Tax Benefit ................        17,025              -         17,025
                                      -----------    -----------    -----------

Net Income (Loss) .................   $   192,470    $  (151,263)   $    41,207
                                      ===========    ===========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto contained in the Report on Form 10-KSB, as amended, of Virtual Academics.com, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Cenuco, Inc. (formerly Virtual Academics.com, Inc.) for the three and nine months ended March 31, 2003 and 2002, respectively.

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

         The development and cultivation of wireless applications will now serve as the focal point for our initiatives. Already, the wireless subsidiary has produced viable solutions for the real estate and security markets. In addition, we launched our line of wireless video monitoring solutions, MommyTrack(TM) and CenVid(TM). Both products offer the world's first truly mobile surveillance monitoring solution for the consumer and business market.

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

         We have released other wireless application products that are currently being used in the Security, Real Estate and insurance industries. The software applications are compatible with most existing wireless devices. We expect to release several academic and training solutions in fiscal 2003.

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

SEASONALITY IN RESULTS OF OPERATIONS

         We experience seasonality in our results of operations from our online distance-learning segment primarily as a result of changes in the level of student enrollments and course completion. While we enroll students throughout the year, December and January average enrollments and course completion and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Accordingly, costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2003 compared to Nine Months Ended March 31, 2002

Online Distance Learning Segment

Revenues

         For the nine months ended March 31, 2003, we had a 57.9% decrease in earned revenues to $1,029,865 from $2,448,565 for the nine months ended March 31, 2002. The decrease in revenues is due primarily to a decrease in the number of students that have registered for our programs. We have decreased our marketing efforts and have been focusing on our wireless segment. Additionally, our students completed their courses at a slower rate than expected. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. During the nine months ended March 31, 2003, we experienced a general slowdown in course completion by our students, which had an adverse effect on our revenue.

Expenses

Instruction and Educational Support

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as course development fees, credit card fees, computer related expenses, and printing fees. For the nine months ended March 31, 2003, instructional and educational support expenses decreased by 68.5% to $83,976 or 8.2% of net revenues as compared to $247,569 or 10.1% of net revenues for the nine months ended March 31, 2002. The decrease in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we have enrolled less students in the current period and we are able to purchase text books from a new supplier at reduced prices. Accordingly, student supply expense was $34,280 or 3.3% of revenues for the nine months ended March 31, 2003 as compared to $141,970 or 5.8% of revenue for the nine months ended March 31, 2002. Printing and reproduction costs decreased to $16,790 for the nine months ended March 31, 2003 as compared to $22,629 for the nine months ended March 31, 2002. Computer and internet expenses decreased to $5,901 for the nine months ended March 31, 2003 as compared to $54,287 for the nine months ended March 31, 2002 due to a decreased need for development and maintenance of our websites related to our online university. This was offset by increased costs associated with course development for the nine months ended March 31, 2003 of $11,592 as compared to $5,400 for the nine months ended March 31, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended March 31, 2003 compared to Nine Months Ended March 31, 2002

Online Distance Learning Segment (Continued)

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising and travel. For the nine months ended March 31, 2003, selling and promotion expenses decreased by 53% to $115,190 or 11.2% of net revenues as compared to $333,764 or 13.6% of net revenues for the nine months ended March 31, 2002. The decrease in selling and promotion expenses is attributable to the shift in our selling and promotion efforts to our wireless solutions segment. For the nine months ended March 31, 2003, advertising expense amounted to $85,422 as compared to $98,651 for the nine months ended March 31, 2002. Additionally, our recruiting fees decreased to $19,136 for nine months ended March 31, 2003 from $210,249 for the nine months ended March 31, 2002. The decrease is attributable to our decreased use of recruiters to obtain students and a general slow-down in new students. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to remain constant or increase through the end of fiscal 2003.

General and Administrative Expenses

         General and administrative expenses, which includes salaries, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $684,062 for the nine months ended March 31, 2003 as compared to $1,680,045 for the nine months ended March 31, 2002. This amounted to 66.4% of net revenues for the nine months ended March 31, 2003 as compared to 68.6% for the nine months ended March 31, 2003. The decrease was primarily due to the following factors:

         The cost of professional fees decreased to $64,778 for the nine months ended March 31, 2003 as compared to $258,696 for the nine months ended March 31, 2002. During the nine months ended March 31, 2002, we incurred additional costs associated with the filing of a registration statement with the Securities and Exchange Commission and incurred legal expenses in connection with the dismissal of a lawsuit. For the nine months ended March 31, 2003, salaries were $190,857 as compared to salaries of $570,392 for the nine months ended March 31, 2002. The decrease in salaries was attributable to the allocation of administrative and executive salaries to our wireless segment, where we have concentrated a significant part of our resources and efforts. Additionally, we experienced a decrease in postage and delivery and telephone expenses due to a decrease in student activity. We incurred bad debt expense of $246,279 for the nine months ended March 31, 2003 as compared to $302,217 for the nine months ended March 31, 2002, as a result of student inactivity.

Interest Income

      Interest income was $9,511 for the nine months ended March 31, 2003 as compared to $29,154 for the nine months ended March 31, 2002, a decrease of $19,643 due to the fact that cash was transferred to our wireless segment. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended March 31, 2003 compared to Nine Months Ended March 31, 2002

Wireless and Web Solutions Segment

         For the nine months ended March 31, 2003 and 2002, we had net revenues of $356,956 and $88,668, respectively, which consisted of the following:

         Equipment Sales ........................   $182,566   $  6,488
         Wireless Solutions and Web Services ....    150,873     82,180
         Other ..................................     23,517          -
                                                    --------   --------
                                                    $356,956   $ 88,668
                                                    ========   ========

         For the nine months ended March 31, 2003 and 2002, we incurred cost of sales related to the sale of equipment of $155,301 and $6,363, respectively.

         For the nine months ended March 31, 2003 and 2002, we incurred research and development expenses from the development of our new products of $41,493 and $0, respectively.

         For the nine months ended March 31, 2003, selling and promotion expenses amounted to $206,205, which included $16,021 in commission expense, $5,362 in advertising expense, $97,427 of trade show expense, printing and reproduction expense of $25,642, travel expenses of $31,125, and licensing fees of $30,628. For the nine months ended March 31, 2002, selling and promotion expenses amounted to $55,805, which included $40,015 in commission expense.

         For the nine months ended March 31, 2003, we incurred $841,684 of general and administrative expenses, which included salaries expense of $449,837, consulting expense of $76,895, computer and internet related expenses of $12,226, rent expense of $31,967, professional fees of $46,221 and other expenses. For the nine months ended March 31, 2002, we incurred $168,227 of general and administrative expenses, which included salaries of $49,385, consulting expense of $6.545, computer and internet related expenses of $7,892, rent expense of $4,196, licensing fees of $68,062 and other expenses. For the nine months ended March 31, 2003, salaries were $449,837 for the nine months ended March 31, 2003 as compared to $49,385 for the nine months ended March 31, 2002. This reflected a growth in the number of employees during the nine months ended March 31, 2003 as a result of the growth that we are experiencing and new development projects as well as the allocation of administrative and executive salaries to our wireless segment. Additionally, since we began our wireless segment in November 2001, amounts for the nine months ended March 31, 2002 do not reflect the entire period. We increased our technical staff to develop our wireless technologies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended March 31, 2003 compared to Nine Months Ended March 31, 2002

Wireless and Web Solutions Segment (Continued)

         For the nine months ended March 31, 2003 and 2002, interest income was $6,965 and $2,221, respectively. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

Overall Consolidated Results

Income Taxes

         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of March 31, 2003, we did not record a valuation allowance on the deferred tax assets because we believe that we will realize these benefits "more likely than not". The Company expects the wireless segment to begin to generate profits. The Company will continue to evaluate their performance and should projected operating profits not occur, then an allowance will be established. The deferred tax asset was reported in the accompanying balance sheet at March 31, 2003 and June 30, 2002. We were able to utilize previous year's net operating losses to offset our income in fiscal year 2001. Accordingly, for the nine months ended March 31, 2003 and 2002, we recorded an income tax benefit (expense) of $262,944 and $(877), respectively.

Net income (loss)

         As a result of the foregoing factors, we recognized a net loss of $(461,670) or $(.05) per share on a consolidated basis for the nine months ended March 31, 2003 as compared to net income of $75,958 or $.01 per share for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, we had $1,048,810 in cash and equivalents on hand to meet our obligations.

         During the nine months ended March 31, 2003, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

         Net cash used in operations was $418,148 for the nine months ended March 31, 2003 as compared to net cash used in operations of $182,905 for the nine months ended March 31, 2002. We used additional cash funds for salaries and expenses related to the development of our wireless security products and a significant decrease in revenues. We feel that with expected positive cash flow, our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash used in investing activities for the nine months ended March 31, 2003 was $62,893 as compared to $25,394 for the nine months ended March 31, 2002 and related to the acquisition of property and equipment. During the nine months ended March 31, 2003, we acquired computer equipment to be used in the development of our wireless solutions.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2002 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

         We recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study. For example, if a student completes three out of his nine required courses, the Company will recognize 33% of the tuition regardless of the amount of time that the student has taken to fulfill these requirements. Tuition refunds are based on the date that the student cancels and the policy is as follows: If the student withdraws within 5 calendar days after midnight of the day the student signs the Enrollment Agreement (Full Refund Period) the student will receive a full refund with no further obligation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

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

         Percentage of Course Completed      Amount of Tuition Obligated
         ------------------------------      ---------------------------
              10% of less                         10% of tuition
              Between 11% - 25%                   25% of tuition
              Between 26% - 50%                   50% of tuition
              Over 50%                            Obligated for full tuition.

When a student withdraws, the Company writes off the remaining tuition receivable balance against the remaining unearned revenue balance and records a net increase or decrease to net revenues and did not have a material effect on the Company's consolidated results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard had no impact on our financial position of results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002, and is reflected herein.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. . The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 7, 2003, the Company granted options to purchase 10,000 shares of common stock to an employee of the Company. The options are exercisable at $1.55 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

         On January 7, 2003, the Company granted options to purchase 40,000 shares of common stock to consultants for serviced rendered and to be rendered through December 2003. The options expire on January 7, 2013 and are exercisable at $1.55 per share, which was the fair market value of the common stock at the grant date. These options were valued using the Black-Scholes pricing method at a fair value of $1.30 per option. Accordingly, the Company recorded consulting expense of $13,000 and deferred compensation of $39,000 that will be amortized over the service period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         99.1 - Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         99.2 - Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         On January 2, 2003, we filed an 8-K that disclosed our name change.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        CENUCO, INC. AND SUBSIDIARIES
                                        (Formerly Virtual Academics.com, Inc.)


         Dated: May 15, 2003            By: /s/ Steven Bettinger
                                        -------------------------------
                                        Steven Bettinger, President and
                                        Chief Executive Officer

         Dated: May 15, 2003            By: /s/ Robert Bettinger
                                        ---------------------------------
                                        Robert Bettinger, Chairman of the
                                        Board, Treasurer, Principal
                                        Financial and Accounting Officer

CERTIFICATIONS

I, Steven Bettinger, the Chief Executive Officer of Cenuco, Inc., certify that:

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

Date: May 15, 2003                      /s/ Steven Bettinger
                                        --------------------
                                        Steven Bettinger,
                                        Chief Executive Officer

CERTIFICATIONS

I, Robert Bettinger, Principal Financial and Accounting Officer of Cenuco, Inc. certify that:

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

Date: May 15, 2003                      /s/ Robert Bettinger
                                        --------------------
                                        Robert Bettinger, Principal Financial
                                        and Accounting Officer