Form 10KSB
period 2003-06-30
CENUCO INC
filed 2003-09-30
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

                        Commission file number 033-25900

                                  Cenuco, Inc.
                     (Formerly Virtual Academics.com, Inc.)
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                               Delaware 75-2228820
               --------------------------------------------------
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

             6421 Congress Ave, Suite 201, Boca Raton, Florida 33487
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (561) 994-4446
                           ---------------------------
                           (Issuer's Telephone Number)

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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,577,479

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $2,846,497 based on a price of $1.15 per share as of September 17, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 20, 2003, the Registrant had 8,981,061 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I........................................................................1

    Item 1.  Description of Business..........................................1

    Item 2.  Description of Property.........................................17

    Item 3.  Legal Proceedings...............................................17

    Item 4.  Submission of Matters to a Vote of Security Holders.............17

PART II......................................................................18

    Item 5.  Market for Common Equity and Related Stockholder Matters........18

    Item 6.  Management's Discussion and Analysis or Plan of Operation.......19

    Item 7.  Financial Statements............................................27

    Item 8.  Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure .......................................27

PART III.....................................................................28

    Item 9.  Management......................................................28

    Item 10. Executive Compensation..........................................29

    Item 11. Security Ownership of Certain Beneficial Owners and Management..31

    Item 12. Certain Relationships and Related Transactions..................32

    Item 13. Exhibits and Reports on Form 8-K................................32

    Item 14. Principal Accountant Fees and Services .........................33

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

Currently, Cenuco, Inc., (a Delaware corporation) and Subsidiaries (the "Company") is engaged in two different business segments:

Through our subsidiaries, we are engaged in the online distance learning industry with a focus on the international, mid-career adult and corporate training markets. Our management has been engaged in this business since 1993, through various predecessor entities (the "Predecessors"). We own and operate an online distance learning university and nutrition academy that offers licensed certificate and degree programs in a variety of concentrations to students in over 80 countries worldwide. We are licensed by the State Education Departments of the States of Alabama and Florida, respectively, and recognized by the provincially run education agencies of China. In addition to online training, we develop wireless applications for schools and enterprise companies. The Company's international educational portal is located at www.barrington.edu.

Additionally, the Company has established a technology subsidiary called Cenuco, Inc., a Florida corporation ("Cenuco"). Cenuco is a wholly-owned subsidiary that develops wireless e-learning platform and technologies in the academic, consumer and corporate marketplaces. We are also engaged in the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services, though our subsidiary.

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

DISTANCE LEARNING SEGMENT

STRATEGY

Key components of our strategy include:

Marketing Relationships with Business Entities. We have realized revenues from continuing marketing relationships with businesses, including fortune 500 companies that reimburse employees to take educational courses. These employees represent a small part of our current student population; however, we expect it to be a growing part of the student population in the future.

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

         -  Workplace and consumer training and

         -  Degree-granting colleges and universities ("Higher Education").

We operate in the Higher Education and workplace and consumer training segments. The U.S. Department of Education estimated that adults over 24 years of age comprised approximately 6.1 million, or 39.3%, of the 15.5 million students enrolled in Higher Education programs in 1998. Currently, the U.S. Bureau of Census estimates that approximately 76% of students, over the age of 24, work while attending school. The Department of Education estimates that by the year 2003, the number of adult students over the age of 24 will remain approximately the same at 6.1 million, or 40.1%, of the 15.2 million students projected to be enrolled in Higher Education programs. The Department of Education is also projecting a 20% median increase in adult enrollment in degree-granting institutions through 2011. Additionally the DOE is projecting an 18% overall increase in Bachelor's Degrees conferred by 2010. In concert with these statistics, the Department of Education recently stated that one third of all adults participate in some type of continuing education. In a survey conducted by DOE, 23% of adult students stated their continuing education was work related, and 23% stated it was for personal development. A full 52% of Adult Education students had some college credits, an associate's degree, or a vocational or technical diploma. These statistics point to a growing market of mid-career adults who are looking to continue or complete a degree program.

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

OUR DISTANCE LEARNING ENTITIES AND AFFILIATIONS

         We own and operate the following educational entities:

         o Barrington University - Founded in 1993, Barrington is licensed by the State of Alabama Department of Education and offers Bachelor and Master degrees via the traditional and wireless Internet.

         o Academy of Health Science and Nutrition- Founded in 2001, the Academy is licensed by the State of Florida Department of Education and offers certificate training in nutrition awareness via the traditional and wireless internet. The academy mission is to educate people in attaining optimum health through courses that offer a clinical approach to nutrition, providing students with a strong foundation in human health, as well as emotional health and well being. However, the Academy is still in the development stage and has not generated any revenue.

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

TEACHING MODEL

         The Company's teaching structure has the following major characteristics:

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

Low Attrition Rate. Our schools currently have less than a 15% student dropout rate, compared to a rate of more than 35% at traditional universities. We feel that our customer service and our targeted client, the mid-career adult, are the reasons for this success.

Academic Quality. Any student having earned a high school diploma, General Equivalency Diploma ("GED") or international equivalent may apply to earn any of our certificates or enter into a bachelor's degree program. Any student having earned a Bachelor's degree or international equivalent, or registered in one of our universities to earn their Bachelors' degree may apply to enter into any of our master's degree program.

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

CUSTOMERS

Our customers consist of working adult students, colleges and universities, governmental agencies and employers. The following is an approximate breakdown of students by the level of program they are seeking, as of September 12, 2003:

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

MARKETING

We adhere to a multi-faceted marketing platform in attracting new clients, including:

         - traditional, offline advertising - strategic ads in key demographic publications, including USA Today, and Black Enterprise;

         - weekly bulk e-mail updates, informing both current and future clients and students about the latest developments;

         - in-house administrators, periodically calling prospective clients to answer questions about the programs and products;

         - a international network of academic recruiters - currently, working agreements with representatives worldwide;

         - Marketing relationships with businesses which reimburse employees to take educational courses including several fortune 500 companies;

         - Website optimization through our proprietary search engine ranking techniques and applications.

Academic Web Properties:

In addition to www.cenuco.com, a Web site dedicated to the representation of all of the Company's products, services, partners and alliances that provide corporate training and degree-granting programs, the Company owns and/or operates several other educational Websites. A sample of our academic websites follows:

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

The Federation of Christian Ministries (FCM) has partnered with Barrington to bring educational courses to the Christian communities throughout the world www.globalministriesuniversity.org.

COMPETITION

General. The market for online distance learning services is intensely competitive, rapidly evolving and subject to rapid technological change as the market is characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We expect competition not only to persist, but also to increase. Increased competition may result in course price reductions, reduced margins and loss of market share. Competitors fall into several categories, including other online distance learning providers, traditional "snail mail" correspondence courses and traditional universities and colleges expanding their course offerings online. Several current and potential competitors have longer operating histories, larger established student bases, greater name recognition, longer relationships with students and the public and significantly greater financial, technical, marketing and public relations' resources. Some entities, which compete directly with us and are similar in business models, include the Apollo Group, which owns and operates the University of Phoenix. For its year ending August 2002, the Apollo Group reported sales over $1 billion. Apollo is the largest participant in this industry. Our distance learning unit is able to compete due to its platforms ease of use for users and focus on international students.

The following are some of the organizations that have certain similarities to the Company:

Cardean University - Cardean, the online university of Unext, provides continuing education and degree programs based on curricula and input from leading academic institutions and experts worldwide. The vast majority of the coursework is business related and English focused.

Jones International University - A veteran of the e-learning movement, Jones shows considerable strength in developing new programs and degrees but has only recently began a Spanish version of their programs and does not have the strength internationally that the Company possesses.

Apollo Group/University of Phoenix - offers Distance Learning initiatives and boasts the highest enrollment of any online university. With a strong parent entity in Apollo Group, the company is the leader domestically (130,000 + students) but has a limited international presence.

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

Overview

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

Our wireless solutions segment, with its core proprietary (patent pending) technology, addresses one primary market; security and surveillance. The wireless segment offers software solutions but can also bundle hardware that will allow real-time mobile access to mission-critical data and live video from any Internet enabled personal digital assistant (PDA) or cellular phone, from anywhere on the globe.

Our wireless video monitoring solutions allows users to view real-time streaming video of security cameras at their home or place of business from anywhere they receive a cellular connection, regardless of the carrier or user's location. Our systems are also delivered with a password protected PC desktop client, which allows for single click access to any remote camera, ability to communicate with us(via Internet link), manage user accounts, and review archival video. This total package of services and technology is currently unique in the marketplace.

Within this segment, we consider ourself a software development company, offering vertical integrators extensibility upon their existing product lines. By adding our technologies, integrators can take their LAN or Coaxial systems mobile. We have distinguished ourself with this technological breakthrough, as we believe that we are the only company offering this type of fully military-grade, encrypted solution.

We also offers a solution to American Insurance Group (NYSE: AIG) for their training and data access. Our Real Estate Pipeline application is contracted to more than 50,000 Realtors in Florida and New Jersey to access MLS listings by wireless means, which include photos and other data via an Internet enabled handheld device.

We are now focused on the fast-growing security, surveillance and Homeland Security markets. Our monitoring products have been listed on General Services Administration (GSA) under contract number GS-04F-0025N. The General Services Administration (GSA) coordinates all of the pricing for any product or service sold to the Federal government (and in the case of Homeland Security, some state and local governmental procurement as well). By having a GSA contract schedule number, we have met the GSA's requirements from corporate stability, product offering, and pricing standpoints, to sell and service all potential Federal customers. Currently our offerings are the only mobile video monitoring technology solutions currently available via the GSA.

Additionally, we have partnered and contracted with several expert security and distribution firms including:

The Company has also partnered with certain fortune 500 technology companies, manufacturers and distributors.

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

Our revenues are expected to be based upon product sales, subscriptions, and custom wireless solutions. Our revenues are dependent on the volume of sales from the products we provide.

Revenues from sales are recognized in the period in which sales are made. Our gross profit margin will be determined in part by our ability to estimate and control direct costs of production and shipping and our ability to incorporate such costs in the price charged to our distributors.

Technology Overview and Discussion

Security and surveillance is the focus of our Cenuco organization. With a product offering of software and hardware bundles that we sell or license to consumers and businesses. Cenuco is the only provider of security and surveillance streaming-video monitoring via Internet enabled wireless PDAs or cellular phones using a wide area network (WAN) and several other connection protocols, including 802.11, GPRS, GSM, CDMA, and Satellite connections. The technology is neither carrier nor device specific and is scalable to many different formats and protocols, while retaining the capability of integrating with most standard security systems.

Our wireless solutions use a hybrid of MPEG-4 technology, encapsulating 192-bit, triple des (256-bit still in beta testing phase) encryption with MAC address verification of live streaming video, projected over wide area networks (WAN) via a cellular carriers' network to most Internet enabled wireless handheld devices and cellular phones. Presently, we can provide 10 frames per second of MPEG-4 streaming video via cellular connection. We also have products that work over 802.11 protocols for local area networks (LAN).

The Cenuco technology portfolio includes its own Digital Video Server (DVS) with selected digital video recorder (DVR) components and remote wireless functions that include:

         o  120 FPS recording over each platform
         o 192 Bit, triple des Encryption algorithm with MAC address verification
         o  Multi protocol wireless integration
         o  Continuous recording feed
         o  MPEG-4 compression
         o  Standard modem and Network Interface Card
         o  CD-rewrite
         o  Multi-viewing capability (multiple users, multiple locations)
         o  Remote playback functionality
         o  Remote pan-tilt-zoom (PTZ)

PRODUCTS

Our technological expertise resides in niche end-to-end wireless solutions for the integration and delivery of data over any Internet enabled device. We have developed a number of proprietary applications providing mobile video transmission connectivity on wireless handheld devices and cellular phones within specific market verticals and has filed two patents (software and process) relating to this technology. Below is a sampling of some mobile solutions and ancillary services already developed and implemented.

      o  The Cenuco Mobile Manager Security Digital Video Recording System TM

         The Mobile Manager Security DVS system package, released in March 2003, allows for streaming security video in real-time over wireless handheld devices. This system integrates with existing systems and has digital video archiving features with date and time stamps included. This Cenuco product line targets larger corporations or businesses that require a dedicated system for their video surveillance storage needs. To date, we have not sold any Mobile Manager Security DVS system packages. In addition to the upfront hardware and software purchase price, the Company will receive annual service contracts generally from 8% to 10% of the initial sale.

      o  The Cenuco Mobile Video Monitor Server TM

         This is the sister product to our Mobile Manager Security DVS system. Cenuco does not want to compete with DVR companies like Sensormatic, GE, Securitas, Panasonic, etc. Rather, we envision partnering with these companies to integrate our wireless device video transmission technologies into their product lines via software license and Cenuco's SDK developer's toolkit. However, as an initial first step, the Cenuco Mobile Video Monitor Server is simply 4-16 camera port encoder and transmitter, taking any existing DVR's video feeds and making them viewable via wireless handheld or cellular phones. Installation takes less than an hour, and basically entails taking any DVR system's video outputs and connecting them into the complementary port on the Cenuco device. There is a tremendous amount of interest in this product, as it takes any existing CCTV installation and makes it mobile, without any re-engineering, re-wiring, or system rebuilding. We currently have this system installed at the University of Miami, and are piloting with Miami Dade Transit, GE Interlogix (healthcare division), New York Stock Exchange, MGM Grand Hotel and Casino, and EDS. We have arranged for leasing availability on this system line with a major national leasing group. At present, we are training the top 15 independently owned security integrators in the U.S., on the sale, installation, and service of this product. SafirRosetti also has been an integral part in the functionality specifications design, sales and marketing of the Mobile Video Manager Server system to its Fortune 500 client base. Additionally, Cenuco has a GSA version of the Mobile Video Manager Server specifically designed for Homeland Security usage. We have already been in conversations with the U.S. Department of Commerce, the Transportation Security Administration, as well as the technology directorate within the Department of Homeland Security. As previously mentioned this solution is the only offering of its type on the GSA schedule. Since launching the GSA product version in mid June of 2003, we have received dozens of direct Request for Proposals and Request for Quotes from multiple federal agencies. Our monitoring products have been listed on General Services Administration (GSA) under contract number GS-04F-0025N. The General Services Administration (GSA) coordinates all of the pricing for any product or service sold to the Federal government (and in the case of Homeland Security, some state and local governmental procurement as well). By having a GSA contract schedule number, Cenuco has met the GSA's requirements from corporate stability, product offering, and pricing standpoints, to sell and service all potential Federal customers. Currently Cenuco's offerings are the only mobile video monitoring technology solutions currently available via the GSA. To date, we have not generated revenue from this product.

      o  The MommyTrack TM

         The Mommy Track system, released in June of 2003, is a plug and play retail sellable (shrink-wrap) system. This product enables parents, grandparents or other family members to view their children and/or their homes in a real-time video stream over their Internet enabled wireless cell phone/handheld device or computer from anywhere in the world. Currently, the product comes in two formats, which include a color camera, a wireless base station, and software, and is wholesale priced at volume accordingly at $299 (MSRP is $499). In addition, the Company charges a service fee of $19.95 per month, which includes 48-hours of offsite archiving, 24/7 wireless Gateway access, 24/7 instant email support and software upgrades. The maintenance contracts run for one year and automatically renew unless cancelled by the customers. Cenuco offers extended monthly archiving of video for an additional fee. The Company is currently in discussions with two of the largest home security monitoring companies regarding offering or integrating our technology within their existing customer base. Net revenues from our Mommy Track product amounted to approximately $23,000 and $0 for the years ended June 30, 2003 and 2002, respectively.

      o  The Cenuco Mobile Video Monitor TM

         The Cenuco Mobile Video Monitor system, to be released in December of 2003, is a plug and play small business version of MommyTrack. This product enables small business owners to view their stores, restaurants, warehouses, etc. in a real-time video stream over their Internet enabled wireless handheld / cellular device or computer from anywhere in the world. This product is the same core technology as Mommy Track but with a different skin for a different application. By utilizing the same product in different segmented verticals, we can further expand our potential and profitability. The product will be sold on a two-year maintenance contract, under a direct sale or lease agreement which we have arranged with a national leasing service company. Under leasing, Cenuco will be paid the entire two-year service amount and product purchase price, upfront. We intend to pay out our various commissions to resellers and integrators on a quarterly basis, allowing us to accrue some interest on the cash float this scenario would create. Mobile Video Monitor will be sold through LCA, Cellstar, Barrett Xplore, SafirRosetti, SecurityOne, PEI, catalogs and others. Additionally, we are in discussions with TYCO Fire and Security regarding a possible integration or private label situation within their ADT residential products. It is important to note that California recently passed a new law (not yet implemented) requiring video verification of a break-in prior to a police officer being dispatched to the location. This will effect both commercial and home security implementations. ADT has told us that this is the only solution they have seen which would meet this requirement. To date, we have not generated revenues from this product.

      o  Custom on-line Training and Education Course Development

         As mentioned, Cenuco's educational subsidiary can develop custom training and education courses through our existing development and delivery systems. Although not a primary business, many clients with specialty installations of our security products have begun to request broad-based training for their large community of end-users. Cenuco considers this service as incremental revenue. Net revenues from our on-line training and education course development was not material.

      o  AIG Environmental Institute TM

         The AIG Environmental Institute (TM) is a platform providing training and relevant market information to remote users within the AIG family. This system was built under contract for American Insurance Group
         (AIG). There are currently 300 AIG brokers and agents using the platform, of which a small percentage access it via an Internet enabled PDA or cellular phone. Additionally, AIG offers this platform to third party professional support personnel (lawyers, brokers, etc.) For its services, Cenuco receives a monthly retainer and charges an annual activation fee for every user. Net revenues from AIG amounted to approximately $93,000 and $98,000 for the years ended June 30, 2003 and 2002, respectively.

      o  The Real Estate Pipeline TM

         The Real Estate Pipeline(TM) was developed in association with 16 MLS groups in the State of Florida and New Jersey, which represent over 50,000 individual brokers and agents. Similar to the platform developed for AIG, the Real Estate Pipeline allows real estate brokers access to MLS listings through their PDA or cellular phone. Cenuco receives monthly retainers and activation fees for its service. The Company expects to dominate the entire Florida market by the end of 2003 and intends to expand its associations with other MLS groups in other states including North Carolina, Rhode Island, California, New York and Nevada. Net revenues from our Real Estate Pipeline product amounted to approximately $70,424 and $13,453

      o  Traditional and Wireless Internet Hosting

         Building a presence on the Wireless Web will enable your business to reach and market hundreds of millions of consumers. A wireless-website allows businesses to harness the power of the wireless Internet and to reach unlimited customers anytime, from anywhere. It is the most powerful tool that takes minimal expense to create and maintain. Imagine, all the people using wireless devices having the ability to find the right business, secure information, and then make purchases (m-commerce) from their wireless devices. In addition, we offer traditional web hosting to our clients. Net revenue from our hosting services was not material.

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

We utilize the Internet as an inexpensive and efficient method reach prospective wireless solutions customers and increase the Company's distribution channels. We have developed our website to draw attention to the various products the Company sells. Product information, testimonials, and media clips of the products from news sources like The Wall Street Journal, Fox News, NBC News, ABC News, Entrepreneur Magazine and others, are available on the site allowing prospective customers to learn more about the Company's wireless products and how to obtain them. The site also alerts customers to new products and news of existing ones.

Aside from its website, we have also developed literature featuring product information marketing literature, product packaging and sales kits to be used by retailers. We have also developed trial systems for the desktop client, which will allow potential customers to sample the remote viewing service offering on a desktop computer or compatible wireless device. This demonstration trial is licensed for seven days, creating a definitive timeline for the continuation of the sales process.

The company also intends on attending numerous tradeshows as both an exhibitor and attendee. Through our partnership with Nokia and Microsoft, we also have opportunities to reside within their "partner pavilions" at little cost, at some of the most major technology shows like Comdex, CES, CeBIT, and the Homeland Security Technology Forum.

We have also developed a comprehensive advertising and promotional program, which includes standard display advertising, 90-second infomercial, advitorial, radio spot, and co-operative marketing programs. We are in discussions with ClearChannel communications regarding on-air promotions in selected markets (product give-aways, at no cost for airtime). Additionally, we have partnered with ANSA products group, one of the largest high-end baby bottle manufacturers globally. Under this program, Cenuco's MommyTrack product information cards will be inserted into 2,000,000 bottles to be distributed by ANSA. These bottles have already started to appear in CVS, Walgreens, Eckards, Target, and numerous additional national chains.

Through our Public Relations programs, we have the ability to get the MommyTrack product featured on television via Oprah, Today, CNN, product placement within television programming, and general matter television news stories. Currently, we also have over 20 print journalists who want to review the MommyTrack product, so that publication dates will meet with the Christmas shopping cycle. Assuming all reviews occur, we will achieve over 20,000,000 impressions with consumers by combining the circulation of all interested publications.

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

We have partnered with several State Multiple Listing Service (MLS) organizations, representing nearly 45,000 realtors in Florida. As partners of organized real estate professional groups, the company subscribes to a strict code of ethics and has access to numerous services and programs. Educational programs and seminars help members gain new skills and professional designations. Regular meetings provide opportunities for networking. In addition to these programs, the associations offer its members a variety of business tools from the Multiple Listing Service, market statistics, and publications with current real estate information to training in cutting-edge technology. We have joined this organization to help in the development of the Real Estate Pipeline(TM) application. We currently have agreements with 16 MLS organizations in the States of Florida and New Jersey to access property information.

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

The principal competitive factors for the industry are brand recognition, ease of use, comprehensiveness of product offerings, customization to the consumer, quality and focused value-added services. To our knowledge, there is currently no other supplier of wireless video monitoring services in the market today covering both 802.11 and cellular connectivity, combined with our military-grade, dual compressed encryption systems with MAC address verification of wireless clients; therefore, our offerings extend the market to a new dimension of "true mobility".

The few companies that claim to offer remote monitoring access via a handheld device currently use JPEG Push. The technology format used is JPEG still images, which are pushed to an Internet enabled handheld device via only 802.11 protocols at a limited frame rate. Note, this type of technology is not a streaming video format. It also requires the user to be "on-premises" for connectivity. The moment the user leaves the facility, connectivity is lost. The user is actually sent still images at a giving a very limited illusion of video streaming. The predominant drawback to JPEG push is that only a certain amount of still images can be sent at one time, ultimately leading to a refresh rate, or lapses in viewing and poor video quality. During this refresh, an expanded amount of viewing time will be lost. Moreover, all current wireless solutions are based on 802.11b or other RF wireless local area network (WLAN) technology. Cenuco's technology allows for true full-motion MPEG video, delivered to handheld clients via 802.11x as well as CDMA, GSM, and SATCOM protocols. This means the user can be literally anywhere in the world and still be connected to the "on-premises" location.

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

EMPLOYEES

As of September 15, 2003, we had approximately 15 full-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppages and generally believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 6421 Congress Avenue, Suite 201, Boca Raton, Florida. This facility consists of approximately 6,200 square feet of office space, leased from a non-affiliated third party at an annual rent of approximately $78,000. The leases expire in July 2005.

The headquarters of our subsidiary, Barrington University, are located at 801 Executive Park Dr., Mobile, Alabama. This facility consists of approximately 1,500 square feet of office space, leased from a non-affiliated third party at an annual rate of approximately $11,000. The lease expires in April 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since January 4, 2000 until December 17, 2002, our common stock had been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "VADC.OB". On December 17, 2002, the Company changed its symbol to "CNUO.OB". The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions.

                                              High ($)      Low ($)
                                              --------     -------
Fiscal 2003
First Quarter  (7/1/02-9/30/02)                  0.71         0.42
Second Quarter (10/01/02-12/31/02)               2.02         0.45
Third Quarter  (1/01/03-3/31/03)                 1.90         0.85
Fourth Quarter (4/01/03-6/30/03)                 1.64         0.82

Fiscal 2002
First Quarter  (7/1/01-9/30/01)                  2.70         0.85
Second Quarter (10/01/01-12/31/01)               0.94         0.35
Third Quarter  (1/01/02-3/31/02)                 0.76         0.35
Fourth Quarter (4/01/02-6/30/02)                 0.77         0.32

As of September 15, 2003, there were approximately 950 record owners of our common stock.

To date, we have not paid any cash dividends on our Common Stock and have no intention of paying dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and financial condition and other relevant factors. Our ability to pay dividends in the future may also be dependent upon relevant provisions of Delaware corporate law.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

      - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
      - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
      - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
      - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
      -  The wholesale dumping of the same securities by promoters and broker
      - dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

FUTURE SALES OF LARGE AMOUNTS OF COMMON STOCK COULD ADVERSELY EFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE CAPITAL.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of future option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The change in name signifies the focus on our development of wireless applications, while maintaining our market presence in the distance-learning sector. We will continue to expand our online distance- learning programs, including the AIG Environmental Institute, the Innovation Institute, Barrington University and the Academy of Health Science and Nutrition.

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

We operate in two reportable business segments - (1) the online distance learning industry, and (2) the development and sales of wireless solutions and web services. The latter segment includes development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and are discussed separately below.

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

YEAR ENDED JUNE 30, 2003 COMPARED TO THE YEAR ENDED JUNE 30, 2002

CONSOLIDATED RESULTS

The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results is follows and is discussed by segment.

Revenues

For fiscal 2003, we had a 49% decrease in earned revenues to $1,577,479 from $3,099,498 for fiscal 2002.

Cost of Equipment Sales

For the year ended June 30, 2003 and 2002, we incurred cost of sales related to the sale of equipment of $157,656 and $67,835, respectively.

Instruction and Educational Support

Instruction and educational support expenses related to our online distant-learning segment. For the year ended June 30 2003, instructional and educational support expenses decreased by 63% to $99,956 or 8.5% of net revenues as compared to $272,729 or 9.4% of net revenues for the year ended June 30, 2002.

Selling and Promotion

Selling and promotion expense consists primarily of recruiting fees, advertising, trade show expense, and travel. For the year ended June 30, 2003, selling and promotion expenses decreased by 25.7% to $353,403 or 22.4% of net revenues as compared to $475,758 or 15.4% of net revenues for the year ended June 30, 2002.

General and Administrative Expenses

General and administrative expenses, which includes salaries, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $2,056,669 for the year ended June 30, 2003 as compared to $2,478,582 for the year ended June 30, 2002. This amounted to 130.4% of net revenues for the year ended June 30, 2003 as compared to 80% for the year ended June 30, 2002.

Interest Income

Interest income was $18,921 for the year ended June 30, 2003 as compared to $31,875 for the year ended June 30, 2002, a decrease of $25,274

Income Taxes

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of June 30, 2002, we did not record a valuation allowance on the deferred tax assets because the Company's ability to realize these benefits was "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at June 30, 2002. As of June 30, 2003, the net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $950,000 expires beginning in 2017. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). In connection with the recording of a valuation allowance on our deferred tax asset, we recorded deferred tax expense of $153,156.

YEAR ENDED JUNE 30, 2003 COMPARED TO THE YEAR ENDED JUNE 30, 2002

Online Distance Learning Segment

Revenues

For fiscal 2003, we had a 59% decrease in earned revenues to $1,181,718 from $2,889,579 for fiscal 2002. The decrease in revenues is due primarily to a decrease in the number of students that have registered for our programs. We have decreased our marketing efforts and have been focusing on our wireless segment. Additionally, our students completed their courses at a slower rate than expected. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. During the year ended June 30, 2003, we experienced a general slowdown in course completion by our students, which had an adverse effect on our revenue. We have recently increased our marketing efforts and expect student enrollment to increase in the second quarter of fiscal 2004.

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

         Percentage of Course Completed     Amount of Tuition Obligated
         ------------------------------     ---------------------------
               10% of less                        10% of tuition
               Between 11% - 25%                  25% of tuition
               Between 26% - 50%                  50% of tuition
               Over 50%.                          Obligated for full tuition.

When a student withdraws, we write off the remaining tuition receivable balance against the remaining unearned revenue balance and recorded a net increase or decrease to net revenues. The effect on net revenues was approximately a decrease of $70,000 for the year ended June 30, 2003.

Expenses

Instruction and Educational Support

Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as course development fees, credit card fees, computer related expenses, and printing fees. For the year ended June 30 2003, instructional and educational support expenses decreased by 63% to $99,956 or 8.5% of net revenues as compared to $272,729 or 9.4% of net revenues for the year ended June 30, 2002. The decrease in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we have enrolled fewer students in the current period and we are able to purchase text books from a new supplier at reduced prices. Accordingly, student supply expense was $42,835 or 3.6% of revenues for the year ended June 30, 2003 as compared to $139,692 or 4.8% of revenue for the year ended June 30, 2002. Printing and reproduction costs decreased to $18,271 for the year ended June 30, 2003 as compared to $28,896 for the year ended June 30, 2002. Computer and internet expenses decreased to $8,879 for the year ended June 30, 2003 as compared to $61,836 for the year ended June 30, 2002 due to a decreased need for development and maintenance of our websites related to our online university.

Additionally, we incurred costs associated with course development for the year ended June 30, 2003 of $11,592 as compared to $12,260 for the year ended June 30, 2002.

Selling and Promotion

Selling and promotion expense consists primarily of recruiting fees, advertising and travel. For the year ended June 30, 2003, selling and promotion expenses decreased by 62.7% to $137,224 or 11.6% of net revenues as compared to $367,800 or 12.7% of net revenues for the year ended June 30, 2002. The decrease in selling and promotion expenses is attributable to the shift in our selling and promotion efforts to our wireless solutions segment. For the year ended June 30. 2003, advertising expense amounted to $97,977 as compared to $126,893 for the year ended June 30, 2002. Additionally, our recruiting fees decreased to $28,186 for year ended June 30, 2003 from $209,106 for the year ended June 30, 2002. The decrease is attributable to our decreased use of recruiters to obtain students and a general slow-down in new students. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to increase through the end of fiscal 2004.

General and Administrative Expenses

General and administrative expenses, which includes salaries, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $941,729 for the year ended June 30, 2003 as compared to $2,110,141 for the year ended June 30, 2002. This amounted to 79.7% of net revenues for the year ended June 30, 2003 as compared to 73% for the year ended June 30, 2002. The decrease was primarily due to the following factors:

The cost of professional fees decreased to $69,747 for the year ended June 30, 2003 as compared to $294,797 for the year ended June 30, 2002. During the year ended June 30, 2002, we incurred additional costs associated with the filing of a registration statement with the Securities and Exchange Commission and incurred legal expenses in connection with the dismissal of a lawsuit. For the year ended June 30, 2003, salaries were $239,134 as compared to salaries of $665,893 for the year ended June 30, 2002. The decrease in salaries was attributable to the allocation of administrative and executive salaries to our wireless segment, where we have concentrated a significant part of our resources and efforts. Additionally, we experienced a decrease in postage and delivery, telephone expenses, rent, payroll taxes, and office expenses due to a decrease in student activity and increased allocations of our overhead expenses to our wireless segment. We incurred bad debt expense of $161,435 for the year ended June 30, 2003 as compared to $514,933 for the year ended June 30, 2002, resulting from student inactivity.

Interest Income

Interest income was $9,632 for the year ended June 30, 2003 as compared to $34,906 for the year ended June 30, 2002, a decrease of $25,274 due to the fact that cash was transferred to our wireless segment. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

Wireless and Web Solutions Segment

For the year ended June 30, 2003 and 2002, we had net revenues of $395,761 and $209,919, respectively, which consisted of the following:

                                                    Fiscal 2003    Fiscal 2002
                                                    -----------    -----------
         Equipment Sales ......................       $191,786       $ 70,353
         Wireless Solutions and Web Services ..        179,563        137,751
         Other ................................         24,412          1,815
                                                      --------       --------
                                                      $395,761       $209,919
                                                      ========       ========

For the year ended June 30, 2003 and 2002, we incurred cost of sales related to the sale of equipment of $157,656 and $67,835, respectively.

For the year ended June 30, 2003 and 2002, we incurred research and development expenses from the development of our new products of $64,742 and $0, respectively.

For the year ended June 30, 2003, selling and promotion expenses amounted to $216,179, which included $27,132 in commission expense, $5,721 in advertising expense, $99,570 of trade show expense, printing and reproduction expense of $31,146, travel expenses of $52,610. For the year ended June 30, 2002, selling and promotion expenses amounted to $107,958, which included $77,019 in commission expense, advertising expense of $17,747, printing and reproduction expense of $6,811, travel expenses of $6,381.

For the year ended June 30, 2003, we incurred $1,114,940 of general and administrative expenses, which included salaries expense of $578,899, consulting expense of $98,203, computer and internet related expenses of $33,038, rent expense of $42,772, professional fees of $58,207, postage and delivery of $36,862, payroll taxes of $39,327, and other operating expenses. For the year ended June, 2002, we incurred $368,441 of general and administrative expenses, which included salaries of $174,917, consulting expense of $4,800, computer and internet related expenses of $16,908, rent expense of $8,420, professional fees of $7,395, payroll taxes of $11,547, licensing fees of $78,272 and other expenses. For the year ended June 30, 2003, salaries were $578,899 as compared to $174,917 for the year ended June 30, 2002. This reflected a growth in the number of employees during the year ended June 30, 2003 as a result of the growth that we are experiencing and new development projects as well as the allocation of administrative and executive salaries to our wireless segment. Additionally, since we began our wireless segment in November 2001, amounts for the year ended June 30, 2002 do not reflect the entire period.

For the year ended June 30, 2003 and 2002, interest income was $9,289 and $4,446, respectively. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

Summary of Consolidated Results

Net income (loss)

As a result of the foregoing factors, we recognized a net loss of $(1,289,182) or $(.15) per common share on a consolidated basis for the year ended June 30, 2003 as compared to a net loss of $(124,179) or $(.01) per common share for the year ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had $996,702 in cash and equivalents on hand to meet our obligations.

During the year ended June 30, 2003, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

Net cash used in operations was $459,548 for the year ended June 30, 2003 as compared to net cash used in operations of $214,238 for the year ended June 30, 2002. We used additional cash funds for salaries and expenses related to the development of our wireless security products and a significant decrease in revenues. We feel that with expected positive cash flow, our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

Net cash used in investing activities for the year ended June 30, 2003 was $73,601 as compared to $31,117 for the year ended June 30, 2002 and related to the acquisition of property and equipment. During the year ended June 30, 2003, we acquired computer equipment to be used in the development of our wireless solutions.

We currently have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. We have adequate cash funds to meet our operating needs through fiscal 2004. However, if we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital- raising activities would be successful.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in this Annual Report on Form 10-KSB for the year ended June 30, 2003. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

         Percentage of Course Completed     Amount of Tuition Obligated
         ------------------------------     ---------------------------
                10% of less                      10% of tuition
                Between 11% - 25%                25% of tuition
                Between 26% - 50%                50% of tuition
                Over 50%...                      Obligated for full tuition.

When a student withdraws, we write off the remaining tuition receivable balance against the remaining unearned revenue balance and recorded a net increase or decrease to net revenues. The effect on net revenues was approximately a decrease of $70,000 for the year ended June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's consolidated financial condition or results of operations.

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

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the first quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Accounting Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following individuals comprise our management team:

Steven M. Bettinger, 32 years old, has served as our Chief Executive Officer, President and Director since 1999. Mr. Bettinger also founded Barrington University in 1993, and also and serves as an executive officer and director of Continuing Care.com, a Web portal developer for senior living and the senior service industry, Funturnet Inc., a children's educational software company, Plantation Financial Group, an investment banking firm located in South Florida and Centaur, a financial advisors organization to the E-learning market. Mr. Bettinger received his B.S. in Business Administration from Syracuse University. Steven Bettinger is Robert Bettinger's son.

Robert K. Bettinger, 66 years old, has served as the Chairman of our Board of Directors since 1993. Mr. Bettinger is also the President of Barrington University, our primary internet school. Mr. Bettinger was also the founder of Certified Tax Returns USA.com, and on-line tax preparation business which he operated from June 1998 until its sale of October 1999. Mr. Bettinger graduated with an education degree from Long Island University and attended Teacher's College at Columbia University. Mr. Bettinger was a teacher, counselor and administrator in the New York City public school system from 1960 to 1977. Robert Bettinger is Steve Bettinger's father.

Andrew Lockwood, 35 years old, has served as a director since April 2000. Since December 2002, Mr. Lockwood has been the principal owner of Black Acre Mortgage, Inc., a mortgage brokerage firm located in Plantation, Florida. Additionally, in 2002 Mr. Lockwood became a partner and owner in Plantation Financial Group, Inc., an investment banking firm located in South Florida. Prior to joining Plantation Financial Group, since September 2001, he had served as President of the Shochet division of BlueStone Capital Corp., a New York based investment broker and financial services firm that acquired certain assets of Shochet Securities, Inc. in August 2001. From April 2000 to August 2001, Mr. Lockwood has served as Executive Vice President--Business Development and General Counsel of Shochet Holding Corp., a publicly traded financial services company based in South Florida. From April 1999 to April 2000, Mr. Lockwood was employed as an attorney in the corporate and securities department of Atlas Pearlman, P.A., a law firm located in Fort Lauderdale, Florida. From 1996 to March 1999, Mr. Lockwood was employed as an attorney in the corporate securities department of Graubard, Mollen & Miller, a law firm located in New York City. Mr. Lockwood received his J.D. from St. John's University School of Law and his B.A. from Wesleyan University. Mr. Lockwood is a member in good standing of each of the New York and Florida Bar Associations.

Jack P. Phelan, 53 years old, has served as a director since March 2000. Since June 1998, Mr. Phelan served as President of Helios International Asset Management, a registered investment advisor located in Boca Raton, Florida. From January 1995 to June 1998, Mr. Phelan served as President of Nicholson/Kenny Capital Management, an investment management firm located in Boca Raton, Florida. Mr. Phelan is a member of the Association of Investment Management Research, the New York Society of Security Analysis, the Financial Analysts Society of South Florida, the International Society of Financial Analysts and the International Association for Financial Planning. Mr. Phelan is also a member of MENSA and the International Society of Philosophical Enquiry.

Jordan Serlin, 32 years old, became Chief Operating Officer in July of 2003. He served on the Cenuco Advisory Board since March of 2003. Most recently, Mr. Serlin served as CEO, Americas for United Kingdom based Tenestra, Ltd. Tenestra was a leading global developer of component hardware and software for digital and embedded wireless closed circuit television security surveillance systems. Clients and projects included: British Customs, BMW, Pepcor Intl., British Petroleum, and the United States Transportation and Security Administration. Mr. Serlin spearheaded the successful sale of Tenestra's core technologies to General Electric's security subsidiary in late 2002. Mr. Serlin previously served as the chief marketing executive for FortuneCity, an online services provider. He was part of the management team which took that firm to its $90 million IPO in 1998 on the German NeurMarkt. He currently serves on the advisory boards of Sessions.edu, the Calyx Group, and the Brainstorm Venture Group, and

Cualinet. He currently or previously served as a Director on the boards of :
LookNbuy, Qool.com, Electronic Hollywood, and Tenestra USA.

Robert Picow, 40 years old, has served as a director since July of 2003. In 1982, Mr. Picow founded Allied Distributors, a small electronics distributorship based in Philadelphia. In 1986, Allied Communications was formed and the company focused on cellular telephones and related products. Allied Communications became one of the leaders in this field and Mr. Picow served as C.E.O. until its merger 1n 1996 with Brightpoint, a publicly traded communications company. Mr. Picow served as Vice Chairman and a Director at Brightpoint until 1997. Robert served as a Director of S.B.A. Communications for a two-year term and is now a director of Streicher Mobile Fueling (fuel) and Fundamental Management Corporation a private fund management company. Mr. Picow also serves on the Board of Trustees of the Children's Place at Home Safe a Palm Beach based charity.

Directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors. The Board of Directors held 5 meetings during Fiscal 2002 and consented to approximately 5 corporate resolutions. We do not have an audit committee. The entire Board of Directors serves as the audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors. There are no other committees of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below sets forth information relating to the compensation we paid during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2003 and 2002 (the "Named Executive Officers").

                                      Annual Compensation                              Long-Term Compensation
                         --------------------------------------------------    ---------------------------------------
                                                                               Restricted    Securities
                                                               Other Annual      Stock       Underlying
 Name and Principal         Fiscal      Salary      Bonus      Compensation      Awards       Options      All Other
 Position                    Year         ($)        ($)            ($)            ($)         SAR (#)    Compensation
 ------------------------   ------     --------   ----------   ------------    ----------    ----------   ------------
 Steven M. Bettinger,        2003      $250,000   $82,000(1)    $     -        $42,000(2)     100,000         -0-
 President and Chief
 Executive Officer           2002      $239,615   $15,000(4)    $     -        $35,000(3)     100,000         -0-

 Robert K. Bettinger,
 Chairman of the Board       2003      $      -   $82,000(1)    $73,000(5)     $42,000(2)     100,000         -0-
 and Principal Accounting
 Officer                     2002      $      -   $15,000(4)    $57,600(5)     $35,000(3)     100,000         -0-

(1) Represents the issuance of 100,000 shares of common stock to Steven Bettinger and Robert Bettinger, respectively, at a fair market value of $0.82 on the date of issuance.
(2) Represents value of 100,000 stock options granted to Steven Bettinger and Robert Bettinger, respectively, at an exercise price of $.42.
(3) Represents value of 100,000 stock options granted to Steven Bettinger and Robert Bettinger at an exercise price of $.35.
(4) Represents the issuance of 42,857 shares of common stock to Steven Bettinger and Robert Bettinger, respectively, at a fair market value of $.35 on the date of issuance.
(5) Represents amounts paid to a consulting company majority-owned by our Chairman of the Board and Secretary, The consulting company that renders Internet consulting services to the Company

EMPLOYMENT AGREEMENTS

We were a party to an employment agreement with Steven M. Bettinger, our President and Chief Executive Officer, which was entered into December 1, 1999 for a term of two years. The employment agreement provided for an annual salary of $150,000, and a bonus determined in the sole discretion of our Board of Directors. Effective January 1, 2001, the Board of Directors approved a new two year employment agreement, which provides an increase in salary for Mr. Bettinger to $250,000 per year and a bonus to be determined in the sole discretion of our Board of Directors. In connection with the employment agreements mentioned herein, Mr. Steven M. Bettinger was granted options under the 2000 Plan to purchase an aggregate total of 400,000 (100,000 each year) shares of common stock in fiscal 2003, 2002, 2001 and fiscal 2000 at an exercise price equal to the fair value market value on the date of grant.

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

We were a party to an employment agreement with Robert K. Bettinger, our Chairman of the Board of Directors and Secretary, which was entered into December 1, 1999 for a period of two years. The employment agreement provided for an annual salary of $10,800 and a bonus determined in the sole discretion of our Board of Directors. Effective January 1, 2001, our Board of Directors approved a new two year employment agreement, which provides for an increase in salary for Robert Bettinger to $85,000 per year and a bonus to be determined in the sole discretion of the Company's Board of Directors. In connection with the employment agreements mentioned herein, Mr. Robert K. Bettinger was granted options under the 2000 Plan to purchase an aggregate total of 300,000 shares (100,000 each year) of common stock in fiscal 2002, 2001 and 2000 at an exercise price equal to the fair market value on the date of grant. The options vest 1/3 per year beginning one year from the date of grant. The employment agreement entitles Mr. Robert K. Bettinger to receive options to purchase 100,000 shares of our common stock each year of employment at fair value on the date of grant. The employment agreement provides for automatic 12-month renewals unless the employment agreement is terminated by us or Mr. Bettinger with 30 days prior written notice. In April 2002, the parties agreed to terminate the employment agreement in favor of a consulting relationship. Mr. Bettinger continues to serve as the Chairman of our Board of Directors. Additionally, the Company continues to grant to Mr. Bettinger options under the 2000 Plan to purchase a total of 100,000 shares of common stock in fiscal 2003 at an exercise price equal to the fair market value on the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of options made during Fiscal 2003 to the Named Executive Officers.

                                          % of Total
                    Number of Shares   Options Granted  Exercise or
                   Underlying Options  to Employees in  Base Price   Expiration
                      Granted (#)         Fiscal Year     ($/Sh)        Date
                   ------------------  ---------------  -----------  -----------

Steven M. Bettinger      100,000             40.0%         $0.42     August 2012
Robert K. Bettinger      100,000             40.0%         $0.42     August 2012

STOCK OPTIONS HELD AT END OF FISCAL 2003

The following table indicates the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of June 30, 2003.
                         Number of Securities          Value of Unexercised
                        Underlying Unexercised         In-the-Money Options
                     Options at Fiscal Year-End(#)    at Fiscal Year-End($)(1)
                     -----------------------------   ---------------------------
 Name                 Exercisable   Unexercisable    Exercisable   Unexercisable
 -------------------  -----------   -------------    -----------   -------------
 Steven M. Bettinger     100,000        200,000         $123,000       $246,000
 Robert K. Bettinger     100,000        200,000         $123,000       $246,000
 --------
(1) Based on the OTC Bulletin Board last sales price for our common stock on September 12, 2003 in the amount of $1.23 per common share.

2000 PERFORMANCE EQUITY PLAN

On February 1, 2000, we adopted and implemented the 2000 Plan. The purpose of the 2000 Plan is to advance our interests by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment our success is largely dependent. The 2000 Plan was effective as of February 1, 2000, and, unless sooner terminated by our Board of Directors in accordance with the terms thereof, shall terminate on February 1, 2010. The number of shares of common stock that may be issued upon the exercise of options granted under the 2000 Plan is 1,000,000. As of June 30, 2003, options to purchase a total of 926,000 shares had been granted pursuant to the 2000 Plan, all of which are outstanding and 374,000 of which are exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information regarding our common stock beneficially owned as of September 15, 2003 by:

      o each person who is known by us to own beneficially 5% or more of our common stock; each of our executive officers and directors; and
      o  all of our executive officers and directors as a group.

In accordance with SEC rules, options or warrants not exercisable within 60 days of this report are not considered part of the holder's beneficial ownership. As of September 20, 2003, there were 8,981,061 shares of common stock outstanding. Unless otherwise stated, the address for the beneficial shareholder is 6421 Congress Ave., Suite 201, Boca Raton, Florida 33487.

 Name and Address of             Number of Shares of Common
 the Beneficial Owner             Stock Beneficially Owned          Percentage %
 -------------------------------------------------------------------------------
 Steven M. Bettinger ............         2,912,857                    32.43
 Robert K. Bettinger ............         1,512,857                    16.84
 Andrew Lockwood ................            20,000                        0
 Jack Phelan ....................            23,333                        0
 Gilder Funding Corp.
   12000 N. Bayshore Drive,
   Suite 210,
   North Miami, FL  33181 .......         1,532,355 (1)                17.01
 Bonnie Snyder
   207 E. 74 Street
   New York, NY 10021 ...........           504,444 (2)                 5.61
 -------------------------------------------------------------------------------
 All executive officers and
 Directors as a group (4 persons)         4,469,047                    49.76%
 -------------------------------------------------------------------------------
(1) Gilder Funding Corp. holdings include beneficial ownership of 897,610 shares of common stock owned by Private Trust Corp., New Amsterdam Investment Trust and Warren & Marianne Gilbert.

(2) Bonnie Snyder's holdings include beneficial ownership of 95,000 shares of common stock owned by Barbara Snyder, her mother.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert Bettinger is the majority shareholder of a consulting company that renders Internet consulting services to us. During the years ended June 30, 2003 and 2002, fees paid to the consulting company amounted to $73,000 and $57,600, respectively.

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

          3.2     Registrant's Amended and Restated Bylaws(1)

         10.1     2000 Performance Equity Plan *(1)

         10.2 Employment Agreement between the Registrant and Steven M. Bettinger(2)

         10.3 Employment Agreement between the Registrant and Robert K. Bettinger(2)

         21.1     Subsidiaries of the Registrant (2)

         31.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)

         31.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)

         32.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (3)

         32.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (3)
__________

         *        Management Compensation Plan or Arrangement

         (1) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-KSB for the fiscal year ended June 30, 2000.

         (2) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-KSB for the fiscal year ended June 30, 2001.

         (3)      Filed herewith

(b)      Reports on 8-K

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $47,000 and $44,000, respectively.

AUDIT-RELATED FEES

For fiscal 2003 and 2002, the Company's auditors billed for service related to an SB-2 registration filing with the SEC in the amount of $19,700. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on September 30, 2003.

                          Cenuco, Inc.

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


 SIGNATURE                      TITLE                         DATE
 ---------                      -----                         ----

 /s/ Steven M. Bettinger        Chief Executive Officer       September 30, 2003
 -----------------------        President and Director
 Steven M. Bettinger


 /s/ Robert K. Bettinger        Chairman of the Board and     September 30, 2003
 -----------------------        Principal Accounting Officer
 Robert K. Bettinger


 /s/ Andrew Lockwood            Director                      September 30, 2003
 -----------------------
 Andrew Lockwood


 /s/ Jack P. Phelan             Director                      September 30, 2003
 -----------------------
 Jack P. Phelan

                         Cenuco, Inc. and Subsidiaries

                        CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002



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

    Consolidated Balance Sheets..............................................F-3

    Consolidated Statements of Operations....................................F-4

    Consolidated Statement of Changes in Stockholders' Equity................F-5

    Consolidated Statements of Cash Flows....................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-20

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Cenuco, Inc. (formerly Virtual Academics.com, Inc.)

We have audited the accompanying consolidated balance sheets of Cenuco, Inc. and Subsidiaries (formerly Virtual Academics.com, Inc.) (the "Company") as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cenuco, Inc. and Subsidiaries (formerly Virtual Academics.com, Inc.) at June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the two years ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
Miami, Florida
August 27, 2003

                                    CENUCO, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                               ASSETS
                                                                          June 30,        June 30,
                                                                            2003            2002
                                                                        -----------     -----------
CURRENT ASSETS:
  Cash and Cash Equivalents ........................................    $   295,088     $ 1,529,851
  Short-term Investment ............................................        701,614               -
  Tuition Receivable - current (Net of Allowance for Doubtful
    Accounts of $108,000 and $152,000, respectively) ...............        870,261       1,303,766
  Accounts Receivable (Net of Allowance for Doubtful Accounts
    of $9,027 and $0, respectively) ................................         19,262          28,413
  Inventories ......................................................         32,814         107,293
  Prepaid Recruiting Fees ..........................................         45,852          94,975
  Other Current Assets .............................................         28,122          38,554
                                                                        -----------     -----------
      Total Current Assets .........................................      1,993,013       3,102,852
                                                                        -----------     -----------
PROPERTY AND EQUIPMENT:
  Computer Equipment and Software ..................................        170,225         100,391
  Furniture, Fixtures and Office Equipment .........................         50,699          46,932
  Leasehold Improvements ...........................................          3,051           3,051
                                                                        -----------     -----------
                                                                            223,975         150,374

  Less: Accumulated Depreciation ...................................        (98,646)        (60,619)
                                                                        -----------     -----------
      Total Property and Equipment .................................        125,329          89,755
                                                                        -----------     -----------
OTHER ASSETS:
  Tuition Receivable - non-current (Net of Allowance for Doubtful
    Accounts of $346,000 and $296,000, respectively) ...............        542,310       1,040,965
  Prepaid Recruiting Fees ..........................................         36,121          15,065
  Deferred Tax Asset ...............................................              -         153,156
  Security Deposits ................................................          8,642           8,642
                                                                        -----------     -----------
      Total Other Assets ...........................................        587,073       1,217,828
                                                                        -----------     -----------
      Total Assets .................................................    $ 2,705,415     $ 4,410,435
                                                                        ===========     ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable .................................................    $    21,762     $    31,730
  Unearned Revenues ................................................        984,396       1,659,627
  Accrued Recruiting Fees ..........................................         20,544          95,492
  Other Accrued Expenses ...........................................         90,695          71,293
                                                                        -----------     -----------
      Total Current Liabilities ....................................      1,117,397       1,858,142
                                                                        -----------     -----------
NON-CURRENT LIABILITIES:
  Unearned Revenues ................................................      1,528,502       1,467,475
  Accrued Recruiting Fees ..........................................         16,184          15,147
                                                                        -----------     -----------
      Total Non-Current Liabilities ................................      1,544,686       1,482,622
                                                                        -----------     -----------
      Total Liabilities ............................................      2,662,083       3,340,764
                                                                        -----------     -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
    No Shares Issued and Outstanding) ..............................              -               -
  Common Stock ($.001 Par Value; 10,000,000 Shares Authorized;
    8,981,061 and  8,701,467 Shares Issued and Outstanding at
    June 30, 2003 and June 30, 2002, respectively) .................          8,981           8,701
  Additional Paid-in Capital .......................................      1,671,827       1,383,264
  Accumulated Deficit ..............................................     (1,611,476)       (322,294)
  Deferred Compensation ............................................        (26,000)              -
                                                                        -----------     -----------
      Total Stockholders' Equity ...................................         43,332       1,069,671
                                                                        -----------     -----------
      Total Liabilities and Stockholders' Equity ...................    $ 2,705,415     $ 4,410,435
                                                                        ===========     ===========

                     See accompanying notes to consolidated financial statements

                                                 F-3

                     CENUCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Year Ended
                                                              June 30,
                                                    ---------------------------
                                                       2003             2002
                                                    -----------     -----------
NET REVENUES:
    Tuition and Tuition-related ................    $ 1,181,718     $ 2,889,579
    Wireless Products and Services .............        395,761         209,919
                                                    -----------     -----------

NET REVENUES ...................................      1,577,479       3,099,498
                                                    -----------     -----------

COSTS AND EXPENSES:
    Cost of Equipment Sales ....................        157,656          67,835
    Instructional and Educational Support ......         99,956         272,729
    Research and Development ...................         64,742               -
    Selling and Promotion ......................        353,403         475,758
    General and Administrative .................      2,056,669       2,478,582
                                                    -----------     -----------

        Total Operating Expenses ...............      2,732,426       3,294,904
                                                    -----------     -----------

LOSS FROM OPERATIONS ...........................     (1,154,947)       (195,406)

OTHER INCOME:
    Interest Income ............................         18,921          39,352
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES .......................     (1,136,026)       (156,054)

INCOME TAX BENEFIT (EXPENSE):
    Deferred Income Tax ........................       (153,156)         31,875
                                                    -----------     -----------

        Total Income Tax Benefit (Expense) .....       (153,156)         31,875
                                                    -----------     -----------

NET LOSS .......................................    $(1,289,182)    $  (124,179)
                                                    ===========     ===========

BASIC AND DILUTED:
      Net Loss Per Common Share
      - Basic and Diluted ......................    $     (0.15)    $     (0.01)
                                                    ===========     ===========

      Weighted Common Shares Outstanding
      - Basic and Diliuted .....................      8,767,481       8,654,120
                                                    ===========     ===========

           See accompanying notes to consolidated financial statements

                                       CENUCO, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For the Years Ended June 30, 2003 and 2002

                        Common Stock $.001 Par     Additional                                     Total
                       -------------------------     Paid-in     Accumulated     Deferred     Stockholders'
                          Shares       Amount        Capital       Deficit      Compensation     Equity
                       -----------   -----------   -----------   -----------    -----------    -----------
Balance at
 June 30, 2001 .....     8,604,617   $     8,604   $ 1,346,944   $  (198,115)   $         -    $ 1,157,433

Net Loss ...........             -             -             -      (124,179)             -       (124,179)

Common Stock
 Issued as Year
 end Bonus .........        85,714            86        29,914             -              -         30,000

Issuance of
 Stock as
 Compensation
 to Consultants ....         6,136             6         4,560             -              -          4,566

Issuance of
 Stock as
 Compensation
 to Employee .......         5,000             5         1,846             -              -          1,851
                       -----------   -----------   -----------   -----------    -----------    -----------

Balance at
 June 30, 2002 .....     8,701,467         8,701     1,383,264      (322,294)             -      1,069,671

Net Loss ...........             -             -             -    (1,289,182)             -     (1,289,182)

Common Stock
 Issued for Services       279,594           280       236,563             -              -        236,843

Common Stock
 options granted ...             -             -        52,000             -        (26,000)        26,000
                       -----------   -----------   -----------   -----------    -----------    -----------

Balance at
 June 30, 2003 .....     8,981,061   $     8,981   $ 1,671,827   $(1,611,476)   $   (26,000)   $    43,332
                       ===========   ===========   ===========   ===========    ===========    ===========

                        See accompanying notes to consolidated financial statements

                                                    F-5

                               CENUCO, INC. AND SUBSIDIAIRES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Year Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2003            2002
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..........................................     $(1,289,182)     $  (124,179)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation ...............................          38,027           27,972
           Non-cash Compensation ......................         262,843           31,917
           Deferred Income Taxes ......................         153,156          (38,475)
           Provision for Doubtful Accounts ............          14,993           82,644

           (Increase) Decrease in:
             Tuition Receivable .......................         477,946          828,359
             Accounts Receivable ......................             124                -
             Inventories ..............................          74,479         (107,293)
             Prepaid Recruiting Fees ..................          49,123           50,043
             Other Current Assets .....................          10,432          (12,724)
         Other Assets:
             Tuition Receivable - Non-current .........         448,248         (785,044)
             Prepaid Recruiting Fees - Non-current ....         (21,056)           1,446
             Security Deposits ........................               -             (701)

           Increase (Decrease) in:
              Accounts Payable ........................          (9,968)          16,338
              Unearned Revenues .......................      (1,483,812)      (1,255,051)
              Accrued Recruiting Fees .................         (74,948)           6,174
              Other Accrued Expenses ..................          19,402          (62,081)
         Other Liabilities:
              Unearned Revenues - Non-current .........         869,608        1,130,556
              Accrued Recruiting Fees - Non-current ...           1,037           (4,139)
                                                            -----------      -----------

Net Cash Flows Used in Operating Activities ...........        (459,548)        (214,238)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Short-term investment .............................        (701,614)               -
    Acquisition of Property and Equipment .............         (73,601)         (31,117)
                                                            -----------      -----------

Net Cash Flows Used in Investing Activities ...........        (775,215)         (31,117)
                                                            -----------      -----------

Net Decrease in Cash and Cash Equivalents .............      (1,234,763)        (245,355)

Cash and Cash Equivalents - Beginning of Year .........       1,529,851        1,775,206
                                                            -----------      -----------

Cash and Cash Equivalents - End of Year ...............     $   295,088      $ 1,529,851
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ...........................................     $         -      $         -
                                                            ===========      ===========
   Income Taxes .......................................     $         -      $         -
                                                            ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt ......................     $         -      $     4,500
                                                            ===========      ===========

                See accompanying notes to consolidated financial statements

                                            F-6

                          Cenuco, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002


NOTE A - ORGANIZATION

Cenuco, Inc. and Subsidiaries (the "Company") (a Delaware Corporation) is engaged in the online distance learning industry with a focus on the international, mid-career adult and corporate training markets. The Company operates an online distance learning university and nutrition academy that offers licensed certificate and degree programs in a variety of concentrations to students in over 80 countries worldwide. The Company's businesses are primarily conducted under the names of Barrington University (the "School"), Cenuco and the Academy of Health Science and Nutrition (the "Academy"). The Company's administrative and sales office is located in Boca Raton, Florida and Mobile, Alabama.

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

Additionally, the Company established a technology subsidiary called Cenuco, Inc., a Florida corporation ("Cenuco"). Cenuco is a wholly-owned subsidiary that develops wireless e-learning platform and technologies in the academic, consumer and corporate marketplaces. We are also engaged in the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services, though our subsidiary.

On December 17, 2002, the Company changed its name to Cenuco, Inc. The Board of Directors of Virtual Academics.Com, Inc. recommended and the majority of the shareholders approved the change of its name to Cenuco, Inc. to better reflect its business direction and operation. Reflecting the changing focus of its business, the Company has accelerated the development of its suite of fully integrated wireless solutions for the Security, Real Estate and Insurance markets.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, short-term tuition receivables and accounts payable approximate fair value due to the short term maturities of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to seven years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $38,027 and $27,972 for the years ended June 30, 2003 and 2002, respectively.

INVENTORIES

Inventories, consisting of security cameras and equipment, are stated at the lower of cost or market utilizing the first-in, first-out method.

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

SHORT-TERM INVESTMENT

Short-term investment includes a certificate of deposit with a maturity of greater than three months.

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

         Percentage of Course Completed     Amount of Tuition Obligated
         ------------------------------     ---------------------------
               10% of less                        10% of tuition
               Between 11% - 25%                  25% of tuition
               Between 26% - 50%                  50% of tuition
               Over 50%                           Obligated for full tuition.

When a student withdraws, the Company writes off the remaining tuition receivable balance against the remaining unearned revenue balance and records a net increase or decrease to net revenues.

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2003 and 2002 totaled $103,698 and $144,640, respectively.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002

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

RECRUITING FEES

Students learn about the School via the Internet or are recruited through a worldwide network of recruiters. Recruiters are paid recruiting fees upon receipt of tuition payment by the student. Recruiting fees are accrued for the tuition due the Company, and prepaid for the revenue that has been deferred. The Company amortizes recruiting fees using the same method as the Company recognizes the related tuition revenue and is based on the number of courses actually completed in each student's course of study.

RESEARCH AND DEVELOPMENT

Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. The Company's software research and development costs primarily relate to software development during the period prior to technological feasibility and are expensed as incurred. During fiscal 2003 and 2002, no software development costs were capitalized.

INCOME TAXES

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. The reconciliation between the computations is as follows:

                           Net Loss        Basic Shares      Basic EPS
                         -------------     ------------      ---------
         2003 .........  $ (1,289,182)      8,767,481         $ (.15)
         2002 .........  $   (124,179)      8,654,120         $ (.01)

Not included in basic shares are stock options of 1,126,000 and 891,000 because they are anti-dilutive in 2003 and 2002, respectively.

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended June 30, 2003 and 2002:

                                              2003             2002
                                              ----             ----
         Net earnings
             As reported ............    $  (1,289,182)    $  (124,179)
             Pro forma ..............       (1,388,502)       (184,459)

         Basic earnings per share
             As reported ............             (.15)           (.01)
             Pro forma ..............             (.16)           (.02)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                              2003             2002
                                              ----             ----
         Dividend yield .............           0%              0%
         Expected volatility range ..       71% to 81%     218% percent
         Risk-free interest rate ....         4.50%           4.50%
         Expected holding periods ...        5 years         5 years

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's consolidated financial condition or results of operations.

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

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

RECENT PRONOUNCEMENTS - continued

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

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We plan to adopt SFAS No. 150 in the first quarter of Fiscal 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our consolidated financial position or results of operations.

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity (deficit).

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE C - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with two of its executive officers for a 24-month period ending January 1, 2003, subject to automatic renewals of 12-month terms unless terminated by the Company or the employee with 30-days' prior written notice. In addition to an annual salary of $220,000 and $85,000 for the President and Chief Executive Officer and the Chairman of the Board and Secretary, respectively, the agreements entitle the officers to receive options to purchase 100,000 shares of common stock of the Company each year of employment at fair market value. These options, a total of 200,000 options each for fiscal 2003 and 2002, were issued under the Company's stock option plan (see Note D). These options vest 1/3 per year, beginning one year from the date of grant. The agreements also provide for the receipt of an annual bonus at the discretion of the Board of Directors. During fiscal 2003, the Company's President and Chairman of the Board each received a discretionary bonus of 100,000 shares of common stock (See Note D).

LITIGATION

The Trade School Review Association had filed complaints against certain schools that are licensed by local state education departments outside California and on July 3, 2001, it filed against Barrington University in the Superior Court for the State of California for the County of San Diego. The association alleged in its complaint that the Company violated California's Private Postsecondary and Vocational Education Reform Act of 1989, California's false advertising statutes and California's Consumer Legal Remedies Act and sought an injunction against unlawful practices, disgorgement of profits, restitution and attorneys' fees, all in unspecified amounts. In April 2002, the court dismissed this case with Prejudice. The Company recorded a legal settlement fee of $80,000 in fiscal 2002, which is included in general and administrative expenses. Under the term of the settlement, the Company must use its best efforts to obtain approval by February 2003 from the California Bureau for Private Postsecondary and Vocational Education to offer educational instruction to California students. If the Company fails to obtain this approval and can not convince a mediator that it used its best efforts, the Company must pay $100,000. As of June 2003, the Company used its best efforts to obtain this approval and has not obtained the approval. The Company believes it has used it best efforts to obtain this approval and does not believe it has to pay the $100,000 contingently due under the settlement agreement.

From time to time, the Company faces litigation in the ordinary course of business. Currently the Company is not involved with any litigation which will have a material adverse effect on its financial condition.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE C - COMMITMENTS AND CONTINGENCIES - Continued

LEASES

The Company leases its Florida and Alabama offices under leases that expire through July 2005. The office lease agreements have certain escalation clauses and renewal options. Future minimum rental payments required under this operating lease is as follows:

                   Period Ended June 30, 2004         $ 87,388
                   Period Ended June 30, 2005           80,951
                   Period Ended June 30, 2006            7,016

Rent expense for the twelve-month periods ended June 30, 2003 and 2002 was $89,288 and $83,435, respectively.


NOTE D - STOCKHOLDERS' EQUITY

STOCK OPTIONS

On February 1, 2000, the Company adopted a stock option plan (the "2000 Performance Equity Plan"). A majority of the shareholders of the Company approved the Plan. The plan provides options exercisable for a maximum of 1,000,000 shares of common stock to be granted. Both incentive and nonqualified stock options may be granted under the Plan.

The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years. There were no options exercised during the fiscal years 2003 and 2002. There were 275,000 and 0 options forfeited during fiscal 2003 and fiscal 2002, respectively. The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized.

A summary of the status of the Company's outstanding stock options as of June 30, 2003 and 2002 and changes during the year ending on that date is as follows:


                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE D - STOCKHOLDERS' EQUITY - Continued

STOCK OPTIONS - continued
                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                   Shares         Price
                                                 ----------      --------
         Outstanding at June 30, 2001 .........     671,000      $  1.51
         Granted ..............................     220,000          .35
         Exercised ............................           -            -
         Forfeited ............................           -            -
                                                 ----------      -------
         Outstanding at June 30, 2002 .........     891,000      $  1.23
         Granted ..............................     310,000          .57
         Exercised ............................           -            -
         Forfeited ............................    (275,000)       (2.30)
                                                 ----------      -------
         Outstanding at June 30, 2003 .........     926,000      $  0.70
                                                 ==========      =======

         Options exercisable at end of year ...     374,000      $  0.92
                                                 ==========      =======

         Weighted-average fair value of
           options granted during the year          2003           2002
                                                 ----------      --------
                                                 $     0.57      $  0.35

The following information applies to options outstanding at June 30, 2003 and 2002:

 2003
 ----
                                           Options Outstanding         Options Exercisable
                                        --------------------------    ---------------------
                                         Weighted -
                                          Average       Weighted -               Weighted -
                                         Remaining       Average                  Average
                                        Contractual      Exercise                 Exercise
 Range of Exercise Prices    Shares     Life (Years)      Price       Shares       Price
 ------------------------    -------    ------------    ----------    -------    ----------
 $2.50 to $2.65               70,000        6.86          $ 2.51       70,000       2.51
 $.55 to $2.12               346,000        7.49          $ 0.66      230,667       0.66
 $0.35                       220,000        8.48          $ 0.35       73,333       0.35
 $0.42                       240,000        9.17          $ 0.42            -       0.42
 $1.55                        50,000        9.52          $ 1.55            -       1.55


 2002
 ----
                                            Options Outstanding        Options Exercisable
                                        --------------------------    ---------------------
                                         Weighted -
                                          Average       Weighted -               Weighted -
                                         Remaining       Average                  Average
                                        Contractual      Exercise                 Exercise
 Range of Exercise Prices    Shares         Life          Price       Shares       Price
 ------------------------    -------    ------------    ----------    -------    ----------
 $2.50 to $2.65              310,000        7.86          $ 2.51      206,667       2.51
 $.55 to $2.12               361,000        8.49          $  .66      120,333        .66
 $.35                        220,000        9.48          $  .35            -        .35

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE D - STOCKHOLDERS' EQUITY - Continued

STOCK OPTIONS - continued

The exercise price of all options granted by the Company equals the market price at the date of grant. Accordingly, no compensation expense has been recognized on options granted to employees and directors.

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

On August 29, 2002, the Company granted options to purchase 240,000 shares of common stock to certain employees of the Company of which 20,000 was cancelled during fiscal 2003. The options are exercisable at $.42 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

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

On January 7, 2003, the Company granted options to purchase 40,000 shares of common stock to consultants for serviced rendered and to be rendered through December 2003. The options expire on January 7, 2013 and are exercisable at $1.55 per share, which was the fair market value of the common stock at the grant date. These options were valued using the Black-Scholes pricing method at a fair value of $1.30 per option. Accordingly, the Company recorded consulting expense of $26,000 and deferred compensation of $26,000 that will be amortized over the service period.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE D - STOCKHOLDERS' EQUITY - Continued

COMMON STOCK

On December 31, 2002, the Board of Directors authorized the issuance of 85,714 shares of common stock to employees as a year-end bonus. The shares were valued at $.35 per share or an aggregate of $30,000, which was charged to compensation expense at the grant date.

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

On December 3, 2002, the Company issued 13,290 shares of common stock to consultants for services rendered. Such shares were valued at their market value on the date of issuance at $1.39 per share. Accordingly, the Company recorded consulting expense of $18,474 related to the consulting services.

On April 11, 2003, the Company issued an aggregate of 200,000 shares of common stock to its President and to its Chairman of the Board as a discretionary bonus. Such shares were valued at their market value on the date of issuance at $.82 per share. Accordingly, the Company recorded non-cash compensation of $164,000 related to this bonus.

On April 11, 2003, the Company issued 66,304 shares of common stock to directors, and consultants for services rendered. Such shares were valued at their market value on the date of issuance at $.82 per share. Accordingly, the Company recorded non-cash compensation of $24,600 and consulting expense of $29,769 related to the services performed.

NOTE E - INCOME TAXES

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE E - INCOME TAXES - Continued
                                                         2003        2002
                                                      ---------   ---------
         Deferred tax benefits (liability) - current
              Allowance for doubtful accounts ......  $ 175,940   $ 105,854
         Deferred tax benefits - noncurrent
              Depreciation .........................          -         472
              Net operating loss carryforward ......    361,000      46,830
                                                      ---------   ---------
                  Total deferred tax assets ........    536,940     153,156

         Less:  Valuation allowance ................   (536,940)          -
                                                      ---------   ---------
                                                      $       -   $ 153,156
                                                      =========   =========

As of June 30, 2002, the Company did not record a valuation allowance on the deferred tax assets because the Company's ability to realize these benefits was "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at June 30, 2002. As a result of continuing losses in the wireless segment, the net deferred taxes have been fully offset by a valuation allowance at June 30, 2003 since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $950,000 expires beginning in 2017. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2003 and 2002:

                                                         2003        2002
                                                      ---------   ---------
         Computed "expected" tax expense (benefit) .   (34.0%)     (34.0%)
         State income taxes ........................    (4.0%)         -
         Other permanent differences ...............     8.0%       3.0 %
         Change in valuation allowance .............    43.5%          -
                                                      ---------   ---------

         Effective tax rate ........................    13.5%      (20.5%)
                                                      =========   =========

The valuation allowance at June 30, 2003 was $536,940. The increase during 2003 was $536,940.

NOTE F - RELATED PARTY TRANSACTIONS

The Company's Chairman of the Board and Secretary, is the majority shareholder of a consulting company that renders Internet consulting services to the Company. During the years ended June 30, 2003 and 2002, fees paid to the consulting company amounted to approximately $73,000 and $57,600, respectively, and are included as part of administrative expenses.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2003 and 2002


NOTE G - SEGMENT INFORMATION

In fiscal 2003 and 2002, the Company operates in two reportable business segments - (1) the online distance learning industry and (2) the development and sales of wireless solutions and web services. The online distant learning segment provides internet education to student internationally. The latter segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the year ended June 30, 2003 and 2002 is as follows:
                                                     For the Year Ended June 30,
                                                         2003           2002
                                                     -----------    -----------
Net
Sales:
  Online distance learning .......................   $ 1,181,718    $ 2,889,579
  Wireless solutions .............................       395,761        209,919
                                                     -----------    -----------
          Total net sales ........................     1,577,479      3,099,498
                                                     -----------    -----------
Costs and Operating Expenses:
  Online distance learning .......................     1,148,746      2,723,150
  Wireless solutions .............................     1,545,653        465,510
                                                     -----------    -----------
          Total Costs and Operating Expenses: ....     2,694,399      3,188,660
                                                     -----------    -----------
Depreciation:
     Online distance learning ....................        30,163         27,520
     Wireless solutions ..........................         7,864            452
                                                     -----------    -----------
          Total Depreciation .....................        38,027         27,972
                                                     -----------    -----------
Amortization:
     Online distance learning ....................             -              -
     Wireless solutions ..........................             -         78,272
                                                     -----------    -----------
          Total Amortization .....................             -         78,272
                                                     -----------    -----------
Interest Income:
     Online distance learning ....................         9,632         34,906
     Wireless solutions ..........................         9,289          4,446
                                                     -----------    -----------
          Total Interest Income ..................        18,921         39,352
                                                     -----------    -----------
Net Income (Loss):
     Online distance learning ....................      (140,715)       205,690
     Wireless solutions ..........................    (1,148,467)      (329,869)
                                                     -----------    -----------
          Total Net Income (Loss): ...............   $(1,289,182)   $  (124,179)
                                                     ===========    ===========
Total Assets:
     Online distance learning ....................     1,675,150      3,800,961
     Wireless solutions ..........................     1,030,265        609,474
                                                     -----------    -----------
                                                     $ 2,705,415    $ 4,410,435
                                                     ===========    ===========