Form 10QSB
period 2003-09-30
CENUCO INC
filed 2003-11-14
CIK 843494

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the fiscal quarter ended:               September 30, 2003
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

On November 10, 2003, the issuer had outstanding 9,009,141 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

            Consolidated Balance Sheets
            As of September 30, 2003 (Unaudited) and June 30, 2003..........3A-B

            Consolidated Statements of Operations (Unaudited)
            For the Three Months Ended September 30, 2003 and 2002.............4

            Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended September 30, 2003 and 2002.............5

            Condensed Notes to Consolidated Financial Statements.............6-9

      Item 2 - Management's Discussion and Analysis and
            Results of Operations..........................................10-19

      Item 3 - Control and Procedures.........................................20


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................20

      Item 2 - Changes in Securities and Use of Proceeds......................20

      Item 4 - Submission of Matters to a Vote of Security Holders............21

      Item 5 - Other Information..............................................21

      Item 6 - Exhibits and Reports on Form 8-K...............................21

      Signatures..............................................................21

                                    CENUCO, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                               ASSETS
                                                                        September 30,     June 30,
                                                                             2003           2003
                                                                         -----------    -----------
                                                                         (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents ........................................   $   109,253    $   295,088
    Short-term Investment ............................................       704,944        701,614
    Tuition Receivable - current (Net of Allowance for Doubtful
        Accounts of $96,000 and $108,000, respectively) ..............       778,068        870,261
    Accounts Receivable (Net of Allowance for Doubtful Accounts of
        $9,027 and $9,027, respectively) .............................        25,184         19,262
    Inventories ......................................................        29,653         32,814
    Prepaid Recruiting Fees ..........................................        34,830         45,852
    Other Current Assets .............................................        40,219         28,122
                                                                         -----------    -----------

        Total Current Assets .........................................     1,722,151      1,993,013
                                                                         -----------    -----------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ..................................       187,023        170,225
    Furniture, Fixtures and Office Equipment .........................        50,699         50,699
    Leasehold Improvements ...........................................         3,051          3,051
                                                                         -----------    -----------
                                                                             240,773        223,975

    Less: Accumulated Depreciation ...................................      (109,866)       (98,646)
                                                                         -----------    -----------

        Total Property and Equipment .................................       130,907        125,329
                                                                         -----------    -----------

OTHER ASSETS:
    Tuition Receivable -non-current (Net of Allowance for Doubtful
        Accounts of $348,000 and $346,000, respectively) .............       512,403        542,310
    Prepaid Recruiting Fees ..........................................        54,477         36,121
    Security Deposits ................................................         8,642          8,642
                                                                         -----------    -----------

        Total Other Assets ...........................................       575,522        587,073
                                                                         -----------    -----------

        Total Assets .................................................   $ 2,428,580    $ 2,705,415
                                                                         ===========    ===========
                                                                                        (continued)

                     See accompanying notes to consolidated financial statements

                                                 -3A-

                                    CENUCO, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (continued)
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        September 30,     June 30,
                                                                             2003           2003
                                                                         -----------    -----------
                                                                         (Unaudited)
CURRENT LIABILITIES:
    Accounts Payable .................................................   $    12,439    $    21,762
    Unearned Revenues ................................................       971,991        984,396
    Accrued Recruiting Fees ..........................................        17,387         20,544
    Other Accrued Expenses ...........................................        48,521         90,695
                                                                         -----------    -----------

        Total Current Liabilities ....................................     1,050,338      1,117,397
                                                                         -----------    -----------

NON-CURRENT LIABILITIES:
    Unearned Revenues ................................................     1,528,730      1,528,502
    Accrued Recruiting Fees ..........................................         9,784         16,184
                                                                         -----------    -----------

        Total Non-Current Liabilities ................................     1,538,514      1,544,686
                                                                         -----------    -----------

        Total Liabilities ............................................     2,588,852      2,662,083
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
        No Shares Issued and Outstanding ) ...........................             -              -
    Common Stock ($.001 Par Value; 10,000,000 Shares Authorized;
        9,009,141 and  8,981,061 Shares Issued and Outstanding at
        September 30, 2003 and June 30, 2003, respectively) ..........         9,009          8,981
    Additional Paid-in Capital .......................................     1,696,099      1,671,827
    Accumulated Deficit ..............................................    (1,852,380)    (1,611,476)
    Deferred Compensation ............................................       (13,000)       (26,000)
                                                                         -----------    -----------

        Total Stockholders' Equity (Deficit) .........................      (160,272)        43,332
                                                                         -----------    -----------

        Total Liabilities and Stockholders' Equity (Deficit) .........   $ 2,428,580    $ 2,705,415
                                                                         ===========    ===========

                     See accompanying notes to consolidated financial statements

                                                 -3B-

                    CENUCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Three Months Ended
                                                             September 30,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
NET REVENUES:
    Tuition and Tuition-related ....................  $   214,299   $   280,619
    Wireless Products and Services .................       52,787       175,907
                                                      -----------   -----------

NET REVENUES .......................................      267,086       456,526
                                                      -----------   -----------

COSTS AND EXPENSES:
    Cost of Equipment Sales ........................        9,083        98,010
    Instructional and Educational Support ..........        8,567        20,068
    Research and Development .......................       17,641        21,968
    Selling and Promotion ..........................       35,328       114,466
    General and Administrative .....................      441,153       473,812
                                                      -----------   -----------

        Total Operating Expenses ...................      511,772       728,324
                                                      -----------   -----------

LOSS FROM OPERATIONS ...............................     (244,686)     (271,798)

OTHER INCOME:
    Interest Income ................................        3,782         8,714
                                                      -----------   -----------

LOSS BEFORE INCOME TAXES ...........................     (240,904)     (263,084)

INCOME TAX BENEFIT (EXPENSE):
    Deferred Income Tax ............................            -       116,264
                                                      -----------   -----------

        Total Income Tax Benefit (Expense) .........            -       116,264
                                                      -----------   -----------

NET LOSS ...........................................  $  (240,904)  $  (146,820)
                                                      ===========   ===========

      Net Loss Per Common Share - Basic ............  $     (0.03)  $     (0.02)
                                                      ===========   ===========

      Weighted Common Shares Outstanding - Basic ...    8,984,724     8,701,467
                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                                    CENUCO, INC. AND SUBSIDIAIRES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         For the Three Months Ended
                                                                                September 30,
                                                                         --------------------------
                                                                            2003            2002
                                                                         ---------      -----------
                                                                        (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss .......................................................     $(240,904)     $  (146,820)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation ............................................        11,220            8,313
           Non-cash Compensation ...................................        28,300                -
           Deferred Income Taxes ...................................             -         (116,264)
           Provision for Doubtful Accounts .........................       (10,075)               -

           (Increase) Decrease in:
             Tuition Receivable ....................................       103,586          113,882
             Accounts Receivable ...................................        (5,922)         (41,576)
             Inventories ...........................................         3,161           72,028
             Prepaid Recruiting Fees ...............................        11,022            5,593
             Other Current Assets ..................................       (12,097)          13,020
           Other Assets:
             Tuition Receivable - Non-current ......................        28,589         (110,386)
             Prepaid Recruiting Fees - Non-current .................       (18,356)           1,693

           Increase (Decrease) in:
              Accounts Payable .....................................        (9,323)          25,712
              Unearned Revenues ....................................       (12,405)         102,133
              Accrued Recruiting Fees ..............................        (3,157)         (15,423)
              Other Accrued Expenses ...............................       (33,174)         (38,606)
           Other Liabilities:
              Unearned Revenues - Non-current ......................           228           17,399
              Accrued Recruiting Fees - Non-current ................        (6,400)          (3,169)
                                                                         ---------      -----------

Net Cash Flows Used in Operating Activities ........................      (165,707)        (112,471)
                                                                         ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in Short-term Investment ..............................        (3,330)               -
    Acquisition of Property and Equipment ..........................       (16,798)         (17,193)
                                                                         ---------      -----------

Net Cash Flows Proveded by (Used in) Investing Activities ..........       (20,128)         (17,193)
                                                                         ---------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents ...............      (185,835)        (129,664)

Cash and Cash Equivalents - Beginning of Year ......................       295,088        1,529,851
                                                                         ---------      -----------

Cash and Cash Equivalents - End of Period ..........................     $ 109,253      $ 1,400,187
                                                                         =========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ........................................................     $       -      $         -
                                                                         =========      ===========
   Income Taxes ....................................................     $       -      $         -
                                                                         =========      ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for services performed .....................     $   9,000      $         -
                                                                         =========      ===========

                     See accompanying notes to consolidated financial statements

                                                 -5-

                          CENUCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Currently, Cenuco, Inc., (a Delaware corporation) and Subsidiaries (the "Company") is engaged in two different business segments:

Through our subsidiaries, we are engaged in the online distance learning industry with a focus on the international, mid-career adult and corporate training markets. Our management has been engaged in this business since 1993, through various predecessor entities (the "Predecessors"). We own and operate an online distance learning university and nutrition academy that offers licensed certificate and degree programs in a variety of concentrations to students in over 80 countries worldwide. We are licensed by the State Education Departments of the States of Alabama and Florida, respectively. In addition to online training, we develop wireless applications for schools and enterprise companies.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2003 and notes thereto contained in the Company's report on Form 10-KSB as filed with the SEC. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending June 30, 2004.

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

Stock Options

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

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. The reconciliation between the computations is as follows:

                                          Net Loss    Basic Shares   Basic EPS
                                         ----------   ------------   ---------
Three months ended September 30, 2003    $(240,904)    8,984,724       $(.03)
Three months ended September 30, 2002    $(146,820)    8,701,467       $(.02)

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the three months ended September 30, 2003 and 2002:

                                              For the three months ended
                                                     September 30,
                                              --------------------------
                                                 2003            2002
                                              ----------      ----------
         Net earnings (loss)
             As reported .................... $(240,904)      $(146,820)
             Pro forma ......................  (269,677)       (146,820)
         Basic earnings (loss) per share
             As reported ....................      (.03)           (.02)
             Pro forma ......................      (.03)           (.02)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

Common stock

On September 18, 2003, the Company issued 15,000 shares of common stock to independent directors for services rendered. Such shares were valued at their market value on the date of issuance at $1.02 per share and recorded consulting expense of $15,300 related to the consulting services.

On September 18, 2003, the Company issued 13,080 shares of common stock for services amounting to $9,000. Such shares were valued at their market value at the beginning of the quarter of the services performed.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - SEGMENT INFORMATION

For the three months ended September 30, 2003 and 2002, the Company operated in two reportable business segments - (1) the online distance learning industry and
(2) the development and sales of wireless solutions and web services. The online distant learning segment provides internet education to student internationally. The latter segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three months ended September 30, 2003 and 2002 is as follows:

                                                       For the Three Months
                                                        Ended September 30,
                                                       2003             2002
                                                   -----------      -----------
Net
Sales:
Online distance learning .....................     $   214,299      $   280,619
Wireless solutions ...........................          52,787          175,907
                                                   -----------      -----------
Total Net Sales ..............................         267,086          456,526
                                                   -----------      -----------
Costs and Operating Expenses:
Online distance learning .....................         179,881          325,338
Wireless solutions ...........................         331,891          402,986
                                                   -----------      -----------
Total Costs and Operating Expenses: ..........         511,772          728,324
                                                   -----------      -----------
Interest Income:
Online distance learning .....................              90            6,768
Wireless solutions ...........................           3,692            1,946
                                                   -----------      -----------
Total Interest Income ........................           3,782            8,714
                                                   -----------      -----------
Net Income (Loss):
Online distance learning .....................          34,508           78,313
Wireless solutions ...........................        (275,412)        (225,133)
                                                   -----------      -----------
Total Net Loss: ..............................     $  (240,904)     $  (146,820)
                                                   ===========      ===========
Total Assets:
Online distance learning .....................       1,471,638        3,686,173
Wireless solutions ...........................         956,942          665,488
                                                   -----------      -----------
                                                   $ 2,428,580      $ 4,351,661
                                                   ===========      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2003 and notes thereto contained in the Report on Form 10-KSB of Cenuco, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Cenuco, Inc. (formerly Virtual Academics.com, Inc.) for the three months ended September 30, 2003 and 2002, respectively.

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

         The development and cultivation of wireless applications will now serve as the focal point for our initiatives. Already, the wireless subsidiary has produced viable solutions for the real estate and security markets. In addition, we launched our retail line of wireless video monitoring solutions, MommyTrack(TM). The product offers the world's first truly mobile plug and play surveillance monitoring solution for the consumer. For the three months September 30, 2003, revenue from our MommyTrack product amounted to approximately $4,400.

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

         We have released other wireless application products that are currently being used in the Security, Real Estate and insurance industries. The software applications are compatible with most existing wireless devices. We expect to release several academic and training solutions in fiscal 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Consolidated results

         The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

         For the three months ended September 30, 2003, we had a 41% decrease in earned revenues to $267,086 from $456,526 for the three months ended September 30, 2002.

Cost of Equipment Sales

      For the three months ended September 30, 2003 and 2002, we incurred cost of sales related to the sale of equipment of $9,083 and $98,010, respectively.

Instruction and Educational Support

         Instruction and educational support expenses related to our online distant-learning segment. For the three months ended September 30 2003, instructional and educational support expenses decreased by 57% to $8,567 or 3.2% of net revenues as compared to $20,068 or 4.4% of net revenues for the three months ended September 30, 2002.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising, trade show expense, and travel. For the three months ended September 30, 2003, selling and promotion expenses decreased by 69% to $35,328 or 13.2% of net revenues as compared to $114,466 or 25.1% of net revenues for the three months ended September 30, 2002.

General and Administrative Expenses

         General and administrative expenses, which includes salaries, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $441,153 for the three months ended September 30, 2003 as compared to $473,812 for the three months ended September 30, 2002. This amounted to 165.2% of net revenues for the three months ended September 30, 2003 as compared to 104% for the three months ended September 30, 2002.

Interest Income

         Interest income was $3,782 for the three months ended September 30, 2003 as compared to $8,714 for the three months ended September 30, 2002, a decrease of $4,932

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Income Taxes

         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of September 30, 2002, we did not record a valuation allowance on the deferred tax assets because the Company's ability to realize these benefits was "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at September 30, 2002. As of September 30, 2003, the net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $1,175,000 expires beginning in 2017. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Online Distance Learning Segment

Revenues

         For the three months ended September 30, 2003, we had a 24% decrease in earned revenues to $214,299 from $280,619 for the three months ended September 30, 2002. The decrease in revenues is due primarily to a decrease in the number of students that have registered for our programs. Additionally, our students completed their courses at a slower rate than expected. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. During the three months ended September 30, 2003, we experienced a general slowdown in course completion by our students, which had an adverse effect on our revenue. We have recently increased our marketing efforts and expect student enrollment to increase in the second quarter of fiscal 2004.

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

         Percentage of Course Completed        Amount of Tuition Obligated
         ------------------------------        ---------------------------
              10% of less                            10% of tuition
              Between 11% - 25%                      25% of tuition
              Between 26% - 50%                      50% of tuition
              Over 50%.                              Obligated for full tuition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

         When a student withdraws, we write off the remaining tuition receivable balance against the remaining unearned revenue balance and recorded a net increase or decrease to net revenues. The effect on net revenues was approximately a decrease of approximately $2,000 for the three months ended September 30, 2003.

Expenses

Instruction and Educational Support

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as course development fees, credit card fees, computer related expenses, and printing fees. For the three months ended September 30, 2003, instructional and educational support expenses decreased by 57.3% to $8,567 or 4% of net revenues as compared to $20,068 or 7.15% of net revenues for the three months ended September 30, 2002. The decrease in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we have enrolled fewer students in the current period and we are able to purchase text books from a new supplier at reduced prices. Accordingly, student supply expense was $783 or 0.4% of revenues for the three months ended September 30, 2003 as compared to $3,993 or 1.4% of revenue for the three months ended September 30, 2002. Printing and reproduction costs increased to $3,084 for the three months ended September 30, 2003 as compared to $1,440 for the three months ended September 30, 2002. Computer and internet expenses increased to $1,994 for the three months ended September 30, 2003 as compared to $1,667 for the three months ended September 30, 2002. Additionally, we didn't incurred costs associated with course development for the three months ended September 30, 2003 as compared to $8,292 for the three months ended September 30, 2002.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising and travel. For the three months ended September 30, 2003, selling and promotion expenses decreased by 101.5% to $(612) or 1.0% of net revenues as compared to $39,564 or 14.1% of net revenues for the three months ended September 30, 2002. The decrease in selling and promotion expenses is attributable to the shift in our selling and promotion efforts to our wireless solutions segment. For the three months ended September 30. 2003, advertising expense amounted to $9,222 as compared to $28,680 for the three months ended September 30, 2002. Additionally, our recruiting fees decreased to $(11,031) for three months ended September 30, 2003 from $8,554 for the three months ended September 30, 2002. The decrease is attributable to our decreased use of recruiters to obtain students and a general slow-down in new students. Additionally, during the three months ended September 30, 2003, we reversed accrued recruiting fees due to the withdrawal of students that attributed to the recoding of recruiting fee income. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to increase through the end of fiscal 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Online Distance Learning Segment (Continued)

General and Administrative Expenses

         General and administrative expenses, which includes salaries, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $171,926 for the three months ended September 30, 2003 as compared to $265,706 for the three months ended September 30, 2002. This amounted to 80.23% of net revenues for the three months ended September 30, 2003 as compared to 94.7% for the three months ended September 30, 2002. The decrease was primarily due to the following factors:

         The cost of professional fees decreased to $15,634 for the three months ended September 30, 2003 as compared to $25,634 for the three months ended September 30, 2002. During the three months ended September 30, 2002, we incurred additional costs associated with the filing of a registration statement with the Securities and Exchange Commission and incurred legal expenses in connection with the dismissal of a lawsuit. For the three months ended September 30, 2003, salaries were $93,526 as compared to salaries of $84,888 for the three months ended September 30, 2002. The increase in salaries was attributable to new staff recruited as an effort to increase the number of student enrolled. Additionally, we experienced a decrease in postage and delivery and telephone expenses due to a decrease in student activity. We incurred bad debt expense of $(10,076) for the three months ended September 30, 2003 as compared to $86,578 for the three months ended September 30, 2002 For the three months ended September 30, 2003, we reduced our allowance for doubtful account die to the withdrawal of inactive students.

Interest Income

         Interest income was $90 for the three months ended September 30, 2003 as compared to $6,768 for the three months ended September 30, 2002, a decrease of $6,678 due to the fact that cash was transferred to our wireless segment. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Wireless and Web Solutions Segment

         For the three months ended September 30, 2003 and 2002, we had net revenues of $52,787 and $175,907, respectively, which consisted of the following:

         Equipment Sales ........................   $    848   $ 97,090
         Wireless Solutions and Web Services ....     17,851     60,511
         Other ..................................     34,088     18,306
                                                    --------   --------
                                                    $ 52,787   $175,907
                                                    ========   ========

         For the three months ended September 30, 2002, equipment sales included revenues from the sale of telephone equipment or approximately $78,000 that we no longer sell in the current period. Additionally, in the three months ended September 30, 2002, we had non-recurring revenues from certain web related development service amounting to approximately $30,000.

         For the three months ended September 30, 2003 and 2002, we incurred cost of sales related to the sale of equipment of $9,083 and $98,010, respectively.

         For the three months ended September 30, 2003 and 2002, we incurred research and development expenses from the development of our new products of $17,641 and $21,968, respectively.

         For the three months ended September 30, 2003, selling and promotion expenses amounted to $35,940, which included $18,365 in commission expense, $8,138 in advertising expense, printing and reproduction expense of $3,848, and travel expenses of $5,589. For the three months ended September 30, 2002, selling and promotion expenses amounted to $74,902, which included $4,732 in commission expense, $2,088 in advertising expense, $51,510 of trade show expense, and other expenses.

         For the three months ended September 30, 2003, we incurred $269,227 of general and administrative expenses, which included salaries expense of $104,643, consulting expense of $74,483, computer and internet related expenses of $1,323, rent expense of $10,804, professional fees of $9,946 and other expenses. For the three months ended September 30, 2002, we incurred $208,106 of general and administrative expenses, which included salaries of $117,894, consulting expense of $18,000, computer and internet related expenses of $3,037, rent expense of $4,308, licensing fees of $7,656 and other expenses. The increase in consulting fees for the three months ended September 30, 2003 as compared to the three months September 30, 2002 was attributable to an increase in fees paid for public relations services related to our MommyTrack product. The increase in rent expense for the three months ended September 30, 2003 as compared to the three moths ended September 30, 2002 was attributable the increase in rent allocated to our wireless segment related to an increase in office space used by this segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Wireless and Web Solutions Segment (Continued)

         For the three months ended September 30, 2003 and 2002, interest income was $3,692 and $1,946, respectively. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

Overall Consolidated results

Net income (loss)

         As a result of the foregoing factors, we recognized a net loss of $(240,904) or $(.03) per share on a consolidated basis for the three months ended September 30, 2003 as compared to net loss of $(146,820) or $(.02) per share for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, we had $814,197 in cash and equivalents and a short-term investment on hand to meet our obligations.

         During the three months ended September 30, 2003, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

         Net cash used in operations was $165,707 for the three months ended September 30, 2003 as compared to net cash used in operations of $112,471 for the three months ended September 30, 2002. We used additional cash funds for salaries and expenses related to the development of our wireless security products and a significant decrease in revenues. We feel that with expected positive cash flow, our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash used in investing activities for the three months ended September 30, 2003 was $20,128 as compared to $17,193 for the three months ended September 30, 2002 and related to the acquisition of property and equipment of $16,798 and an increase in a short-term investment of $3,330. During the three months ended September 30, 2003, we acquired computer equipment to be used in the development of our wireless solutions.

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

         We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. We adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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

         Percentage of Course Completed         Amount of Tuition Obligated
         ------------------------------         ---------------------------
              10% of less                            10% of tuition
              Between 11% - 25%                      25% of tuition
              Between 26% - 50%                      50% of tuition
              Over 50%                               Obligated for full tuition.

         When a student withdraws, we write off the remaining tuition receivable balance against the remaining unearned revenue balance and recorded a net increase or decrease to net revenues. The effect on net revenues was approximately a decrease of approximately $2,000 for the three months ended September 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

CRITICAL ACCOUNTING POLICIES (Continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 18, 2003, the Company issued 15,000 shares of common stock to independent directors for services rendered. Such shares were valued at their market value on the date of issuance at $1.02 per share and recorded consulting expense of $15,300 related to the consulting services.

         On September 18, 2003, the Company issued 13,080 shares of common stock for debt amounting to $9,000. Such shares were valued at their market value at the beginning of the quarter of the services performed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         31.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)

         31.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)

         32.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (3)

         32.1 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (3)

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                          CENUCO, INC. AND SUBSIDIARIES

               Dated: November 14, 2003   By: /s/ Steven Bettinger
                                              ---------------------------
                                              Steven Bettinger, President
                                              and Chief Executive Officer

               Dated: November 14, 2003   By: /s/ Robert Bettinger
                                              -----------------------------
                                              Robert Bettinger, Chairman of the
                                              Board, Treasurer, Principal
                                              Financial and Accounting Officer