Form 10QSB
period 2003-12-31
CENUCO INC
filed 2004-02-13
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the fiscal quarter ended:               December 31, 2003
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

On February 10, 2004, the issuer had outstanding 10,146,605 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2003
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

            Consolidated Balance Sheets
             As of December 31, 2003 (Unaudited) and June 30, 2003...........3-4

            Consolidated Statements of Operations (Unaudited)
             For the Three and Six Months Ended December 31, 2003 and 2002.....5

            Consolidated Statements of Cash Flows (Unaudited)
             For the Six Months Ended December 31, 2003 and 2002.............6-7

            Condensed Notes to Consolidated Financial Statements............8-12

   Item 2 - Management's Discussion and Analysis and Results of Operations.13-22

   Item 3 - Control and Procedures............................................22


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................23

   Item 2 - Changes in Securities and Use of Proceeds.........................23

   Item 4 - Submission of Matters to a Vote of Security Holders...............23

   Item 5 - Other Information.................................................23

   Item 6 - Exhibits and Reports on Form 8-K..................................24


SIGNATURES....................................................................24

                                 CENUCO, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                    December 31,    June 30,
                                                                        2003          2003
                                                                    ------------  -----------
                                                                     (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents ....................................  $   103,847   $   295,088
    Short-term Investment ........................................      709,905       701,614
    Tuition Receivable - current  (Net of Allowance for
        Doubtful Accounts of $88,222 and $108,000, respectively) .      710,327       870,261
    Accounts Receivable (Net of Allowance for Doubtful
        Accounts of $4,027 and $9,027, respectively) .............       20,384        19,262
    Inventories ..................................................       23,185        32,814
    Deferred Recruiting Fees .....................................       30,947        45,852
    Other Current Assets .........................................       33,862        28,122
                                                                    -----------   -----------

        Total Current Assets .....................................    1,632,457     1,993,013
                                                                    -----------   -----------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ..............................      197,569       170,225
    Furniture, Fixtures and Office Equipment .....................       50,699        50,699
    Leasehold Improvements .......................................        3,051         3,051
                                                                    -----------   -----------
                                                                        251,319       223,975

    Less: Accumulated Depreciation ...............................     (121,778)      (98,646)
                                                                    -----------   -----------

        Total Property and Equipment .............................      129,541       125,329
                                                                    -----------   -----------

OTHER ASSETS:
    Tuition Receivable - non-current (Net of Allowance for
        Doubtful Accounts of $351,196 and $346,000, respectively)       503,643       542,310
    Deferred Recruiting Fees .....................................       39,387        36,121
    Security Deposits ............................................        8,642         8,642
                                                                    -----------   -----------

        Total Other Assets .......................................      551,672       587,073
                                                                    -----------   -----------

        Total Assets .............................................  $ 2,313,670   $ 2,705,415
                                                                    ===========   ===========

                  See accompanying notes to consolidated financial statements

                                 CENUCO, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (continued)
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    December 31,    June 30,
                                                                        2003          2003
                                                                    ------------  -----------
                                                                     (Unaudited)
CURRENT LIABILITIES:
    Accounts Payable .............................................  $    28,556   $    21,762
    Unearned Revenues ............................................    1,086,718       984,396
    Accrued Recruiting Fees ......................................        7,494        20,544
    Other Accrued Expenses .......................................       33,366        90,695
                                                                    -----------   -----------

        Total Current Liabilities ................................    1,156,134     1,117,397
                                                                    -----------   -----------

NON-CURRENT LIABILITIES:
    Unearned Revenues ............................................    1,362,078     1,528,502
    Accrued Recruiting Fees ......................................        8,240        16,184
                                                                    -----------   -----------

        Total Non-Current Liabilities ............................    1,370,318     1,544,686
                                                                    -----------   -----------

        Total Liabilities ........................................    2,526,452     2,662,083
                                                                    -----------   -----------

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
        No Shares Issued and Outstanding) ........................            -             -
    Common Stock ($.001 Par Value; 25,000,000 Shares Authorized;
        9,369,141 and  8,981,061 Shares Issued and Outstanding at
        December 31, 2003 and June 30, 2003, respectively) .......        9,369         8,981
    Common Stock Issuable (777,464 shares) .......................          777             -
    Additional Paid-in Capital ...................................    2,829,423     1,671,827
    Accumulated Deficit ..........................................   (2,253,926)   (1,611,476)
    Deferred Compensation ........................................     (798,425)      (26,000)
                                                                    -----------   -----------

        Total Stockholders' Equity (Deficit) .....................     (212,782)       43,332
                                                                    -----------   -----------

        Total Liabilities and Stockholders' Equity (Deficit) .....  $ 2,313,670   $ 2,705,415
                                                                    ===========   ===========

                  See accompanying notes to consolidated financial statements

                                      CENUCO, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended  For the Six Months Ended
                                                         December 31,                December 31,
                                                  -------------------------   -------------------------
                                                      2003          2002          2003          2002
                                                  -----------   -----------   -----------   -----------
                                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
NET REVENUES:
    Tuition and Tuition-related ................  $   244,705   $   371,553   $   459,004   $   652,172
    Wireless Products and Services .............       36,930       109,361        89,717       285,268
                                                  -----------   -----------   -----------   -----------

NET REVENUES ...................................      281,635       480,914       548,721       937,440
                                                  -----------   -----------   -----------   -----------

COSTS AND EXPENSES:
    Cost of Equipment Sales ....................        5,290        49,006        14,373       147,016
    Instructional and Educational Support ......       18,103        32,806        26,670        52,874
    Research and Development ...................        2,930         1,639        20,571        23,607
    Selling and Promotion ......................       62,814       102,299        98,142       216,765
    General and Administrative .................      599,107       633,431     1,040,260     1,107,243
                                                  -----------   -----------   -----------   -----------

        Total Operating Expenses ...............      688,244       819,181     1,200,016     1,547,505
                                                  -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS ...........................     (406,609)     (338,267)     (651,295)     (610,065)

OTHER INCOME:
    Interest Income ............................        5,063         4,703         8,845        13,417
                                                  -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES .......................     (401,546)     (333,564)     (642,450)     (596,648)

INCOME TAX BENEFIT (EXPENSE):
    Deferred Income Tax ........................            -        82,460             -       198,724
                                                  -----------   -----------   -----------   -----------

        Total Income Tax Benefit (Expense) .....            -        82,460             -       198,724
                                                  -----------   -----------   -----------   -----------

NET LOSS .......................................  $  (401,546)  $  (251,104)  $  (642,450)  $  (397,924)
                                                  ===========   ===========   ===========   ===========


    Net Loss Per Common Share - Basic ..........  $     (0.04)  $     (0.03)  $     (0.07)  $     (0.05)
                                                  ===========   ===========   ===========   ===========

    Weighted Common Shares Outstanding - Basic .    9,224,487     8,705,656     9,104,605     8,703,562
                                                  ===========   ===========   ===========   ===========

                       See accompanying notes to consolidated financial statements

                                 CENUCO, INC. AND SUBSIDIAIRES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Six Months Ended
                                                                       December 31,
                                                               -------------------------------
                                                                   2003                2002
                                                               -----------         -----------
                                                               (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..........................................        $  (642,450)        $  (397,924)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation ...............................             23,132              17,985
           Stock-Based Compensation ...................            277,336              18,474
           Deferred Income Taxes ......................                  -            (198,724)
           Provision for Doubtful Accounts ............            (19,548)            127,123

           (Increase) Decrease in:
             Tuition Receivable .......................            179,271             280,621
             Accounts Receivable ......................              3,878             (24,917)
             Inventories ..............................              9,629              50,458
             Deferred Recruiting Fees .................             14,905               1,371
             Other Current Assets .....................             (5,740)             (6,892)
         Other Assets:
             Tuition Receivable - Non-current .........             33,878            (275,029)
             Deferred Recruiting Fees - Non-current ...             (3,266)               (249)

           Increase (Decrease) in:
              Accounts Payable ........................              6,794               7,369
              Unearned Revenues .......................            102,322             118,625
              Accrued Recruiting Fees .................            (13,050)            (27,952)
              Other Accrued Expenses ..................            (48,329)                738
         Other Liabilities:
              Unearned Revenues - Non-current .........           (166,424)             50,631
              Accrued Recruiting Fees - Non-current ...             (7,944)             (4,097)
                                                               -----------         -----------

Net Cash Flows Used in Operating Activities ...........           (255,606)           (262,389)
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in Short-term Investment .................             (8,291)                  -
    Acquisition of Property and Equipment .............            (27,344)            (37,817)
                                                               -----------         -----------

Net Cash Flows Used in Investing Activities ...........            (35,635)            (37,817)
                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock ................            100,000                   -
                                                               -----------         -----------

Net Decrease in Cash and Cash Equivalents .............           (191,241)           (300,206)

Cash and Cash Equivalents - Beginning of Year .........            295,088           1,529,851
                                                               -----------         -----------

Cash and Cash Equivalents - End of Period .............        $   103,847         $ 1,229,645
                                                               ===========         ===========

                  See accompanying notes to consolidated financial statements

                                 CENUCO, INC. AND SUBSIDIAIRES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (continued)
                                                                  For the Six Months Ended
                                                                       December 31,
                                                               -------------------------------
                                                                   2003                2002
                                                               -----------         -----------
                                                               (Unaudited)         (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ...........................................        $         -         $         -
                                                               ===========         ===========
   Income Taxes .......................................        $         -         $         -
                                                               ===========         ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt ......................        $     9,000         $         -
                                                               ===========         ===========
    Common stock issued for  future services ..........        $ 1,195,585         $         -
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

Additionally, through our subsidiary Barrington University, we are engaged in the online distance learning industry with a focus on the international, mid-career adult and corporate training markets. Our management has been engaged in this business since 1993, through various predecessor entities (the "Predecessors"). We own and operate an online distance learning university and nutrition academy that offers licensed certificate and degree programs in a variety of concentrations to students in over 80 countries worldwide. We are licensed by the State Education Departments of the States of Alabama and Florida, respectively. In addition to online training, we develop wireless applications for schools and enterprise companies.

Our executive office is located at 6421 Congress Ave, Suite 201, Boca Raton, Florida 33487 and we have an administrative office at 801 Executive Park Drive, Mobile, Alabama 36606.

Our reportable segments are strategic business units that offer different products, which complement each other. They are managed separately based on the fundamental differences in their operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2003 and notes thereto contained in the Company's report on Form 10-KSB as filed with the SEC. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year ending June 30, 2004.

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

REVENUE RECOGNITION

In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services, the Company recognizes revenue as services are performed or products are delivered. The Company has executed a distribution agreement whereby the distributor may purchase wireless product on consignment. Any sales made to the distributor under this agreement will be recorded as a deferred revenue liability until such time as the distributor has sold the product at which time the Company will recognize the related revenues.

The Company recognizes tuition and registration revenues from its online distance learning segment based on the number of courses actually completed in each student's course of study. For example, if a student completes three out of his nine required courses, the Company will recognize 33% of the tuition regardless of the amount of time that the student has taken to fulfill these requirements.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. The reconciliation between the computations is as follows:

                                         Net Loss      Basic Shares    Basic EPS
                                        -----------    ------------    ---------
Six months ended December 31, 2003 .... $ (642,450)     9,104,605       $ (.07)
Six months ended December 31, 2002 .... $ (397,924)     8,703,562       $ (.05)
Three months ended December 31, 2003 .. $ (401,546)     9,224,487       $ (.04)
Three months ended December 31, 2002 .. $ (251,104)     8,705,656       $ (.03)

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended December 31, 2003 and 2002:

                                      For the six months ended
                                             December 31,
                                    -----------------------------
                                        2003              2002
                                    -----------       -----------
         Net loss:
             As reported .......... $ (642,450)       $ (397,924)
             Pro forma ............   (708,609)         (397,924)

         Basic loss per share:
             As reported ..........       (.07)             (.05)
             Pro forma ............       (.08)             (.05)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

On December 10, 2003, the Board of Directors approved an increase in the authorized common shares to 25,000,000.

On December 10, 2003, the Company issued 260,000 shares of common stock to officers of the Company and to independent directors for services rendered. Such shares were valued at their market value on the date of issuance at $.71 per share. The Company recorded compensation of $184,600 related to these services.

On December 10, 2003, in connection with consulting agreements, the Company was to issue 777,464 restricted shares of common stock for services rendered and to be rendered in the future. As of December 31, 2003, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet. The Company valued these shares at their market value on the date of issuance of $.71 per share. In connection with these shares, the Company recorded compensation of $39,980 and deferred compensation of $512,019, which will be amortized over the service period.

On December 31, 2003, in connection with a private placement, the Company sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. The warrants expire on December 31, 2008.

COMMON STOCK WARRANTS

On December 10, 2003, the Company entered into a thirteen month agreement with two consultants beginning on December 18, 2003. The consultants received an aggregate of 850,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 64 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5.00 years. In connection with these warrants, the Company recorded compensation expense of $11,456 for the six months ended December 31, 2003 and deferred compensation of $286,406, which will be amortized over the service period. The warrants expire on December 18, 2008.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - SEGMENT INFORMATION

For the three and six months ended December 31, 2003 and 2002, the Company operated in two reportable business segments - (1) the online distance learning industry and (2) the development and sales of wireless solutions and web services. The online distant learning segment provides internet education to student internationally. The latter segment includes development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the three and six months ended December 31, 2003 and 2002 is as follows:

                                  For the Three Months Ended       For the Six Months Ended
                                          December 31,                    December 31,
                                      2003           2002            2003             2002
                                   ---------      ---------      -----------      -----------
Net Sales:
  Online distance learning ...     $ 244,705      $ 371,553      $   459,004      $   652,172
  Wireless solutions .........        36,930        109,361           89,717          285,268
                                   ---------      ---------      -----------      -----------
     Total Net Sales .........       281,635        480,914          548,721          937,440
                                   ---------      ---------      -----------      -----------

Costs and Operating Expenses:
  Online distance learning ...       260,739        410,010          440,620          735,348
  Wireless solutions .........       427,505        409,171          759,396          812,157
                                   ---------      ---------      -----------      -----------
     Total Costs and Operating
       Expenses ..............       688,244        819,181        1,200,016        1,547,505
                                   ---------      ---------      -----------      -----------

Interest Income:
  Online distance learning ...             -          2,222               90            8,990
  Wireless solutions .........         5,063          2,481            8,755            4,427
                                   ---------      ---------      -----------      -----------
     Total Interest Income ...         5,063          4,703            8,845           13,417
                                   ---------      ---------      -----------      -----------

Net Income (Loss):
  Online distance learning ...       (16,034)      (126,327)          18,474          (48,014)
  Wireless solutions .........      (385,512)      (124,777)        (660,924)        (349,910)
                                   ---------      ---------      -----------      -----------
     Total Net Loss: .........     $(401,546)     $(251,104)     $  (642,450)     $  (397,924)
                                   =========      =========      ===========      ===========

Total Assets:
  Online distance learning ................................      $ 1,341,966      $ 2,951,278
  Wireless solutions ......................................          971,704        1,225,021
                                                                 -----------      -----------
                                                                 $ 2,313,670      $ 4,176,299
                                                                 ===========      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2003 and notes thereto contained in the Report on Form 10-KSB of Cenuco, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Cenuco, Inc. for the six months ended December 31, 2003 and 2002, respectively.

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

         Reflecting the changing focus of our business, we plan to accelerate the development of our suite of fully integrative wireless solutions for the Security, Real Estate and Insurance markets. We have focused on our development of wireless applications, while maintaining our market presence in the distance-learning sector. We have continued to try and expand our online distance- learning programs and have been restructuring and improving our efforts to obtain our goals through increased mentoring programs to facilitate the completion of course work, increased marketing efforts and improvement in our on-line learning technologies. Additionally, we are seeking opportunities to expands our programs in Asia and South America. We have hired additional sales people for our online distance learning segment.

         Our wireless segment has produced viable solutions for the real estate and security markets. In addition, we launched our retail line of wireless video monitoring solutions, MommyTrack(TM). For the six months December 31, 2003, revenue from our MommyTrack product amounted to approximately $7,300.

         Through Barrington University, our subsidiary, we are engaged in the online distance learning business with a focus on the international, second-career adult and corporate training markets. We currently operate our main school, Barrington University, from Mobile, Alabama, where the State of Alabama Department of Education, Code of Alabama, Title 16-46-1 through 10, licenses the school. We offer degrees and training programs to students in over 90 countries and in multiple languages. The programs are "virtual" in their delivery format and can be completed from a laptop, home computer or through a wireless device.

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

         We operate in two reportable business segments - (1) the development and sales of wireless solutions and web services, and (2) the online distance learning industry. The first segment includes development of business-to-business and business-to-consumer wireless applications, and state of the art web technology and design services. Our reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and are discussed separately below.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

CONSOLIDATED RESULTS

         The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

         For the six months ended December 31, 2003, we had a 41% decrease in earned revenues to $548,721 from $937,440 for the six months ended December 31, 2002.

Cost of Equipment Sales

         For the six months ended December 31, 2003 and 2002, we incurred cost of sales related to the sale of equipment of $14,373 and $147,016, respectively.

Instruction and Educational Support

         Instruction and educational support expenses related to our online distant-learning segment. For the six months ended December 31, 2003, instructional and educational support expenses decreased by 50% to $26,670 or 4.9% of net revenues as compared to $52,874 or 5.6% of net revenues for the six months ended December 31, 2002.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising, trade show expense, and travel. For the six months ended December 31, 2003, selling and promotion expenses decreased by 54.7% to $98,142 or 17.9% of net revenues as compared to $216,765 or 23.1% of net revenues for the six months ended December 31, 2002.

General and Administrative Expenses

         General and administrative expenses, which includes salaries, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $1,040,260 for the six months ended December 31, 2003 as compared to $1,107,243 for the six months ended December 31, 2002. This amounted to 190.0% of net revenues for the six months ended December 31, 2003 as compared to 118.1% for the six months ended December 31, 2002.

Interest Income

         Interest income was $8,845 for the six months ended December 31, 2003 as compared to $13,417 for the six months ended December 31, 2002, a decrease of $4,572.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

Income Taxes

         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of December31, 2002, we did not record a valuation allowance on the deferred tax assets because the Company's ability to realize these benefits was "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at December 31, 2002. As of December 31, 2003, the net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $1,400,000 expires beginning in 2017. Internal Revenue Code
Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

ONLINE DISTANCE LEARNING SEGMENT

REVENUES

         For the six months ended December 31, 2003, we had a 29.6% decrease in earned revenues to $459,004 from $652,172 for the six months ended December 31, 2002. The decrease in revenues is due primarily to a decrease in the number of students that have completed courses in our programs at a slower rate than expected. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. The general slowdown in course completion by our students had an adverse effect on our revenues. We are making efforts to mentor our students and are encouraging them to complete their respective coursework. These efforts include telephone calls, emails, letters, and the offering of incentives to students. We have recently increased our marketing efforts and we have seen an increase in student enrollment in the quarter ended December 31, 2003 and expect student enrollment to continue increase in the third quarter of fiscal 2004.

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

         PERCENTAGE OF COURSE COMPLETED     AMOUNT OF TUITION OBLIGATED
         ------------------------------     ---------------------------
                  10% of less                     10% of tuition
                  Between 11% - 25%               25% of tuition
                  Between 26% - 50%               50% of tuition
                  Over 50%                        Obligated for full tuition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

         When a student withdraws, we write off the remaining tuition receivable balance against the remaining unearned revenue balance and recorded a net increase or decrease to net revenues. The effect on net revenues was approximately a decrease of approximately $2,000 for the six months ended December 31, 2003.

EXPENSES

Instruction and Educational Support

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as course development fees, credit card fees, computer related expenses, and printing fees. For the six months ended December 31, 2003, instructional and educational support expenses decreased by 50% to $26,670 or 5.8% of net tuition and tuition-related revenues as compared to $52,874 or 8.1% of net tuition and tuition-related revenues for the six months ended December 31, 2002. The decrease in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we have enrolled fewer students in the current period and we are able to purchase text books from a new supplier at reduced prices. Accordingly, student supply expense was $4,391 or 1.0% of net tuition and tuition-related revenues for the six months ended December 31, 2003 as compared to $12,745 or 2.0% of revenue for the six months ended December 31, 2002. Printing and reproduction costs decreased to $9,703 for the six months ended December 31, 2003 as compared to $15,631 for the six months ended December 31, 2002. Computer and internet expenses increased to $7,211 for the six months ended December 31, 2003 as compared to $3,420 for the three months ended September 30, 2002. Additionally, we didn't incurred costs associated with course development for the six months ended December 31, 2003 as compared to $8,292 for the six months ended December 31, 2002.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising and travel. For the six months ended December 31, 2003, selling and promotion expenses decreased by 55% to $41,385 or 9.0% of net tuition and tuition-related revenues as compared to $91,776 or 14% of similar net revenues for the six months ended December 31, 2002. The decrease in selling and promotion expenses is attributable to the shift in our selling and promotion efforts to our wireless solutions segment. We have refocused our efforts on our distant learning segment and plan to increase our advertising and marketing efforts. For the six months ended December 31. 2003, advertising expense amounted to $20,052 as compared to $64,429 for the six months ended December 31, 2002. Additionally, our recruiting fees decreased to $18,323 for six months ended December 31, 2003 from $19,557 for the six months ended December 31, 2002. The decrease is attributable to our decreased use of recruiters to obtain students and a general slow-down in new students. Additionally, during the six months ended December 31, 2003, we reversed accrued recruiting fees due to the withdrawal of students that attributed to the recording of recruiting fee income. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to increase through the end of fiscal 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

ONLINE DISTANCE LEARNING SEGMENT (CONTINUED)

General and Administrative Expenses

         General and administrative expenses, which includes salaries, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $372,565 for the six months ended December 31, 2003 as compared to $590,698 for the six months ended December 31, 2002. This amounted to 81.2% of net tuition and tuition-related revenues for the six months ended December 31, 2003 as compared to 90.6% for the six months ended December 31, 2002. The change was directly attributable to increased non-cash compensation expense from the issuance of common stock and grants of stock options and warrants for services offset by decreases in operating expenses and was primarily due to the following factors:

         The cost of professional fees decreased to $33,071 for the six months ended December 31, 2003 as compared to $57,385 for the six months ended December 31, 2002. During the six months ended December 31, 2002, we incurred additional costs associated with the filing of a registration statement with the Securities and Exchange Commission and incurred legal expenses in connection with the dismissal of a lawsuit. For the six months ended December 31, 2003, salaries were $141,782 as compared to salaries of $145,527 for the six months ended December 31, 2002. Additionally, we experienced a decrease in postage and delivery and telephone expenses due to a decrease in student activity. We incurred bad debt expense of $(14,548) for the six months ended December 31, 2003 as compared to $253,524 for the six months ended December 31, 2002 For the six months ended December 31, 2003, we reduced our allowance for doubtful account due to the withdrawal of inactive students. For the six moths ended December 31, 2003, we recorded non-cash compensation of $78,087 from the issuance of common stock and granted of stock option and warrants for services.

Interest Income

         Interest income was $90 for the six months ended December 31, 2003 as compared to $8,990 for the six months ended December 31, 2002, a decrease of $8,900 due to the fact that cash was transferred to our wireless segment. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

WIRELESS AND WEB SOLUTIONS SEGMENT

         For the six months ended December 31, 2003 and 2002, we had net revenues from our wireless and web solutions segment of $89,717 and $285,268, respectively, which consisted of the following:

         Equipment and Software Sales ...........   $ 18,367   $157,194
         Wireless Solutions and Web Services ....     71,350    105,334
         Other ..................................          -     22,740
                                                    --------   --------
                                                    $ 89,717   $285,268
                                                    ========   ========

         For the six months ended December 31, 2002, equipment sales included revenues from the sale of telephone equipment or approximately $78,000 that we no longer sell in the current period. Additionally, in the six months ended December 31, 2002, we had non-recurring revenues from certain web related development service amounting to approximately $30,000.

         For the six months ended December 31, 2003 and 2002, we incurred cost of sales related to the sale of equipment of $14,373 and $147,106, respectively.

         For the six months ended December 31, 2003 and 2002, we incurred research and development expenses from the development of our new products of $20,571 and $23,607, respectively.

         For the six months ended December 31, 2003, selling and promotion expenses amounted to $56,757, which included $29,965 in commission expense, $11,122 in advertising expense, printing and reproduction expense of $3,848, and travel expenses of $11,873. For the six months ended December 31, 2002, selling and promotion expenses amounted to $124,989, which included $5,119 in commission expense, $17,865 in advertising expense, $58,534 of trade show expense, printing and reproduction expense of $14,635, travel expenses of $19,836, licensing fees of $20,418 and other expenses.

         For the six months ended December 31, 2003, we incurred $667,695 of general and administrative expenses, which included salaries expense of $235,681, consulting expense of $119,217, rent expense of $22,188, professional fees of $23,914 and other expenses. Additionally, for the six moths ended December 31, 2003, we recorded non-cash compensation of $138,450 from the issuance of common stock and grants of stock options and warrants for services. For the six months ended December 31, 2002, we incurred $516,545 of general and administrative expenses, which included salaries of $289,284, consulting expense of $36,000, computer and internet related expenses of $14,929, rent expense of $15,031, licensing fees of $31,577 and other expenses. The increase in consulting fees for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 was attributable to an increase in fees paid for public relations services related to our MommyTrack product. The increase in rent expense for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 was attributable the increase in rent allocated to our wireless segment related to an increase in office space used by this segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

WIRELESS AND WEB SOLUTIONS SEGMENT (CONTINUED)

         For the six months ended December 31, 2003 and 2002, interest income was $8,755 and $4,427, respectively. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

OVERALL CONSOLIDATED RESULTS

Net income (loss)

         As a result of the foregoing factors, we recognized a net loss of $(642,450) or $(.07) per share on a consolidated basis for the six months ended December 31, 2003 as compared to net loss of $(397,924) or $(.05) per share for the six months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had $813,752 in cash and equivalents and a short-term investment on hand to meet our obligations. In connection with a private placement, we sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. We plan on raising additional funds to expand our operations or to pursue acquisition opportunities or other expansion opportunities

         During the six months ended December 31, 2003, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

         Net cash used in operations was $255,606 for the six months ended December 31, 2003 as compared to net cash used in operations of $262,389 for the six months ended December 31, 2002. We feel that with expected positive cash flow, our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash used in investing activities for the six months ended December 31, 2003 was $35,635 as compared to $37,817 for six months ended December 31, 2002 and primarily related to the acquisition of property and equipment of $27,344 and $37,817 for the six months ended December 31, 2003 and 2002, respectively.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited financial statements included in Quarterly Report on Form 10-QSB for the year ended June 30, 2003. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

COMMON STOCK

         On December 10, 2003, the Board of Directors approved an increase in the authorized common shares to 25,000,000.

         On December 10, 2003, we issued 260,000 shares of common stock to officers of the Company and to independent directors for services rendered. Such shares were valued at their market value on the date of issuance at $.71 per share.

         On December 10, 2003, in connection with consulting agreements effective December 18, 2003, we were to issue 777,464 restricted shares of common stock for services rendered and to be rendered in the future. As of December 31, 2003, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

         On December 31, 2003, in connection with a private placement, we sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. The warrants expire on December 31, 2008.

COMMON STOCK WARRANTS

         On December 10, 2003, we entered into a thirteen month agreement with two consultants effective December 18, 2003. The consultants received an aggregate of 850,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire on December 18, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.4     Form of subscription agreement used in private placement

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

         32.1 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports On Form 8-K

         On December 19, 2003, we filed an 8-K reporting a change in our certifying accountants


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                        CENUCO, INC. AND SUBSIDIARIES


         Dated: February 13, 2004       By: /s/ Steven Bettinger
                                            --------------------
                                            Steven Bettinger, President and
                                            Chief Executive Officer


         Dated: February 13, 2004       By: /s/ Robert Bettinger
                                            --------------------
                                            Robert Bettinger, Chairman of the
                                            Board, Treasurer, Principal
                                            Financial and Accounting Officer