Form 10QSB
period 2004-03-31
CENUCO INC
filed 2004-05-13
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the fiscal quarter ended:               March 31, 2004
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

On April 30, 2004, the issuer had outstanding 11,872,974 shares of common stock, $.001 par value per share.

                         CENUCO, INC. AND SUBSIDIARIES
                                  FORM 10-QSB
                     QUARTERLY PERIOD ENDED MARCH 31, 2004
                                     INDEX






                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

            Consolidated Balance Sheets
             As of March 31, 2004 (Unaudited) and June 30, 2003................3

            Consolidated Statements of Operations (Unaudited)
             For the Three and Nine Months ended March 31, 2004 and 2003.......4

            Consolidated Statements of Cash Flows (Unaudited)
             For the Nine Months Ended March 2004 and 2003.....................5

            Condensed Notes to Consolidated Financial Statements............6-16

   Item 2 - Management's Discussion and Analysis and Results of Operations.16-26

   Item 3 - Control and Procedures............................................27


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................27

   Item 2 - Changes in Securities and Use of Proceeds.........................27

   Item 4 - Submission of Matters to a Vote of Security Holders...............28

   Item 5 - Other Information.................................................28

   Item 6 - Exhibits and Reports on Form 8-K..................................28


Signatures....................................................................28

                                       CENUCO, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS


                                                  ASSETS
                                                                                March 31,      June 30,
                                                                                  2004           2003
                                                                               -----------    -----------
                                                                               (Unaudited)
CURRENT ASSETS:
    Cash and Cash Equivalents ..............................................   $   121,585    $   295,088
    Short-term Investments .................................................     3,278,160        701,614
    Tuition Receivable - current (Net of Allowance for Doubtful Accounts
      of $100,666 and $108,000, respectively) ..............................       814,481        870,261
    Accounts Receivable (Net of Allowance for Doubtful Accounts of
      $2,400 and $9,027, respectively) .....................................        14,464         19,262
    Inventories ............................................................        15,904         32,814
    Deferred Recruiting Fees ...............................................        22,252         45,852
    Other Current Assets ...................................................         5,114         28,122
                                                                               -----------    -----------

        Total Current Assets ...............................................     4,271,960      1,993,013
                                                                               -----------    -----------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ........................................       205,107        170,225
    Furniture, Fixtures and Office Equipment ...............................        50,699         50,699
    Leasehold Improvements .................................................         3,051          3,051
                                                                               -----------    -----------
                                                                                   258,857        223,975

    Less: Accumulated Depreciation .........................................      (133,815)       (98,646)
                                                                               -----------    -----------

        Total Property and Equipment .......................................       125,042        125,329
                                                                               -----------    -----------

OTHER ASSETS:
    Tuition Receivable -non-current (Net of Allowance for Doubtful
      Accounts of $313,329 and $346,000, respectively) .....................       393,916        542,310
    Deferred Recruiting Fees ...............................................        36,307         36,121
    Security Deposits ......................................................         8,640          8,642
                                                                               -----------    -----------

        Total Other Assets .................................................       438,863        587,073
                                                                               -----------    -----------

        Total Assets .......................................................   $ 4,835,865    $ 2,705,415
                                                                               ===========    ===========
                                                                                     (continued)
                        See accompanying notes to consolidated financial statements

                                                   -3A-

                                       CENUCO, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                                (continued)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                March 31,      June 30,
                                                                                  2004           2003
                                                                               -----------    -----------
                                                                               (Unaudited)
CURRENT LIABILITIES:
    Accounts Payable .......................................................   $    42,637    $    21,762
    Unearned Revenues ......................................................       933,372        984,396
    Accrued Recruiting Fees ................................................         4,854         20,544
    Other Accrued Expenses .................................................        53,846         90,695
                                                                               -----------    -----------

        Total Current Liabilities ..........................................     1,034,709      1,117,397
                                                                               -----------    -----------

NON-CURRENT LIABILITIES:
    Unearned Revenues ......................................................     1,491,678      1,528,502
    Accrued Recruiting Fees ................................................         2,920         16,184
                                                                               -----------    -----------

        Total Non-Current Liabilities ......................................     1,494,598      1,544,686
                                                                               -----------    -----------

        Total Liabilities ..................................................     2,529,307      2,662,083
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
      No Shares Issued and Outstanding) ....................................             -              -
    Common Stock ($.001 Par Value; 25,000,000 Shares Authorized;
      10,153,271 and  8,981,061 Shares Issued and Outstanding at
      March 31, 2004 and June 30, 2003, respectively) ......................        10,153          8,981
    Common Stock Issuable (769,703 shares) .................................           770              -
    Additional Paid-in Capital .............................................     5,681,785      1,671,827
    Accumulated Deficit ....................................................    (2,779,347)    (1,611,476)
    Deferred Consulting ....................................................      (606,803)       (26,000)
                                                                               -----------    -----------

        Total Stockholders' Equity .........................................     2,306,558         43,332
                                                                               -----------    -----------

        Total Liabilities and Stockholders' Equity .........................   $ 4,835,865    $ 2,705,415
                                                                               ===========    ===========

                        See accompanying notes to consolidated financial statements

                                                   -3B-

                                       CENUCO, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended   For the Nine Months Ended
                                                            March 31,                  March 31,
                                                   --------------------------   -------------------------
                                                       2004          2003          2004           2003
                                                   ------------   -----------   -----------   -----------
                                                    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
NET REVENUES:
    Tuition and Tuition-related .................  $    320,068   $   377,693   $   779,072   $ 1,029,865
    Wireless Products and Services ..............        48,666        71,688       138,383       356,956
                                                   ------------   -----------   -----------   -----------

NET REVENUES ....................................       368,734       449,381       917,455     1,386,821
                                                   ------------   -----------   -----------   -----------

COSTS AND EXPENSES:
    Cost of Equipment Sales .....................         3,269         8,285        17,642       155,301
    Instructional and Educational Support .......        58,026        31,102        84,696        83,976
    Research and Development ....................         4,808        17,886        25,379        41,493
    Selling and Promotion .......................        90,035       104,630       188,177       321,395
    General and Administrative ..................       738,582       418,503     1,778,842     1,525,746
                                                   ------------   -----------   -----------   -----------

        Total Operating Expenses ................       894,720       580,406     2,094,736     2,127,911
                                                   ------------   -----------   -----------   -----------

LOSS FROM OPERATIONS ............................      (525,986)     (131,025)   (1,177,281)     (741,090)

OTHER INCOME:
    Interest Income .............................           565         3,059         9,410        16,476
                                                   ------------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES ........................      (525,421)     (127,966)   (1,167,871)     (724,614)

INCOME TAX BENEFIT (EXPENSE):
    Deferred Income Tax .........................             -        64,220             -       262,944
                                                   ------------   -----------   -----------   -----------

        Total Income Tax Benefit (Expense) ......             -        64,220             -       262,944
                                                   ------------   -----------   -----------   -----------

NET LOSS ........................................  $   (525,421)  $   (63,746)  $(1,167,871)  $  (461,670)
                                                   ============   ===========   ===========   ===========


      Net Loss Per Common Share - Basic .........  $      (0.05)  $     (0.01)  $     (0.12)  $     (0.05)
                                                   ============   ===========   ===========   ===========

      Weighted Common Shares Outstanding - Basic     10,197,290     8,714,757     9,466,185     8,707,239
                                                   ============   ===========   ===========   ===========


                        See accompanying notes to consolidated financial statements

                                                    -4-

                                       CENUCO, INC. AND SUBSIDIAIRES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              For the Nine Months Ended
                                                                                      March 31,
                                                                            -----------------------------
                                                                               2004              2003
                                                                            -----------       -----------
                                                                              (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss .........................................................      $(1,167,871)      $  (461,670)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation ..............................................           35,169            28,680
           Stock-Based Compensation ..................................          640,858            31,474
           Deferred Income Taxes .....................................                -          (262,944)
           Provision for Doubtful Accounts ...........................          (48,998)           76,098
           (Increase) Decrease in:
             Tuition Receivable ......................................           62,673           461,250
             Accounts Receivable .....................................           13,825           (27,958)
             Inventories .............................................           16,910            73,968
             Deferred Recruiting Fees ................................           23,600            22,972
             Other Current Assets ....................................           23,008            38,554
           Other Assets:
             Tuition Receivable - Non-current ........................          181,472           116,007
             Deferred Recruiting Fees - Non-current ..................             (184)            2,262
           Increase (Decrease) in:
              Accounts Payable .......................................           20,875             9,029
              Unearned Revenues ......................................          (51,024)         (383,577)
              Accrued Recruiting Fees ................................          (15,690)          (56,809)
              Other Accrued Expenses .................................          (27,849)          (28,054)
           Other Liabilities:
              Unearned Revenues - Non-current ........................          (36,824)          (49,161)
              Accrued Recruiting Fees - Non-current ..................          (13,264)           (8,269)
                                                                            -----------       -----------

Net Cash Flows Used in Operating Activities ..........................         (343,314)         (418,148)
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in Short-term Investment ................................       (2,576,546)                -
    Acquisition of Property and Equipment ............................          (34,882)          (62,893)
                                                                            -----------       -----------

Net Cash Flows Used in Investing Activities ..........................       (2,611,428)          (62,893)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Exercise of Stock Options ..........................            2,800                 -
    Proceeds from Sale of Common Stock ...............................        2,778,439                 -
                                                                            -----------       -----------

Net Cash Flows Used in Financing Activities ..........................        2,781,239                 -
                                                                            -----------       -----------

Net Decrease in Cash and Cash Equivalents ............................         (173,503)         (481,041)

Cash and Cash Equivalents - Beginning of Year ........................          295,088         1,529,851
                                                                            -----------       -----------

Cash and Cash Equivalents - End of Period ............................      $   121,585       $ 1,048,810
                                                                            ===========       ===========
                                                                                     (continued)
                        See accompanying notes to consolidated financial statements

                                                   -5A-

                                       CENUCO, INC. AND SUBSIDIAIRES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (continued)
                                                                              For the Nine Months Ended
                                                                                      March 31,
                                                                            -----------------------------
                                                                               2004              2003
                                                                            -----------       -----------
                                                                            (Unaudited)       (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ..........................................................      $         -       $         -
                                                                            ===========       ===========
   Income Taxes ......................................................      $         -       $         -
                                                                            ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt .....................................      $     9,000       $         -
                                                                            ===========       ===========
    Common stock issued for  future services .........................      $   830,362       $         -
                                                                            ===========       ===========



                        See accompanying notes to consolidated financial statements

                                                   -5B-

                          CENUCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Currently, Cenuco, Inc., (a Delaware corporation) and Subsidiaries (the "Company") is engaged in two different business segments:

Cenuco has pioneered the ability to transmit live streaming video onto cellular phones, cellular capable Personal Digital Assistants, 802.x devices, and remote computers. The patent pending core technology has been productized as a security remote video monitoring family of products for the retail/consumer, small to medium size enterprise, as well as for large enterprise, government, and homeland security market sectors. Cenuco's cellular remote video monitoring products are approved for sale to all Federal and military agencies, including the Department of Homeland Security. The Company was issued a five-year General Services Administration Contract number, GS-04F-0025N, in July 2003. Cenuco also develops wireless solutions and web services for the academic, real estate, and other markets.

Additionally, we are engaged in the online distance learning industry with a focus on the international, mid-career adult and corporate training markets since 1993 through various predecessor entities. We own and operate an online distance learning university and nutrition academy that offers licensed certificate and degree programs in a variety of concentrations to students in over 90 countries worldwide. We are licensed by the State Education Departments of the States of Alabama and Florida, respectively. In addition to online training, we develop wireless applications for schools and enterprise companies.

Our offices are located at 6421 Congress Ave, Suite 201, Boca Raton, Florida 33487 and 801 Executive Park Drive, Mobile, Alabama 36606.

Our reportable segments are strategic business units that offer different products, which complement each other. They are managed separately based on the fundamental differences in their operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2003 and notes thereto contained in the Company's report on Form 10-KSB as filed with the SEC. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending June 30, 2004.

Certain reclassifications have been made to the prior period's consolidated statements of operations to conform to the current period's presentation.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories, consisting of security cameras and equipment, are stated at the lower of cost or market utilizing the first-in, first-out method.

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art wireless technology and services, the Company recognizes revenue as services are performed on a pro-rata basis over the contract term or products are delivered. The Company has executed a distribution agreement whereby the distributor may purchase wireless product on consignment. Any sales made to the distributor under this agreement will be recorded as a deferred revenue liability until such time as the distributor has sold the product at which time the Company will recognize the related revenues.

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

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the nine months ended March 31, 2004 and 2003:

                                                   For the nine months ended
                                                           March 31,
                                                   -------------------------
                                                       2004           2003
                                                   -----------     ---------

   Net loss as reported .......................    $(1,167,871)    $(461,670)
   Add: total stock-based employee
   compensation expense determined under
   fair value based method, net of
   related tax effect .........................        (46,791)      (99,320)
                                                   -----------     ---------

   Pro forma net loss .........................    $(1,214,662)    $(560,990)
                                                   ===========     =========

   Basic loss per share:
                  As reported .................    $      (.12)    $    (.05)
                                                   ===========     =========
                  Pro forma ...................    $      (.13)    $    (.06)
                                                   ===========     =========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. The reconciliation between the computations is as follows:

                                        Net Loss       Basic Shares    Basic EPS
                                      -------------    ------------    ---------
Nine months ended March 31, 2004 .... $ (1,167,871)      9,466,185      $ (.12)
Nine months ended March 31, 2003 .... $   (461,670)      8,707,239      $ (.05)
Three months ended March 31, 2004 ... $   (525,421)     10,197,290      $ (.05)
Three months ended March 31, 2003 ... $    (63,746)      8,714,757      $ (.01)

INTANGIBLES AND OTHER LONG-LIVED ASSETS

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company's acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards ("SFAS") No. 142, effective the first quarter of the year ended December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement did not have a material effect on the Company's results of operations or financial position.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. This interpretation clarifies that a guarantor is required to recognize, at the inception of certain types of guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning the Company's interim period commencing July 1, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFA 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant effect on the company's financial statement presentation or disclosures.

In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company's historical disclosure.

NOTE 3 - STOCKHOLDERS' EQUITY

COMMON STOCK

In September 2003, the Company issued 13,080 shares of common stock to a consultant to settle debt of $9,000, which was outstanding as of June 30, 2003 for services previously rendered.

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

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

NOTE 3 - STOCKHOLDERS' EQUITY (continued)

COMMON STOCK (CONTINUED)

On December 10, 2003, in connection with consulting agreements, the Company issued 777,464 restricted shares of common stock for services rendered and to be rendered in the future. The Company valued these shares at their market value on the date of issuance of $.71 per share or a total of $551,999. In connection with these shares, the Company recorded consulting expense of $162,865 for the nine months ended March 31, 2004 and had deferred consulting expense of $389,134 at March 31, 2004, which will be amortized over the service period.

On December 31, 2003, in connection with a private placement, the Company sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. The warrants expire on December 31, 2008.

On March 2, 2004, in connection with a new employee, the Company is to issue 17,000 shares of common stock. The Company valued these shares at their market value on the date of issuance of $5.00 per share and recorded non-cash compensation of $85,000. As of March 31, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

During the quarter ended March 31, 2004, the Company shall issue 2,703 shares of common stock for services rendered. The Company valued these shares at their market value on the first date at the beginning of the service period at $1.10 to $4.50 per share and recorded professional fees of $3,000. As of March 31, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

During the quarter ended March 31, 2004, the Company issued 6,666 shares of common stock upon the exercise of an option for proceeds of $2,800

In March 2004, the Company consummated a capital raise through a private placement offered to accredited investors. The Company offered, through a placement agent, investment units each consisting of 5,000 shares of its common stock offered at $4.00 per share with a callable warrant to purchase 5,000 shares of its common stock at $4.50 per share. The private placement was originally to be for a maximum amount of $5,000,000, but was subsequently increased to a maximum of $6,000,000. As of March 31, 2004, the Company sold 15,000 units under the private placement aggregating 750,000 shares of common stock and 750,000 warrants for net proceeds of $2,678,439. As of March 31, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31. 2004

NOTE 3 - STOCKHOLDERS' EQUITY (continued)

COMMON STOCK OPTIONS AND WARRANTS

On December 10, 2003, the Company entered into a thirteen month agreement with two consultants beginning on December 18, 2003. The consultants received an aggregate of 850,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 64 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 5 years. In connection with these warrants, the Company recorded compensation expense of $80,193 for the nine months ended March 31, 2004 and deferred compensation of $217,669, which will be amortized over the service period. The warrants expire on December 18, 2008.

On January 7, 2004, the Company granted options to purchase 240,000 shares of common stock to employees and to non-employee directors of the Company. The options are exercisable at $1.15 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on January 7, 2014 or earlier due to employment termination.

On January 7, 2004, the Company granted options to purchase 5,000 shares of common stock to a consultant for services rendered. The options are exercisable at $1.15 per share. The fair value of this warrant grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 81 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 10 years. In connection with these option, the Company recorded compensation expense of $4,850 for the nine months ended March 31, 2004. The options expire on January 7, 2014.

On January 16, 2004, the Company granted options to purchase 135,000 shares of common stock to employees and to non-employee directors of the Company. The options are exercisable at $2.00 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on January 16, 2016 or earlier due to employment termination.

On January 16, 2003, the Company granted options to purchase 75,000 shares of common stock to three consultants for serviced rendered. The options expire on January 16, 2009 and are exercisable at $2.00 per share, which exceeded the fair market value of the common stock at the grant date. These options were valued using the Black-Scholes pricing method at a fair value of $1.054 per option. Accordingly, the Company recorded consulting expense of $79,050 related to these options.

In March 2004, in connection with a private placement, the Company granted 750,000 warrants to purchase 750,000 shares of common stock at $4.50 per share. The warrants expire on April 26, 2009.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

NOTE 3 - STOCKHOLDERS' EQUITY (continued)

COMMON STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's outstanding stock options and warrants as of March 31, 2004 and changes during the nine months ended March 31, 2004 is as follows:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                       Shares         Price
                                                     ----------     --------
   Outstanding at June 30, 2003 ..................      926,000      $ 0.70
   Granted .......................................    2,205,000        2.31
   Exercised .....................................       (6,666)      (0.42)
   Forfeited .....................................      (33,334)      (2.19)
   Outstanding at March 31, 2004 .................    3,091,000      $ 1.83
                                                     ==========      ======

   Options exercisable at end of period ..........    2,326,001      $ 2.05
                                                     ==========      ======

   Weighted-average fair value of options
       And warrants granted during the period ....                    $2.31

The following information applies to options outstanding at March 31, 2004:

                                 Options Outstanding       Options Exercisable
                              -------------------------   ---------------------
                               Weighted -
                                Average      Weighted -              Weighted -
   Range of                    Remaining      Average                 Average
   Exercise                   Contractual     Exercise                Exercise
   Prices            Shares   Life (Years)     Price       Shares      Price
   --------------   -------   ------------   ----------   --------   ----------
   $2.50 to $2.65    55,000       6.61         $ 2.50       55,000      $2.50
   $0.55            331,000       7.25         $ 0.55      331,000      $0.55
   $0.35            220,000       8.23         $ 0.35      146,667      $0.35
   $0.42            230,000       8.42         $ 0.42       76,667      $0.42
   $1.00            950,000       4.50         $ 1.00      950,000      $1.00
   $1.55             50,000       8.77         $ 1.55       16,667      $1.55
   $1.15            295,000       9.75         $ 1.15            -      $   -
   $2.00            210,000       9.75         $ 2.00            -      $   -
   $4.50            750,000       5.00         $ 4.50      750,000      $4.50

NOTE 4 - SEGMENT INFORMATION

For the three and nine months ended March 31, 2004 and 2003, the Company operated in two reportable business segments - (1) the development and sales of wireless solutions and data application services and (2) the online distance learning industry. The data application segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art wireless technology and services. The latter segment, online distance learning, provides internet education training to adult learners internationally. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

NOTE 4 - SEGMENT INFORMATION (continued)

Information with respect to these reportable business segments for the three and nine months ended March 31, 2004 and 2003 is as follows:

                                               For the Three Months Ended       For the Nine Months Ended
                                                        March 31,                       March 31,
                                               ---------------------------     ---------------------------
                                                   2004            2003            2004            2003
                                               -----------     -----------     -----------     -----------
   Net Sales:
     Online distance learning .............    $   320,068     $   377,693     $   779,072     $ 1,029,865
     Wireless solutions ...................         48,666          71,688         138,383         356,956
                                               -----------     -----------     -----------     -----------
        Total Net Sales ...................        368,734         449,381         917,455       1,386,821
                                               -----------     -----------     -----------     -----------

   Costs and Operating Expenses:
     Online distance learning .............        557,942         147,880         998,562         883,228
     Wireless solutions ...................        336,778         432,526       1,096,174       1,244,683
                                               -----------     -----------     -----------     -----------
        Total Costs and Operating Expenses:        894,720         580,406       2,094,736       2,127,911
                                               -----------     -----------     -----------     -----------

   Interest Income:
     Online distance learning .............             16             521             106           9,511
     Wireless solutions ...................            549           2,538           9,304           6,965
                                               -----------     -----------     -----------     -----------
        Total Interest Income .............            565           3,059           9,410          16,476
                                               -----------     -----------     -----------     -----------

   Net Income (Loss):
     Online distance learning .............       (237,858)        190,226        (219,384)        142,212
     Wireless solutions ...................       (287,563)       (253,972)       (948,487)       (603,882)
                                               -----------     -----------     -----------     -----------
        Total Net Loss: ...................    $  (525,421)    $   (63,746)    $(1,167,871)    $  (461,670)
                                               ===========     ===========     ===========     ===========

   Total Assets:
     Online distance learning ............................................     $ 1,348,956
     Wireless solutions ..................................................       3,486,909
                                                                               -----------
                                                                               $ 4,835,865
                                                                               ===========

NOTE 5 - SUBSEQUENT EVENTS

In April 2004, in connection with a private placement, the Company sold 15,000 units under the private placement aggregating 750,000 shares of common stock and 750,000 warrants for net proceeds of $2,721,745.

In April 2004, the Company received proceeds of $50,000 from the exercise of 50,000 warrants for 50,000 shares of common stock.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004

NOTE 5 - SUBSEQUENT EVENTS (continued)

The following unaudited pro forma consolidated balance sheet of the Company gives effect to this private placement of 750,000 shares of common stock for net proceeds of $2,721,745 and the exercise of 50,000 warrants for proceeds of $50,000 as if it occurred on March 31, 2004.

                                   Consolidated
                                    Amount at                         Pro Forma
                                  March 31, 2004                        Amount
                                     Prior to        Pro Forma         March 31,
                                   Adjustments      Adjustments          2004
                                  --------------    ------------      ----------

Total Assets .................      $4,835,865      $  2,771,745      $7,607,610
                                    ==========      ============      ==========
Total Liabilities ............      $2,529,307      $          -      $2,529,307
                                    ==========      ============      ==========
Total Stockholders' Equity ...      $2,306,558      $  2,771,745      $5,078,303
                                    ==========      ============      ==========

On April 15, 2004, the Company entered an Asset Purchase Agreement with a third party and acquired certain intellectual property for 200,000 shares of common stock. The Company valued these shares at the market value on the date of the agreement of $4.75 per share and recorded an intangible asset of $950,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2003 and notes thereto contained in the Report on Form 10-KSB of Cenuco, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Cenuco, Inc. for the nine months ended March 31, 2004 and 2003, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

         Reflecting the changing focus of our business, we plan to accelerate the development of our suite of fully integrative wireless solutions for the Security and video surveillance markets. We have focused on our development of wireless applications, while maintaining our market presence in the distance-learning sector. We have continued to try and expand our online distance-learning programs and have been restructuring and improving our efforts to obtain our goals through increased mentoring programs to facilitate the completion of course work, increased marketing efforts and improvement in our on-line learning technologies. Additionally, we are seeking opportunities to expand our programs in Asia and South America. We have hired additional sales people for our online distance-learning segment. We also believe there is a great opportunity to offer distance-learning programs focused in the security industry. By offering these programs, we can further utilize our existing distance learning platform for different markets.

         Our wireless segment has produced viable solutions for the real estate and security markets. In addition, we launched our retail line of wireless video monitoring solutions, MommyTrack(TM).

         Through our subsidiary, we are engaged in the online distance learning business with a focus on the international, second-career adult and corporate training markets. We currently operate our main school, Barrington University, from Mobile, Alabama, where the State of Alabama Department of Education, Code of Alabama, Title 16-46-1 through 10, licenses the school. We offer degrees and training programs to students in over 90 countries and in multiple languages. The programs are "virtual" in their delivery format and can be completed from a laptop, home computer or through a wireless device.

         In addition to degree completion programs, we are focusing on training corporate personnel, continuing education (CE) courses and wireless technology for education, which we believe is a major growth area. We plan on implementing security training offerings in the future.

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

         We have released other wireless application products that are currently being used in the Security, Real Estate and insurance industries. The software applications are compatible with most existing wireless devices while utilizing most carrier networks.

         We maintain full approval for Sallie Mae funding for our students that qualify for Sallie Mae loans. Sallie Mae has been providing funds for educational loans. Sallie Mae currently owns or manages student loans for more than seven million borrowers and is the nation's leading provider of educational loans.

         We operate in two reportable business segments - (1) the development and sales of wireless solutions and data application services and (2) the online distance learning industry. The data application segment includes development of business-to- business and business-to-consumer wireless applications, and state of the art wireless technology and services. The latter segment, online distance learning, provides internet education training to adult learners internationally. Our reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

CONSOLIDATED RESULTS

         The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results follows and is discussed by segment.

Revenues

         For the nine months ended March 31, 2004, we had a 34% decrease in earned revenues to $917,455 from $1,386,821 for the nine months ended March 31, 2003.

Cost of Equipment Sales

         For the nine months ended March 31, 2004 and 2003, we incurred cost of sales related to the sale of equipment of $17,642 and $155,301, respectively.

Instruction and Educational Support

         Instruction and educational support expenses related to our online distant-learning segment. For the nine months ended March 31, 2004, instructional and educational support expenses amounted to $84,696 or 9.0% of consolidated net revenues as compared to $83,976 or 6% of net revenues for the nine months ended March 31, 2003.

Research and Development

         For the nine months ended March 31, 2004, research and development expense amounted to $25,379 as compared to $41,493 for the nine months ended March 31, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising, trade show expense, and travel. For the nine months ended March 31, 2004, selling and promotion expenses decreased by 41% to $188,177 or 21% of consolidated net revenues as compared to $321,395 or 23.2% of net revenues for the nine months ended March 31, 2003.

General and Administrative Expenses

         General and administrative expenses, which includes salaries, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $1,778,842 for the nine months ended March 31, 2004 as compared to $1,525,746 for the nine months ended March 31, 2003. This amounted to 194% of consolidated net revenues for the nine months ended March 31, 2004 as compared to 110% for nine months ended March 31, 2003.

Interest Income

         Interest income was $9,410 for the nine months ended March 31, 2004 as compared to $16,476 for the nine months ended March 31, 2003, a decrease of $7,066.

Income Taxes

         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of March 31, 2003, we did not record a valuation allowance on the deferred tax assets because the Company's ability to realize these benefits was "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at March 31, 2003. As of March 31, 2004, the net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $1,400,000 expires beginning in 2017. Internal Revenue Code
Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

ONLINE DISTANCE LEARNING SEGMENT

REVENUES

         For the nine months ended March 31, 2004, we had a 24.4% decrease in earned revenues to $779,072 from $1,029,865 for the nine months ended March 31, 2003. The decrease in revenues is due primarily to a decrease in the number of students that have completed courses in our programs at a slower rate than expected. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. The general slowdown in course completion by our students had an adverse effect on our revenues. We are making efforts to mentor our students and are encouraging them to complete their respective coursework. These efforts include telephone calls, emails, letters, and the offering of incentives to students. We have recently increased our marketing efforts and we have seen an increase in student enrollment during the nine months ended March 31, 2004 and expect student enrollment to continue to increase in fiscal 2004.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

ONLINE DISTANCE LEARNING SEGMENT (Continued)

EXPENSES

Instruction and Educational Support

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as course development fees, credit card fees, computer related expenses, and printing fees. For the nine months ended March 31, 2004, instructional and educational support expenses increased to $84,696 or 10.9% of net tuition and tuition-related revenues as compared to $83,976 or 8.2% of net tuition and tuition-related revenues for the nine months ended March 31, 2003. The increase in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we have enrolled more students in the current period and had to purchase text books for these new students. Accordingly, student supply expense was $47,845 or 10.0% of net tuition and tuition-related revenues for the nine months ended March 31, 2004 as compared to $34,280 or 3.3% of revenue for the nine months ended March 31, 2003. Printing and reproduction costs decreased to $14,540 for the nine months ended March 31, 2004 as compared to $16,790 for the nine months ended March 31, 2003. Computer and internet expenses increased to $13,105 for the nine months ended March 31, 2004 as compared to $4,911 for the nine months ended March 31, 2003.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising and travel. For the nine months ended March 31, 2004, selling and promotion expenses decreased by 55% to $85,059 or 10.9% of net tuition and tuition-related revenues as compared to $115,190 or 11.2% of similar net revenues for the nine months ended March 31, 2003. The decrease in selling and promotion expenses is attributable to the shift in our selling and promotion efforts to our wireless solutions segment. We have refocused our efforts on our distant learning segment and have increased our advertising and marketing efforts. For the nine months ended March 31, 2004, advertising expense amounted to $36,702 as compared to $85,422 for the nine months ended March 31, 2003. Additionally, our recruiting fees increased to $44,077 for nine months ended March 31, 2004 from $19,136 for the nine months ended March 31, 2004. The increase is attributable to increased use of recruiters to obtain students due to out re-focusing on student enrollment. Additionally, during the nine months ended March 31, 2004, we reversed accrued recruiting fees due to the withdrawal of students that attributed to the recording of recruiting fee income. We are currently running advertisements in various national publications and newspapers in order to attract more students. We expect our advertising budget to increase through the end of fiscal 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

General and Administrative Expenses

         General and administrative expenses, which includes salaries, consulting fees, professional fees, rent, travel and entertainment, insurance, bad debt, and other expenses, were $828,807 for the nine months ended March 31, 2004 as compared to $684,062 for the nine months ended March 31, 2003. This amounted to 106.4% of net tuition and tuition-related revenues for the nine months ended March 31, 2004 as compared to 66.4% for the nine months ended March 31, 2003. The change was directly attributable to increased non-cash compensation expense from the issuance of common stock and grants of stock options and warrants for services offset by decreases in operating expenses and was primarily due to the following factors:

         The cost of professional fees decreased to $37,563 for the nine months ended March 31, 2004 as compared to $64,778 for the nine months ended March 31, 2003. During the nine months ended March 31, 2003, we incurred additional costs associated with the filing of a registration statement with the Securities and Exchange Commission and incurred legal expenses in connection with the dismissal of a lawsuit. For the nine months ended March 31, 2004, salaries were $186,450 as compared to salaries of $190,857 for the nine months ended March 31, 2004. Additionally, we experienced an increase in postage and delivery expenses due to an increased student enrollment. We incurred bad debt (income) expense of $(28,540) for the nine months ended March 31, 2004 as compared to $246,279 for the nine months ended March 31, 2003. For the nine months ended March 31, 2004, we reduced our allowance for doubtful account due to the withdrawal of inactive students. For the nine months ended March 31, 2004, we recorded non-cash compensation and consulting fees of $502,408 from the issuance of common stock and grants of stock option and warrants for services.

Interest Income

         Interest income was $106 for the nine months ended March 31, 2004 as compared to $9,511 for the nine months ended March 31, 2003, a decrease of $9,405 due to the fact that cash was transferred to our wireless segment. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

WIRELESS AND WEB SOLUTIONS SEGMENT

         For the nine months ended March 31, 2004 and 2003, we had net revenues from our wireless and web solutions segment of $138,383 and $356,956, respectively, which consisted of the following:

         Equipment and Software Sales ...........   $ 32,676   $182,566
         Wireless Solutions and Web Services ....    105,707    150,873
         Other ..................................          -     23,517
                                                    --------   --------
                                                    $138,383   $356,956
                                                    ========   ========

         For the nine months ended March 31, 2003, equipment sales included revenues from the sale of telephone equipment or approximately $78,000 that we no longer sell in the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

WIRELESS AND WEB SOLUTIONS SEGMENT (Continued)

         For the nine months ended March 31, 2004 and 2003, we incurred cost of sales related to the sale of equipment of $17,642 and $155,301, respectively.

         For the nine months ended March 31, 2004 and 2003, we incurred research and development expenses from the development of our new products of $25,379 and $41,493, respectively.

         For the nine months ended March 31, 2004, selling and promotion expenses amounted to $103,118, which included $44,205 in commission expense, $24,254 in advertising expense, printing and reproduction expense of $3,848, travel expenses of $26,849, and other expenses of $3,962. For the nine months ended March 31, 2003, selling and promotion expenses amounted to $206,205, which included $16,021 in commission expense, $5,362 in advertising expense, $97,427 of trade show expense, printing and reproduction expense of $25,642, travel expenses of $31,125, licensing fees of $30,628 and other expenses. We expect to increase our selling and marketing activities in fiscal 2004.

         For the nine months ended March 31, 2004, we incurred $950,035 of general and administrative expenses, which included salaries expense of $364,356, consulting expense of $157,969, rent expense of $32,992, professional fees of $41,721 and other expenses. Additionally, for the nine months ended March 31, 2004, we recorded non-cash compensation of $138,450 from the issuance of common stock and grants of stock options and warrants for services. For the nine months ended March 31, 2003, we incurred $841,684 of general and administrative expenses, which included salaries of $449,837, consulting expense of $76,895, computer and internet related expenses of $12,226, rent expense of $31,967, licensing fees of $68,062 and other expenses. The increase in consulting fees for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 was attributable to an increase in fees paid for public relations services related to our MommyTrack product. The increase in rent expense for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 was attributable the increase in rent allocated to our wireless segment related to an increase in office space used by this segment.

         For the nine months ended March 31, 2004 and 2003, interest income was $9,403 and $6,965, respectively. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

OVERALL CONSOLIDATED RESULTS

Net income (loss)

         As a result of the foregoing factors, we recognized a net loss of $(1,167,871) or $(.12) per share on a consolidated basis for the nine months ended March 31, 2004 as compared to net loss of $(461,670) or $(.05) per share for the nine months ended March 31, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had $3,399,745 in cash and equivalents and a short-term investment on hand to meet our obligations.

         In connection with a private placement, we sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. Additionally, in March 2004, we consummated a capital raise through a private placement offered to accredited investors. We offered, through a placement agent, investment units consisting of 5,000 shares of its common stock offered at $4.00 per share with a callable warrant to purchase 5,000 shares of its common stock at $4.50 per share. The private placement was originally to be for a maximum amount of $5,000,000, but was subsequently increased to a maximum of $6,000,000. As of March 31, 2004, we sold 15,000 units under the private placement aggregating 750,000 shares of common stock and 750,000 warrants for net proceeds of $2,678,439. In April 2004, we sold the remaining units and issued 750,000 shares of common stock and 750,000 warrants for net proceeds of $2,721,745. Additionally, we received proceeds of $50,000 from the exercise of warrants. In the future, we plan on raising additional funds to expand our operations or to pursue acquisition opportunities or other expansion opportunities

         During the nine months ended March 31, 2004, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

         Net cash used in operations was $343,314 for the nine months ended March 31, 2004 as compared to net cash used in operations of $418,148 for the nine months ended March 31, 2003. We feel that with expected positive cash flow, our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash used in investing activities for the nine months ended March 31, 2004 was $2,611,428 as compared to $62,893 for nine months ended March 31, 2004 and primarily related to our investment in certificate of deposits during the nine months ended March 31, 2004 of $2,576,546. Additional we acquired property and equipment of $34,882 and $62,893 for the nine months ended March 31, 2004 and 2003, respectively.

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

         In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art wireless technology and services, we recognize revenue as services are performed on a pro-rata basis over the contract term or products are delivered. We have executed a distribution agreement whereby the distributor may purchase wireless product on consignment. Any sales made to the distributor under this agreement will be recorded as a deferred revenue liability until such time as the distributor has sold the product at which time we will recognize the related revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.

A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning the Company's interim period commencing July 1, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFA 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant effect on the company's financial statement presentation or disclosures.

In December 2003, the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost for defined benefit pension plans and defined benefit post retirement plans. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of revised SFAS No. 132-R did not have a material impact on the Company's historical disclosure.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 2, 2004, in connection with a new employee, we are to issue 17,000 shares of common stock. We valued these shares at their market value on the date of issuance of $5.00 per share and recorded non-cash compensation of $85,000. As of March 31, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

         During the quarter ended March 31, 2004, we shall issue 2,703 shares of common stock for services rendered. We valued these shares at their market value on the first date at the beginning of the service period at $1.10 to $4.50 per share and recorded professional fees of $3,000. As of March 31, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

         During the quarter ended March 31, 2004, we issued 6,666 shares of common stock upon the exercise of a option for proceeds of $2,800

         In March 2004, we consummated a capital raise through a private placement offered to accredited investors. We sold 15,000 units under the private placement aggregating 750,000 shares of common stock and 750,000 warrants for net proceeds of $2,678,439. As of March 31, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Robert Bettinger retired in January and Robert Picow was selected as the new Chairman of the Company. Mr. Picow will play an active role in the company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.4     Form of subscription agreement used in private placement (1)

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

         32.1 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
         ----------
         (1) Filed as exhibit to Form 10-QSB on February 13, 2004 and incorporated by reference herein.

     (b) Reports on Form 8-K

         None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                        CENUCO, INC. AND SUBSIDIARIES

         Dated: May 13, 2004            By: /s/ Steven  Bettinger
                                            -------------------------------
                                            Steven Bettinger, President and
                                            Chief Executive Officer

         Dated: May 13, 2004            By: /s/ Adam Wasserman
                                            --------------------------------
                                            Adam Wasserman, Chief Financial
                                            Officer and Principal Accounting
                                            Officer