Form 10KSB
period 2004-06-30
CENUCO INC
filed 2004-09-27
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

                        Commission file number 033-25900


                                  Cenuco, Inc.
                 ----------------------------------------------
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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,514,349

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $42,120,064 based on a price of $5.10 per share as of September 15, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 2004, the Registrant had 12,247,271 shares of common stock outstanding.

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

    Item 1.  Description of Business..........................................1

    Item 2.  Description of Property.........................................10

    Item 3.  Legal Proceedings...............................................10

    Item 4.  Submission of Matters to a Vote of Security Holders.............10

PART II......................................................................10

    Item 5.  Market for Common Equity and Related Stockholder Matters........10

    Item 6.  Management's Discussion and Analysis or Plan of Operation.......11

    Item 7.  Financial Statements............................................16

    Item 8.  Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure ..................................17

    Item 8A. Controls and Procedures.........................................17

    Item 8B. Other Information...............................................17

PART III.....................................................................17

    Item 9.  Directors, Executive Officers, Promoters, and Control
                  Persons; Compliance With Section 16(a) of the
                  Exchange Act...............................................17

    Item 10. Executive Compensation..........................................19

    Item 11. Security Ownership of Certain Beneficial Owners and
                  Management and Related Stock Matters.......................20

    Item 12. Certain Relationships and Related Transactions..................20

    Item 13. Exhibits........................................................21

    Item 14. Principal Accountant Fees and Services..........................21

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

Currently, Cenuco, Inc., (a Delaware corporation) and Subsidiaries (the "Company") is engaged in two different business segments. Our primary focus is on wireless application development. On July 26, 2004, we announced our intentions to review strategic alternatives to divest ourselves from our second line of business, the distance learning segment.

Through our subsidiary, we are engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, Cenuco provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products which generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services. The business model provides additional recurring monthly service revenue models for carriers, ISPs, resellers and distributors. Wireless data services are expected to grow 50% this year reaching $5.5 billion by 2009. 22 million Americans will access mobile video content via cellular devices, with over 31 million utilizing video messaging. Cellular video services are expected to account for almost 15% of all wireless data related revenues across the industry, with Cenuco uniquely positioned to be a service provider to all parties (Sources: BusinessWeek - June 21, 2004, and In-Stat MDR - March, 2004). We are currently in deployment negotiations and/or testing relationships with a number of international and national cellular carriers, retail chains, major distribution providers, resellers, and potential technology licensees on a global basis.

Additionally, through our subsidiary, we are engaged in the online distance learning industry with a focus on the international, mid-career adult and corporate training markets. Our management has been engaged in this business since 1993, through various predecessor entities (the "Predecessors"). We own and operate an online distance learning university that offers licensed certificate and degree programs in a variety of concentrations to students in over 90 countries worldwide. We are licensed by the State Education Department in the State of Alabama.

On July 26, 2004, we announced our intentions to review strategic alternatives to divest ourselves from this distance learning segment.

Our executive office is located at 6421 Congress Ave, Suite 201, Boca Raton, Florida 33487 and we have an administrative office at 801 Executive Park Drive, Mobile, Alabama 36606.

FINANCIAL HIGHLIGHTS

With a rapidly growing market acceptance for wireless video technologies, we are in a prime position to build our capital, partnership, distribution, and resource base during fiscal year 2005. We are a debt free company with more than $5 million in cash. This allowed us to be listed on the American Stock Exchange during the past year, trading under the symbol: ICU "I see you". This transition occurred in May, 2004.

Also during the last year, we closed on a Private Placement financing raising net proceeds of approximately $5.5 million for working capital purposes, with over $7 million additional funds through the exercise of warrants.

Although research and development will continue in FY 2005, the bulk of the costs associated with the development, testing, packaging, and marketing of our products and services were associated with our FY2004 capital expenditures.

The combination of product completion, capital fund-raising, and American Stock Exchange registration has affected our earnings. Management expects a positive cash-flow position during FY-2005, as cellular based remote viewing products achieve increased market acceptance and wider distribution. We anticipate sales in fiscal 2005 from our research and development efforts will cross all distribution and sales categories.

Our reportable segments are strategic business units that offer different products, which complement each other. They are managed separately based on the fundamental differences in their operations. The following descriptions of our business are broken down by segments and are discussed separately below.

WIRELESS SOLUTIONS SEGMENT

Overview

Our wireless remote video monitoring technologies via cellular device (cellular phone, Pocket PC mobile Edition, Smart Phone, remote wireline computer, and remote cellular connected computer) have been productized during the 2004 fiscal year to service a variety of market segments. On July 9, 2003, we announced our being awarded the General Services Administration contract number GS-03F-0025N by the United States government, allowing the company to sell it's products, technologies, and services to every branch of the United States government, including all military agencies and the Department of Homeland Security. The market size for remote video monitoring is estimated in excess of $100 million domestically, and as high as $500 million globally.

During the course of the 2004 fiscal year, Cenuco has undertaken an aggressive, marketing approach for adoption and growth of our products on a global basis. These elements include: key hires on the Cenuco management team; Robert Picow - Chairman, Jordan Serlin - Chief Operating Officer, and Doug McMillan - Director of Business Development and Marketing. Additionally, we have engaged in the development of significant partnerships and relationships, carrier distribution, retail channel sales, government sales, resellers/integrators/distributors, as well as core technology licensing.

The Company's partnerships and affiliates, developed during Fiscal 2004 include:
Intel Corporation, Microsoft Corporation, Qualcomm, Tyco, and other leading technology organizations. These relationships allow Cenuco access to new emerging technologies provided by these partner firms, as well as co-operative marketing programs, providing us access to significant resources in the wireless remote monitoring market.

Cellstar, Infosonics and FCI Associates, and other integrated distribution companies represent significant revenue opportunities for us, with access to hundreds of their sales personnel on a national and international basis. They represent Cenuco's wireless remote monitoring products and services. These distribution arrangements were completed during Fiscal 2004 as well.

We have the ability to licence our proprietary core technology. We initiated discussions with a number of leading technology companies regarding: direct embedding of the company's technologies onto DSL or cable modems, routers, IP cameras, and other appliance oriented hardware.

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

In recent years, the proliferation of wireless communications solutions has extended the reach and connectivity of mobile professionals. The projected growth of wireless data communication systems, driven by increasing connectivity options for mobile users, has resulted in increased accuracy, timeliness and convenience of information access, reducing costs and improving productivity.

Mobile professionals need tools that provide them with real-time access to mission-critical information at all times. We are in the business of providing mobile professionals with the tools they need to access data from anywhere in the world with convenience, speed, reliability and security.

Technological advances (such as digitalization, data compression, smaller devices) and critical regulatory decisions (to license new spectrum for cellular telephony and other new applications) have greatly increased the availability of wireless communications while reducing costs. The result has been dramatic growth in the market for cellular telephones. For example, cellular telephone subscriptions have increased from just over 2 million to well beyond 100 million in the last 10 years.

Many nationally recognized experts predict strong growth within the wireless data market.

Our wireless solutions segment, with its core proprietary (patent-pending) technology, addresses one primary market; security and surveillance. The wireless segment offers software solutions but can also bundle hardware that will allow real-time mobile access to mission-critical data and live video from most Internet enabled personal digital assistants (PDA) or cellular phones, from anywhere on the globe.

Our wireless video monitoring solutions allows users to view real-time streaming video of security cameras at their home or place of business from anywhere they receive a cellular connection, regardless of the carrier or user's location. Our systems are also delivered with a password protected PC desktop client, which allows for single click access to any remote camera, ability to communicate with us (via Internet link), manage user accounts, and review archival video. This total package of services and technology is currently unique in the marketplace.

Within this segment, we develop software, offering vertical integrators extensibility upon their existing product lines. By adding our technologies, integrators can take their LAN or Coaxial video systems mobile. We have distinguished ourselves with this technological breakthrough.

We are focused on the fast-growing security, surveillance and Homeland Security markets. Our monitoring products have been listed on General Services Administration (GSA) under contract number GS-04F-0025N. The GSA coordinates all of the pricing for any product or service sold to the Federal government (and in the case of Homeland Security, some state and local governmental procurement as well). By having a GSA contract schedule number, we have met the GSA's requirements from corporate stability, product offering, and pricing standpoints, to sell and service all potential Federal customers.

Additionally, we have partnered, entered testing relationships, or contracted with several expert security and distribution firms including: Intel, Microsoft, InfoSonics, CellStar, Tyco, Qualcomm, and FCI Associates.

WIRELESS SEGMENT STRATEGY

Our business strategy is to be a provider of unique technologies and information management tools by using the expertise of our staff in application development. Currently, we have developed several wireless applications. Our objectives for our software applications include the following key elements:

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

Our revenues are expected to be based upon product sales, technology licensing, subscriptions, and custom wireless solutions. Our revenues are dependent on the volume of sales from the products we provide.

Revenues from sales are recognized in the period in which sales are made. Revenues relating to subscription services will be recognized for the period of time of "rendered service" during the reporting period. Our gross profit margin will be determined in part by our ability to estimate and control direct costs of production and shipping and our ability to incorporate such costs in the price charged to our distributors.

Technology Overview and Discussion

Security and surveillance is the focus of our organization, with product offerings of software and hardware bundles that we sell or license to consumers and businesses. Cenuco is a provider of security and surveillance streaming-video monitoring via Internet enabled wireless PDAs or cellular phones using a wide area network (WAN) and several other connection protocols, including 802.11, GPRS, GSM, CDMA, and Satellite connections. The technology is neither carrier nor device specific and is scalable to many different formats and protocols, while retaining the capability of integrating with most standard security systems.

Our wireless solutions use a hybrid of MPEG-4 and JPEG technologies, encapsulating encryption of live streaming video, projected over wide area networks (WAN) via a cellular carriers' network to most Internet enabled wireless handheld devices and cellular phones. Presently, we can provide 10 frames per second of MPEG-4 streaming video via cellular connection. We also have products that work over 802.11 protocols for local area networks (LAN).

PRODUCTS

Our technological expertise resides in niche end-to-end wireless solutions for the integration and delivery of video and data over any Internet enabled device. We have developed a number of proprietary applications providing mobile video transmission connectivity on wireless handheld devices and cellular phones within specific market verticals and has filed two patents (software and process) relating to this technology. Below is a sampling of some mobile solutions and ancillary services already developed and implemented.

      o  THE MOBILE MONITOR AND MOMMYTRACK TM

         The Mobile Monitor and MommyTrack systems, originally released as MommmyTrack, are plug and play retail (shrink-wrapped) systems. This product enables business owners, managers, parents, other family members, and others to view their offices, retail stores, children, homes, or any property in a real-time video stream over their data enabled wireless cell phone/handheld device or computer from anywhere in the world. Currently, the product comes in two formats, which include a color camera, a wireless base station, and software, and is wholesale volume priced at $9.95 per month, which includes 24/7 wireless Gateway access to video on cellular devices/remote computers, 24/7 instant email support and software upgrades. The service model allows for customers to add additional features such as off site archiving into their subscription for an additional fee. The maintenance contracts run for one year and automatically renew unless cancelled by the customers. The Company is currently in discussions with large home security monitoring companies regarding offering or integrating our technology within their existing customer base.

During the past Fiscal Year, both MommyTrack and Mobile Monitor were fully tested by Microsoft and received Logo Certification by Microsoft for Pocket PC 2002, Pocket PC 2003, Smart Phone 2002, and Smart Phone 2003. Through this certification, Cenuco has the Microsoft Windows Mobile Compatible logo on all product packaging, and sales support literature. Additionally, both products are also listed in the Microsoft Mobility Catalog, allowing for carriers to review the application specifications on a global basis, as well as to directly contact Cenuco regarding deployment opportunities for their subscribers.

      o  THE CENUCO MOBILE VIDEO TRANSMITTER SERVER TM

         This products is complimentary to any existing security syetem. Cenuco does not want to compete with DVR companies like Sensormatic, GE, Securitas, Panasonic, etc. We envision partnering with these companies to integrate our wireless device video transmission technologies into their product lines via software license. As an initial first step, the Cenuco Mobile Video Monitor Server is simply 4-16 camera port encoder and transmitter, taking any existing DVR's video feeds and making them viewable via wireless handheld or cellular phones. Installation takes less than an hour, and basically entails taking any DVR system's video outputs and connecting them into the complementary port on the Cenuco device. There is a tremendous amount of interest in this product, as it takes any existing CCTV installation and makes it mobile, without any re-engineering, re-wiring, or system rebuilding. We have arranged for leasing availability on this system line with a major national leasing group. At present, we are training independently owned security integrators in the U.S., including FCI Associates, on the sale, installation, and service of this product. Additionally, Cenuco has a GSA version of the Mobile Video Manager Server specifically designed for Homeland Security usage. We are in conversations with the U.S. Department of Commerce, the Transportation Security Administration, as well as the technology directorate within the Department of Homeland Security. We have received direct Request for Proposals and Request for Quotes from multiple federal agencies. Our monitoring products have been listed on General Services Administration (GSA) under contract number GS-03F-0025N. The General Services Administration (GSA) coordinates all of the pricing for any product or service sold to the Federal government (and in the case of Homeland Security, some state and local governmental procurement as well). By having a GSA contract schedule number, Cenuco has met the GSA's requirements from corporate stability, product offering, and pricing standpoints, to sell and service all potential Federal customers.

      o  THE CENUCO MOBILE MANAGER SECURITY DIGITAL VIDEO RECORDING SYSTEM TM

         The Mobile Manager Security DVS system package, allows for streaming security video in real-time over wireless handheld devices. This system integrates with existing systems and has digital video archiving features with date and time stamps included. This Cenuco product line targets large corporations or businesses that require a dedicated system for their video surveillance storage needs. In addition to the upfront hardware and software purchase price, the Company will receive annual service contracts generally from 8% to 10% of the initial sale.

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

Keys to meeting our strategic marketing objectives include the following:

Build critical mass: We must build a branding strategy through aggressive promotion of our vertical market based applications. This can be done through advertisements in various trade specific magazines and websites. Our plans include participating at several trade shows where representatives can demonstrate our products and services. Our marketing strategy includes advertising and public relations on new developments.

Develop the market for existing and new products: Our initial focus is to meet the needs of the mobile professional. We will focus on the professional who understands the value of real time information and the ability to share that information with their clients, colleagues and offices in a timely manner.

Expand into new industries: Management believes that it can apply information management solutions and wireless applications in any market, such as financial, insurance, construction, industrial and legal. Additionally, the products are easily adaptable to horizontal markets including traditional industrial businesses, manufacturing and distribution, and consumer applications.

Pursue channel partners and strategic acquisitions: We intend to market our products through channel partners who share our goals and values, direct marketing efforts and traditional marketing.

Develop our customer base and strengthen our brands through enhanced sales and marketing promotions: We intend to be aggressive in our marketing mix by promoting our products.

We have a marketing staff that has developed sales literature and materials along with demonstration tools that support both direct sales and customer support. Our websites are scheduled to be constantly updated to show most recent developments and partnerships.

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

We utilize the Internet as an inexpensive and efficient method reach prospective wireless solutions customers and increase the Company's distribution channels. We have developed our website as a marketing tool to draw attention to the various products the Company sells. Product information, testimonials, and media clips of the products from news sources like The Wall Street Journal, Fox News, NBC News, ABC News, Entrepreneur Magazine and others, are available on the site allowing prospective customers to learn more about the Company's wireless products and how to obtain them. The site also alerts customers to new products and news of existing ones.

Aside from our website, we have developed literature featuring product information marketing literature, product packaging and sales kits to be used by retailers. We have also developed trial systems for the desktop client, which allows potential customers to sample the remote viewing service offering on a desktop computer or compatible wireless device. This demonstration is licensed for seven days, creating a definitive timeline for the continuation of the sales process.

We also intend on attending numerous tradeshows as both an exhibitor and attendee. Through our partnerships with Microsoft, Intel, FCI Associates, CellStar, InfoSonics and others we also have opportunities to reside within their "partner pavilions" at little cost, at some of the most major technology shows like Comdex, CES, CeBIT, CTIA, ASIS, and the Homeland Security Technology Forum.

PARTNERSHIPS AND STRATEGIC RELATIONSHIPS

During Fiscal Year 2004, Cenuco's strategy also included the development of strategic technical and distribution partnerships. Management believes that these partnerships will enable to company to maintain a market leadership position, as well as develop significant sales revenue during the next fiscal year. These partnerships included:

      o MICROSOFT. Cenuco's wireless client applications have been certified for Windows powered Smart Phones and mobile edition Pocket PCs by Microsoft. Over a year in the making, there are many off-shoots to this certification. 1.) Microsoft has already include Cenuco applications in the Mobile2Market catalog, the primary purchasing resource for cellular carriers globally for additional applications and accessories for the Smart Phone and Pocket PC platforms. 2.) As part of the certification process, Cenuco has been granted the right to use the "Windows Mobile Compatible" Microsoft logo on all marketing literature, on-line, and directly on our product packaging. 3.) Cenuco has a NDA agreement with Microsoft, which was our requirement prior to entering any testing. 4.) Microsoft waived our certification testing fees, denoting their extreme interest in Cenuco's technologies.

      o INTEL. We were invited by Intel to join their Early Access Program for Mobility last year. Through this program Intel has assigned us account representatives across numerous internal divisions. They have also assigned us engineering resources to assist Cenuco in optimizing our technologies to the various Intel chip-set platforms. Additionally, Intel has agreed to provide marketing and co-op dollar support for trade shows, POS displays, etc. Intel invited Cenuco to be a "headlining" application demonstration for their trade show booth at CTIA Wireless 2004. Additionally, they have committed significant technical and monetary resources to support Cenuco at ASIS, the largest security trade show annually, in September 2004. Due to the success of CTIA, Intel has invited Cenuco to join them at CTIA IT this October in San Francisco. Intel has also been using Cenuco's applications to demonstrate the utility of their chip-sets and mobile platforms (Smart Phone). We have also recently been invited to join their IC3 program, a highly specialized and high profile group of developers who specialize in wireless data-driven applications.

      o QUALCOMM. As the owners of the BREW wireless application protocol, Cenuco has worked with Qualcomm to certify Cenuco's applications for this network delivery specification. Presently we have been successful in receiving BREW certification on selected handsets, and continue to work directly with Qualcomm on certification efforts, as well as co-operative marketing initiatives to BREW cellular carriers globally.

      o TYCO. Our corporate products have undergone over a year of testing in TYCO's Rapid R&D Development Program. We have entered into the next phase of that program, which consists of talking with each of Tyco's operating divisions regarding potential licencing or custom development deals. These divisions include: ADT, Sensormatic, American Dynamics, and others.

      o INFOSONICS. Cenuco recently signed a distribution agreement covering the United States and Latin America with InfoSonics. This company is one of the largest handset configuration companies, selling to all the major carriers in the United States. Clients include Verizon, Cingular, T-Mobile, Sprint, and AT&T Wireless domestically. InfoSonics will be introducing our products and services into these and other carrier relationships. Cenuco has already trained the entire outside InfoSonics sales force, with Cenuco product presentations having already occurred at 5 carriers since training completion.

      o FCI. With over 20 years of experience, and with over 500,000 system installations completed, FCI Associates is one of the nation's leading Security Systems Integrators and installation companies in the United States. FCI has provided services in over 1,000 cities across the country, with a client roster including: Honeywell, Siemens, ADT, Brinks, Securitas, Sensormatic, Adelphia, and Checkpoint. FCI Associates will be Cenuco's nationwide CCTV and remote video monitoring systems installation partner, and will also resell the entire complement of Cenuco's remote video monitoring systems and services. The agreement will cover cooperative sales and installation projects across the residential, commercial, as well as Federal / Homeland Security markets.

OPERATIONAL TEAM

During Fiscal 2003, Cenuco and the company's Board of Directors authorized a strategy to significantly augment Cenuco's operational team. The key areas of focus were technology, sales, operations, finance, and relationship development. The result of these efforts will allow Cenuco to enter FY 2005 with an unsurpassed operational and management team within the wireless video application segment. Cenuco's operational and management team members include:

Robert Picow, Chairman. Robert Picow is a wireless industry pioneer. He founded Allied Distributors in 1982, a commercial and consumer electronics distributorship. Allied was one of the first companies focused purely on cellular telephone configuration and carrier sales, as well as other related products. Allied Communications became one of the global leaders in this field and Mr. Picow served as CEO until its 1996 merger with Brightpoint (NASDAQ:
CELL), a publicly traded communications company with current annual sales of approximately $2 billion. Mr. Picow then served as President of Brightpoint USA as well as Vice Chairman, and was a Director at Brightpoint until 1997. He also served as a Director of SBA Communications for two years. Mr. Picow served as a Board Member of Cenuco prior to his appointment as Chairman.

Jordan Serlin, Chief Operations Officer. Prior to Cenuco, Jordan Serlin served as CEO for United Kingdom based Tenestra, Ltd. Tenestra was a leading global developer of component hardware and software for digital and embedded wireless closed circuit television security surveillance systems. Clients and projects under his direction included: British Customs, BMW, Pepcor Intl., British Petroleum, and the United States Transportation and Security Administration. Serlin assisted in the successful sale of Tenestra's core technologies to General Electric's security subsidiary in late 2002. Mr. Serlin previously served as the chief marketing executive for FortuneCity, an online services provider. He was part of the management team which took that firm to its $90 million IPO in 1998 on the German NeurMarkt. Mr. Serlin served on the Advisory Board of Cenuco prior to his appointment as Chief Operating Officer.

Doug McMillan, Director of New Business Development and Marketing. Mr. McMillan comes to Cenuco with 38 years of sales and marketing experience. His 28 years at IBM included: 16 years in direct field sales ending as National Account Sales Manager for the Data Processing Division, 10 years in senior marketing roles for the IBM PC Company, and 2 years as Assistant to the Corporate Vice President of Marketing, covering all of IBM worldwide. In his 10 years at Tyco/Sensormatic, Mr. McMillan was in charge of marketing Tyco/Sensormatic CCTV products globally, a $250 million division. He worked closely with both retail and commercial customers in defining new products, especially digital video recording and networked systems.

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

During Fiscal 2004, we completed a full patent filing with the United States Patent and Trademark office. The Utility Patent Application entitled "Wireless Security Audio-Video Monitoring", was accepted by the USPTO during June 2004, at which time Cenuco was issued Patent pending number 10/846426. This latest intellectual property filing also reflects the culmination of Cenuco's provisional patent application(s) for viewing live streaming wireless video transmission on cellular devices, filed during Fiscal 2002 and Fiscal 2003.

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

DISTANCE LEARNING SEGMENT

         On July 26, 2004, we announced our intentions to review strategic alternatives to divest ourselves from the distance learning subsidiary.

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

Interactive Learning. Courses are designed to combine individual and group activity with interaction between and among students and the instructor/mentor. The curriculum requires a high level of student participation in order to enhance the student's ability to complete the courses.

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

COMPETITION

General. The market for online distance learning services is intensely competitive, rapidly evolving and subject to rapid technological change as the market is characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We expect competition not only to persist, but also to increase. Increased competition may result in course price reductions, reduced margins and loss of market share. Competitors fall into several categories, including other online distance learning providers, traditional "snail mail" correspondence courses and traditional universities and colleges expanding their course offerings online. Several current and potential competitors have longer operating histories, larger established student bases, greater name recognition, longer relationships with students and the public and significantly greater financial, technical, marketing and public relations' resources. Some entities, which compete directly with us and are similar in business models, include the Apollo Group, which owns and operates the University of Phoenix. For its year ending August 2003, the Apollo Group reported sales over $1 billion. Apollo is the largest participant in this industry. Our distance learning unit is able to compete due to its platforms ease of use for users and focus on international students.

GOVERNMENT REGULATION

General: With the exception of state licensing regulations for our distance learning programs as described below, we are subject to little governmental regulation other than the securities' laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. Relatively few laws or regulations are currently directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance.

Licensing: Barrington University is licensed by the State Education Department of Alabama, which provides the basis for recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students. Barrington's license has recently been renewed and accepted until June 2005.

Accreditation: Accreditation is a system for recognizing educational institutions and their programs for performance, integrity and quality. In the United States, this accreditation program is recognized by the federal government. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Also, certain scholarship grants are restricted to students attending institutions accredited by certain associations. Our school is currently not accredited.

EMPLOYEES

As of September 15, 2004, we had approximately 18 full-time employees as well as a number of independent contractors. None of our employees are represented by a labor union. We have not experienced any work stoppages and generally believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 6421 Congress Avenue, Suite 201, Boca Raton, Florida. This facility consists of approximately 6,200 square feet of office space, leased from a non-affiliated third party at an annual rent of approximately $78,000. The leases expire in July 2005.

The headquarters of our subsidiary, Barrington University, are located at 801 Executive Park Dr., Mobile, Alabama. This facility consists of approximately 1,500 square feet of office space, leased from a non-affiliated third party at an annual rate of approximately $11,000. The lease expires in April 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since January 4, 2000 until December 17, 2002, our common stock had been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "VADC.OB". On December 17, 2002 and through April 2004, our common stock had been traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "CNUO.OB". On May 20, 2004, our common stock began trading on the American Stock Exchange (the "Amex") under our new ticker symbol "ICU". The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions.

                                              High ($)      Low ($)
                                              --------     -------
Fiscal 2004
First Quarter  (7/1/03-9/30/03)                 1.55         1.02
Second Quarter (10/01/03-12/31/03)              1.25         0.70
Third Quarter  (1/01/04-3/31/04)                5.70         1.12
Fourth Quarter (4/01/04-6/30/04)                6.96         4.00

Fiscal 2003
First Quarter  (7/1/02-9/30/02)                 0.71         0.42
Second Quarter (10/01/02-12/31/02)              2.02         0.45
Third Quarter  (1/01/03-3/31/03)                1.90         0.85
Fourth Quarter (4/01/03-6/30/03)                1.64         0.82

As of September 15, 2004, there were approximately 1,200 record owners of our common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

         Although forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

         The development and cultivation of wireless applications has served as the focal point for our initiatives. Our wireless segment has produced viable solutions for the security monitoring markets. In addition, we launched our line of wireless video monitoring solutions, Mobile Monitor, MommyTrack(TM) and Cenuco Transmitter. The products offer truly mobile surveillance monitoring solution for the consumer and business market.

         On July 26, 2004, we announced our intentions to review strategic alternatives to divest ourselves from the distance learning segment. Through our subsidiaries, we are engaged in the online distance learning business with a focus on the international, second-career adult and corporate training markets. We currently operate our main school, Barrington University, from Mobile, Alabama, where the State of Alabama Department of Education, Code of Alabama, Title 16-46-1 through 10, licenses the school. We offer degrees and training programs to students in over 80 countries and in multiple languages. The programs are "virtual" in their delivery format and can be completed from a laptop, home computer or through a wireless device.

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

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         A summary of significant accounting policies is included in Note B to the audited consolidated financial statements included herein for the period ended June 30, 2004. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

            We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2004 COMPARED TO THE YEAR ENDED JUNE 30, 2003

CONSOLIDATED RESULTS

         The following discussion relates to our consolidated results of operations. Further discussion and analysis of operating results is follows and is discussed by segment.

Revenues

         For fiscal 2004, we had a 16% decrease in earned revenues to $1,514,349 from $1,577,479 for fiscal 2003.

Cost of Equipment Sales

         For the year ended June 30, 2004 and 2003, we incurred cost of sales related to the sale of our wireless products and equipment of $27,019 and $157,656, respectively.

Instruction and Educational Support

         Instruction and educational support expenses related to our online distant-learning segment. For the year ended June 30 2004, instructional and educational support expenses increased by 14.6% to $114,551 or 7.6% of consolidated net revenues as compared to $99,956 or 6.3% of consolidated net revenues for the year ended June 30, 2003.

Research and Development

         Research and development expenses related to our wireless technology segment. For the year ended June 30 2004, research and development expenses were $30,163 as compared to $64,742 for the year ended June 30, 2003.

Bad Debt Expense

         For the year ended June 30, 2004, bad debt expenses were $162,956 as compared to $403,523 for the year ended June 30, 2003. For the fiscal year ended June 30, 2004, we changed our policy for accounting for withdrawn students in our online distance learning segment. This change is treated as a change in accounting principle. For those students with net receivable balances upon withdrawal, the net debit balance will be charged to bad debt expense rather than to revenues. Management believes this method is preferable as it better reflects the entity's bad debt on withdrawn students. The pro forma net effect on the comparable 2003 consolidated financial statements would be a reclassification of $226,166 from revenues to bad debt expense.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising, trade show expense, and travel. For the year ended June 30, 2004, selling and promotion expenses decreased by 6.8% to $329,333 or 21.7% of consolidated net revenues as compared to $353,403 or 22.4% of consolidated net revenues for the year ended June 30, 2003.

Impairment Loss

         In June 2004, based on an impairment test, we decided to write-off all intangible asset balances of $884,028 relating to the acquisition of certain assets under a purchase agreement. The decision to recognize an impairment loss was made in light of our inability to generate a profit after the acquisition, mounting intercompany balances, the length of time estimated for us to recover the initial investment, and the uncertainty of market conditions and business performance

General and Administrative Expenses

         General and administrative expenses, which includes salaries, professional fees, rent, stock-based compensation, insurance, and other expenses, were $3,610,179 for the year ended June 30, 2004 as compared to $1,879,312 for the year ended June 30, 2003. This amounted to 238% of consolidated net revenues for the year ended June 30, 2004 as compared to 119% for the year ended June 30, 2003. The increase was primarily due to a substantial increase in stock-based compensation and consulting fees in fiscal 2004 as compared to fiscal 2003. Additionally, we incurred one-time costs associated with our listing on the American Stock Exchange as well as certain expenses associated with our capital-raising activities. Consolidated general and administrative expenses are summarized as follows:

                                                    2004        2003
                                                 ----------  ----------
         Salaries .............................  $  788,413  $  818,033
         Stock-based compensation .............   1,681,080     262,843
         Professional fees ....................     130,602     127,954
         Rent .................................      88,004      89,288
         Consulting ...........................     263,704      98,807
         Other ................................     658,376     482,387
                                                 ----------  ----------

            Total General and Administrative ..  $3,610,179  $1,879,312
                                                 ==========  ==========

Interest Income

         Interest income was $21,956 for the year ended June 30, 2004 as compared to $18,921 for the year ended June 30, 2003, an increase of $3,035.

Income Taxes

         Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. As of June 30, 2004, the net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $1,950,000 expires beginning in 2024. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). In connection with the recording of a valuation allowance on our deferred tax asset, in fiscal 2003, we recorded deferred tax expense of $153,156.

WIRELESS AND WEB SOLUTIONS SEGMENT

      For the year ended June 30, 2004 and 2003, we had net revenues of $176,701 and $395,761, respectively, which consisted of the following:

                                                  Fiscal 2004    Fiscal 2003
                                                  -----------    -----------

         Equipment and software Sales ...........   $ 63,965       $191,786
         Wireless Solutions and Web Services ....    112,178        179,563
         Other ..................................        558         24,412
                                                    --------       --------

                                                    $176,701       $395,761
                                                    ========       ========

         For the year ended June 30, 2003, equipment sales included revenues from the sale of telephone equipment or approximately $78,000 that we no longer sell in the current period. Additionally, in fiscal 2003, we sold security cameras and related equipment that we no longer sell in the current period. In fiscal 2004, we had a decrease in revenues of $67,385 from our wireless and web services primarily due to the cancellation of our hosting and maintenance contracts with AIG Environmental.

         For the year ended June 30, 2004 and 2003, we incurred cost of sales related to the sale of equipment of $27,019 and $157,656, respectively.

         For the year ended June 30, 2004 and 2003, we incurred research and development expenses from the development of our new products of $30,163 and $64,742, respectively.

         For the year ended June 30, 2004 and 2003, we incurred bad debt expenses of $5,195 and $15,922, respectively.

         For the year ended June 30, 2004, selling and promotion expenses amounted to $166,367, which included $52,066 in commission expense, $48,868 in advertising expense, $1,408 of trade show expense, printing and reproduction expense of $3,847, and travel expenses of $60,178. For the year ended June 30, 2003, selling and promotion expenses amounted to $216,179, which included $27,132 in commission expense, $5,721 in advertising expense, $99,570 of trade show expense, printing and reproduction expense of $31,146, and travel expenses of $52,610.

         For the year ended June 30, 2004, we incurred $1,577,232 of general and administrative expenses, which included salaries expense of $533,192, consulting expense of $287,634, rent expense of $43,797, professional fees of $93,566, stock-based compensation of $138,450, payroll taxes of $40,563, and other operating expenses. For the year ended June 30, 2003, we incurred $1,099,018 of general and administrative expenses, which included salaries expense of $578,899, consulting expense of $98,203, computer and internet related expenses of $33,038, rent expense of $42,772, professional fees of $58,207, postage and delivery of $36,862, payroll taxes of $39,327, and other operating expenses. For the year ended June 30, 2004, salaries were $533,192 as compared to $578,899 for the year ended June 30, 2003. For the year ended June 30, 2004, we recorded stock-based compensation of $138,450 from the issuance of common stock and grants of stock options and warrants for services. The increase in consulting fees for the year ended June 30, 2004 as compared to the year ended June 30, 2003 was attributable to an increase in fees paid for public relations services related to our MommyTrack product. The increase in rent expense for the year ended June 30, 2004 as compared to the year ended June 30, 2003 was attributable the increase in rent allocated to our wireless segment related to an increase in office space used by this segment.

         For the year ended June 30, 2004 and 2003, interest income was $21,848 and $9,289, respectively. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

ONLINE DISTANCE LEARNING SEGMENT

Revenues

         For fiscal 2004, we had a 13.2% increase in earned revenues to $1,337,648 from $1,181,718 for fiscal 2003. In fiscal 2003 and the first part of fiscal 2004, we decreased our marketing efforts and were focusing on our wireless segment. In the latter part of fiscal 2004, we increased our marketing efforts and saw increased student enrollment in the second quarter of fiscal 2004. Our students completed their courses at a slower rate than expected. Unearned revenue represents the portion of tuition revenue invoiced but not earned and is reflected as a liability in the accompanying consolidated balance sheets. Since we will recognize tuition and registration revenue based on the number of courses actually completed in each student's course of study, student course completion efforts, if successful, are extremely beneficial to operating results. During the year ended June 30, 2004, we experienced a general slowdown in course completion by our students, which had an adverse effect on our revenue.

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

         Percentage of Course Completed     Amount of Tuition Obligated
         ------------------------------     ---------------------------
                10% of less                       10% of tuition
                Between 11% - 25%                 25% of tuition
                Between 26% - 50%                 50% of tuition
                Over 50%.                         Obligated for full tuition.

Expenses

Instruction and Educational Support

         Instruction and educational support expenses consist primarily of student supplies such as textbooks as well as course development fees, credit card fees, computer related expenses, and printing fees. For the year ended June 30 2004, instructional and educational support expenses increased by 14.6% to $114,551 or 8.6% of net revenues as compared to $99,956 or 7.1% of net revenues for the year ended June 30, 2003. The increase in instructional and educational support expenses and the related percentages was mainly attributable to the fact that we have enrolled more students in the current period. Accordingly, student supply expense was $62,564 or 4.7% of net revenues for the year ended June 30, 2004 as compared to $42,835 or 3.0% of revenue for the year ended June 30, 2003. Printing and reproduction costs increased to $22,533 for the year ended June 30, 2004 as compared to $18,271 for the year ended June 30, 2003. Computer and internet expenses increased to $16,646 for the year ended June 30, 2004 as compared to $8,879 for the year ended June 30, 2003 due to increased development and maintenance of our websites and database related to our online university. Additionally, we incurred costs associated with course development for the year ended June 30, 2004 of $0 as compared to $11,592 for the year ended June 30, 2003.

Bad Debt Expenses

         For the year ended June 30, 2004, bad debt expense amounted to $157,761 as compared to $161,435 for the year ended June 30, 2003, resulting from student inactivity.

Selling and Promotion

         Selling and promotion expense consists primarily of recruiting fees, advertising and travel. For the year ended June 30, 2004, selling and promotion expenses increased by 18.8% to $162,966 or 12% of net revenues as compared to $137,224 or 11.6% of net revenues for the year ended June 30, 2003. The increase in selling and promotion expenses is attributable to the refocus of in our selling and promotion efforts to our distance learning segment. For the year ended June 30, 2004, advertising expense amounted to $61,499 as compared to $97,977 for the year ended June 30, 2003. Additionally, our recruiting fees increased to $92,472 for year ended June 30, 2004 from $28,186 for the year ended June 30, 2003. The increase is attributable to our increased use of recruiters to obtain students.

General and Administrative Expenses

         General and administrative expenses, which includes salaries, stock-based compensation, professional fees, rent, insurance, and other expenses, were $2,032,947 for the year ended June 30, 2004 as compared to $780,294 for the year ended June 30, 2003. This amounted to 152% of net revenues for the year ended June 30, 2004 as compared to 66% for the year ended June 30, 2003. The increase was primarily due to the following factors:

         The cost of professional fees decreased to $37,036 for the year ended June 30, 2004 as compared to $69,747 for the year ended June 30, 2003 due to the increased allocation of professional fees to our wireless technologies segment. For the year ended June 30, 2004, salaries were $255,220 as compared to salaries of $239,134 for the year ended June 30, 2003. The increase in salaries was attributable to the hiring of staff for marketing purposes. For the year ended June 30, 2004, we recorded stock-based compensation of $1,542,630 from the issuance of common stock and grants of stock options and warrants for services rendered as compared to $262,843 for the year ended June 30, 2003. Additionally, we experienced a decrease in postage and delivery, telephone expenses, rent, payroll taxes, and office expenses due to a decrease in student activity and increased allocations of our overhead expenses to our wireless segment.

Interest Income

         Interest income was $108 for the year ended June 30, 2004 as compared to $9,632 for the year ended June 30, 2003, a decrease of $9,524 due to the fact that cash was transferred to our wireless segment. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

SUMMARY OF CONSOLIDATED RESULTS

Net income (loss)

         As a result of the foregoing factors, we recognized a net loss of $(3,621,924) or $(.36) per common share on a consolidated basis for the year ended June 30, 2004 as compared to a net loss of $(1,289,182) or $(.15) per common share for the year ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, we had $5,696,316 in cash and equivalents and short-term investments, consisting of a certificate of deposit, on hand to meet our obligations.

         In connection with a private placement, we sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. Additionally, in March and April 2004, we consummated a capital raise through a private placement offered to accredited investors. We offered, through a placement agent, investment units consisting of 5,000 shares of our common stock offered at $4.00 per share with a callable warrant to purchase 5,000 shares of its common stock at $4.50 per share. The private placement was originally to be for a maximum amount of $5,000,000, but was subsequently increased to a maximum of $6,000,000. In connection with this private placement, we sold 300 units aggregating 1,500,000 shares of common stock and 1,500,000 warrants for net proceeds of $5,380,044. Additionally, during fiscal 2004, we received proceeds of $69,300 from the exercise of warrants and options. In the future, we may raise additional funds to expand our operations or to pursue acquisition opportunities or other expansion opportunities

         During the year ended June 30, 2004 and 2003, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

         Net cash used in operations was $799,817 for the year ended June 30, 2004 as compared to net cash used in operations of $459,548 for the year ended June 30, 2003. We used additional cash funds for salaries and expenses related to the development of our wireless security products. We feel that with expected positive cash flow, our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash used in investing activities for the year ended June 30, 2004 was $4,738,297 as compared to $775,215 for year ended June 30, 2003 and was primarily related to our investment in certificate of deposits during the year ended June 30, 2004 of $4,688,384 as compared to $701,614 for the year ended June 30, 2003. Additionally, we acquired property and equipment of $49,913 and $73,601 for the years ended June 30, 2004 and 2003, respectively.

         Net cash provided by financing activities for the year ended June 30, 2004 was $5,549,344 as compared to $0 for year ended June 30, 2003. In fiscal 2004, we received net proceeds of $5,549,344 from the sales of common stock and exercise of stock options and warrants.

         We currently have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. We have adequate cash funds to meet our operating needs trough fiscal 2005. However, if we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital- raising activities would be successful.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We adopted SFAS No. 150 in the first quarter of Fiscal 2004. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no events required to be reported by this Item 8. On December 19, 2003, we filed a current report on Form 8-K regarding the resignation of our previous auditor, Grant Thornton, LLP and engaged our new auditor, Salberg & Company, P.A.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following individuals comprise our management team:

Steven M. Bettinger, 33 years old, has served as our Chief Executive Officer, President and Director since 1999. Mr. Bettinger founded Barrington University in 1993, and also and serves as an advisor to the E-learning market. Mr. Bettinger received his B.S. in Business Administration from Syracuse University where he attended on scholarship.

Robert Picow, 49 years old, has served as chairman of the Board since April 22, 2004 and as a director since July of 2003. In 1982, Mr. Picow founded Allied Distributors, a small electronics distributorship based in Philadelphia. In 1986, Allied Communications was formed and the company focused on cellular telephones and related products. Allied Communications became one of the leaders in this field and Mr. Picow served as C.E.O. until its merger in 1996 with Brightpoint, a publicly traded communications company. Mr. Picow served as Vice Chairman and a Director at Brightpoint until 1997. Robert served as a Director of S.B.A. Communications for a two-year term and is now a director of Streicher Mobile Fueling and Fundamental Management Corporation a private fund management company. Mr. Picow also serves on the Board of Trustees of the Children's Place at Home Safe a Palm Beach based charity.

Andrew Lockwood, 36 years old, has served as a director since April 2000. Mr. Lockwood is the principal owner of Black Acre Mortgage, Inc., a mortgage brokerage firm located in Fort Lauderdale, Florida. Previously, he served as President of Shochet Securities, a division of publicly traded financial service company. Before joining Shochet, Mr. Lockwood was employed as an attorney in the corporate and securities department of Atlas Pearlman, P.A., a law firm located in Fort Lauderdale, Florida and Graubard, Mollen & Miller, a law firm located in New York City. Mr. Lockwood received his J.D. from St. John's University School of Law and his B.A. from Wesleyan University. Mr. Lockwood is a member of the New York and Florida Bar Associations and serves on the board of The Daniel Cantor Senior Center in Sunrise, Florida.

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

Tuyen V. Do, 33 years old, has served as a Director since July 26, 2004. Since 2003, Mr. Do serves as Vice President of Royal Palm Capital Partners, L.P., a middle market private equity firm. Prior to joining Royal Palm Capital Partners, Mr. Do was an investment banker at J.P. Morgan Securities, Inc. Mr. Do received his B.S. in Commerce with concentrations in Finance, Marketing and Management, his M.B.A., and his J.D. from the University of Virginia.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, none of the required parties are delinquent in their 16(a) filings. Directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders. Executive officers are elected by and serve at the discretion of the Board of Directors. The Board of Directors held 5 meetings during Fiscal 2004 and consented to approximately 5 corporate resolutions. We do not have an audit committee. The entire Board of Directors serves as the audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors. There are no other committees of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth information relating to the compensation we paid during the past two fiscal years to: (i) the President and Chief Executive Officer; and (ii) each other executive officer who earned more than $100,000 during Fiscal 2004 and 2003 (the "Named Executive Officers").

                                      Annual Compensation                              Long-Term Compensation
                         --------------------------------------------------    ---------------------------------------
                                                                               Restricted    Securities
                                                               Other Annual      Stock       Underlying
 Name and Principal         Fiscal      Salary      Bonus      Compensation      Awards       Options      All Other
 Position                    Year         ($)        ($)            ($)            ($)         SAR (#)    Compensation
 ------------------------   ------     --------   ----------   ------------    ----------    ----------   ------------
Steven M. Bettinger,         2004      $242,692   $ 71,000(1)   $   -0-        $97,000 (3)    100,000         -0-
President and Chief          2003      $250,000   $ 82,000(2)       -0-        $42,000 (4)    100,000         -0-
Executive Officer

Robert Picow,                2004      $      -   $449,300(5)       -0-        $ 9,700 (6)     10,000         -0-
Chairman of the Board        2003      $      -   $      -          -0-        $ 6,500 (7)      5,000         -0-

Jordan Serlin,               2004      $ 19,231   $ 86,000(8)   $37,659(10)    $58,200 (9)     60,000         -0-
Chief Operating Officer      2003      $      -          -      $   -0-              -              -         -0-

(1) Represents the issuance of 100,000 shares of common stock at a fair market value of $0.71 on the date of issuance.
(2) Represents the issuance of 100,000 shares of common stock at a fair market value of $0.82 on the date of issuance.
(3) Represents value of 100,000 stock options granted at a fair market value on date of grant of $0.97.
(4) Represents value of 100,000 stock options granted at an exercise price of $.42.
(5) Represents the issuance of 125,000 shares of common stock at a average fair market value of $3.59 on the date of issuance.
(6) Represents value of 10,000 stock options granted at a fair market value on date of grant of $0.97.
(7) Represents value of 5,000 stock options granted at a fair market value on date of grant of $1.30.
(8) Represents the issuance of 20,000 shares of common stock at a fair market value of $4.30 on the date of issuance.
(9) Represents value of 60,000 stock options granted at a fair market value on date of grant of $0.97.
(10) Represents amount paid during year as independent contractor.

EMPLOYMENT AGREEMENTS

         We were a party to an employment agreement with Steven M. Bettinger, our President and Chief Executive Officer, which was entered into December 1, 1999 for a term of two years. The employment agreement provided for an annual salary of $150,000, and a bonus determined in the sole discretion of our Board of Directors. Effective January 1, 2001, the Board of Directors approved a new two year employment agreement, which provides an increase in salary for Mr. Bettinger to $250,000 per year and a bonus to be determined in the sole discretion of our Board of Directors. In connection with the employment agreements mentioned herein, Mr. Steven M. Bettinger was granted options under the 2000 Plan to purchase an aggregate total of 400,000 (100,000 each year) shares of common stock in fiscal 2004, 2003, 2002 and fiscal 2001 at an exercise price equal to the fair value market value on the date of grant.

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

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of options made during Fiscal 2004 to the Named Executive Officers.

                                           % of Total
                     Number of Shares   Options Granted  Exercise or
                    Underlying Options  to Employees in  Base Price   Expiration
                       Granted (#)         Fiscal Year     ($/Sh)        Date
 -------------------------------------------------------------------------------

 Steven M. Bettinger     100,000              19.8%         $1.15   January 2014
 Robert Picow             10,000               2.0%         $1.15   January 2014
 Jordan Serlin            60,000              11.9%         $1.15   January 2014

STOCK OPTIONS HELD AT END OF FISCAL 2004

         The following table indicates the total number and value of exercisable and unexercisable stock options held by Named Executive Officers as of June 30, 2004.

                            Number of Securities             Value of Unexercised
                           Underlying Unexercised                 In-the-Money
                       Options at Fiscal Year-End (#)   Options at Fiscal Year-End ($)(1)
                       ------------------------------   ---------------------------------
 Name                  Exercisable      Unexercisable   Exercisable         Unexercisable
 -------------------   -----------      -------------   -----------         -------------
 Steven M. Bettinger     200,000            200,000     $ 970,000             $  970,000
 Robert Picow              1,667             13,333     $   8,085             $   64,665
 Jordan Serlin                 -             60,000     $       -             $  291,000

 -------------

(1) Based on the OTC Bulletin Board last sales price for our common stock on September 14, 2004 in the amount of $4.85 per common share.

2000 PERFORMANCE EQUITY PLAN

On February 1, 2000, we adopted and implemented the 2000 Plan. The purpose of the 2000 Plan is to advance our interests by providing an additional incentive to attract and retain qualified and competent persons as employees, officers, directors and consultants upon whose efforts and judgment our success is largely dependent. The 2000 Plan was effective as of February 1, 2000, and, unless sooner terminated by our Board of Directors in accordance with the terms thereof, shall terminate on February 1, 2010. The number of shares of common stock that may be issued upon the exercise of options granted under the 2000 Plan, as amended, is 3,000,000. As of June 30, 2003, options to purchase a total of 1,361,000 shares had been granted pursuant to the 2000 Plan, all of which are outstanding and 702,667 of which are exercisable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table provides certain information regarding our common stock beneficially owned as of September 15, 2004 by:

         o each person who is known by us to own beneficially 5% or more of our common stock; each of our executive officers and directors; and

         o        all of our executive officers and directors as a group.

In accordance with SEC rules, options or warrants not exercisable within 60 days of this report are not considered part of the holder's beneficial ownership. As of September 20, 2004, there were 12,247,271 shares of common stock outstanding. Unless otherwise stated, the address for the beneficial shareholder is 6421 Congress Ave., Suite 201, Boca Raton, Florida 33487.

 Name and Address of               Number of Shares of Common
 the Beneficial Owner              Stock Beneficially Owned       Percentage %
 -------------------------------------------------------------------------------

 Steven M. Bettinger                      3,602,982 (1)              28.79%
 Robert Picow                               184,167 (2)               1.47%
 Jordan Serlin                               20,000                    0.0%
 Adam Wasserman                              20,036                    0.0%
 Andrew Lockwood                             68,750 (3)                0.5%
 Jack Phelan                                 72,500 (4)                0.5%
 Tuyen V. Do                                 20,000                    0.0%
 -------------------------------------------------------------------------------
 All executive officers and
 Directors as a group (6 persons)         3,988,435                  31.87%
 -------------------------------------------------------------------------------

(1) Includes 200,000 stock options exercisable as of September 20, 2004
(2) Includes 1,667 stock options exercisable as of September 20, 2004
(3) Includes 30,000 stock options exercisable as of September 20, 2004
(4) Includes 35,000 stock options exercisable as of September 20, 2004

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert Bettinger, our former chairman of the Board, is the majority shareholder of a consulting company that formerly rendered Internet consulting services to us. During the years ended June 30, 2004 and 2003, fees paid to the consulting company amounted to $67,000 and $73,000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           3.1    Registrant's Certificate of Incorporation(1)
           3.2    Registrant's Amended and Restated Bylaws(1)
          10.1    2000 Performance Equity Plan *(1)
          10.2 Employment Agreement between the Registrant and Steven M. Bettinger(2)
          21.1    Subsidiaries of the Registrant (2)
          31.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)
          31.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002 (3)
          32.1 Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (3)
          32.2 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 (3)
         ---------
         *        Management Compensation Plan or Arrangement

         (1) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-KSB for the fiscal year ended June 30, 2000.

         (2) Incorporated herein by reference to the comparable exhibits filed with Registrant's Form 10-KSB for the fiscal year ended June 30, 2001.

         (3)      Filed herewith

(b) Reports on 8-K

         On April 5, 2004, we reported that we consummated a capital raise through a private placement offered to accredited investors. We offered, through a placement agent, investment units consisting of 5,000 shares of its common stock offered at $4.00 per share with a callable warrant to purchase 5,000 shares of its common stock at $4.50 per share. The private placement was originally to be for a maximum amount of $5,000,000, but was subsequently increased to a maximum of $6,000,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors and previous auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $40,000 and $57,000, respectively.

AUDIT-RELATED FEES

For fiscal 2004 and 2003, the Company's current and previous auditors billed for service related to an S-3 registration filing with the SEC, and other items in the amount of $21,626 and $0, respectively. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004


                                    CONTENTS



Report of Independent Registered Public Accounting Firm......................F-2

Report of Independent Registered Public Accounting Firm......................F-3

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-4

    Consolidated Statements of Operations....................................F-5

    Consolidated Statement of Changes in Stockholders' Equity................F-6

    Consolidated Statements of Cash Flows....................................F-7

Notes to Consolidated Financial Statements...........................F-8 to F-24

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Cenuco, Inc.

We have audited the accompanying consolidated balance sheet of Cenuco, Inc. and Subsidiaries (the "Company") as of June 30, 2004 and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of June 30, 2003 were audited by other auditors whose report dated August 27, 2003 expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cenuco, Inc. and Subsidiaries at June 30, 2004, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
September 15, 2004

Grant Thornton
Accountants and Business Advisors

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

Board of Directors
Cenuco, Inc.
(formerly Virtual Academics.com, Inc.)

We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows of Cenuco, Inc. and Subsidiaries (the "Company") for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Cenuco, Inc. and Subsidiaries for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Miami, Florida
August 27, 2003

                                         CENUCO, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                                 June 30, 2004
                                                     ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents ................................................................    $    306,318
    Short-term Investments ...................................................................       5,389,998
    Tuition Receivable - current  (Net of Allowance for Doubtful Accounts of $101,989) .......         825,183
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $2,400) ...................          26,936
    Inventories ..............................................................................          18,282
    Other Current Assets .....................................................................          72,316
                                                                                                  ------------

        Total Current Assets .................................................................       6,639,033
                                                                                                  ------------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ..........................................................         220,138
    Furniture, Fixtures and Office Equipment .................................................          50,699
    Leasehold Improvements ...................................................................           3,051
                                                                                                  ------------
        Total Property and Equipment .........................................................         273,888

    Less: Accumulated Depreciation ...........................................................        (145,836)
                                                                                                  ------------

        Total Property and Equipment, Net ....................................................         128,052
                                                                                                  ------------

OTHER ASSETS:
    Tuition Receivable - non-current (Net of Allowance for Doubtful Accounts of $302,760) ....         360,892
    Deferred Recruiting Fees .................................................................          50,912
    Security Deposits ........................................................................           8,642
                                                                                                  ------------

        Total Other Assets ...................................................................         420,446
                                                                                                  ------------

        Total Assets .........................................................................    $  7,187,531
                                                                                                  ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable .........................................................................    $    131,617
    Unearned Revenues ........................................................................         859,581
    Accrued Recruiting Fees ..................................................................           4,398
    Other Accrued Expenses ...................................................................         126,759
                                                                                                  ------------

        Total Current Liabilities ............................................................       1,122,355
                                                                                                  ------------

NON-CURRENT LIABILITIES:
    Unearned Revenues, Net of Current Portion ................................................       1,450,968
    Accrued Recruiting Fees, Net of Current Portion ..........................................           3,376
                                                                                                  ------------

        Total Non-Current Liabilities ........................................................       1,454,344
                                                                                                  ------------

        Total Liabilities ....................................................................       2,576,699
                                                                                                  ------------

COMMITMENTS AND CONTINGENCIES (See Note C)

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding ) .................................................               -
    Common Stock ($.001 Par Value; 25,000,000 Shares Authorized;
          12,137,271 Shares Issued and Outstanding) ..........................................          12,137
    Common Stock Issuable (13,036 shares) ....................................................              13
    Additional Paid-in Capital ...............................................................      10,247,263
    Accumulated Deficit ......................................................................      (5,233,400)
    Deferred Consulting ......................................................................        (415,181)
                                                                                                  ------------

        Total Stockholders' Equity ...........................................................       4,610,832
                                                                                                  ------------

        Total Liabilities and Stockholders' Equity ...........................................    $  7,187,531
                                                                                                  ============

                          See accompanying notes to consolidated financial statements

                                                      F-4

                                         CENUCO, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                     For the Year Ended
                                                                                           June 30,
                                                                               -------------------------------
                                                                                   2004               2003
                                                                               ------------       ------------
NET REVENUES:
    Tuition and Tuition-related .........................................      $  1,337,648       $  1,181,718
    Wireless Products and Services ......................................           176,701            395,761
                                                                               ------------       ------------

NET REVENUES ............................................................         1,514,349          1,577,479
                                                                               ------------       ------------

COSTS AND EXPENSES:
    Cost of Equipment Sales - Wireless Products and Services ............            27,019            157,656
    Instructional and Educational Support ...............................           114,551             99,956
    Research and Development ............................................            30,163             64,742
    Bad Debt Expense ....................................................           162,956            177,357
    Selling and Promotion ...............................................           329,333            353,403
    Impairment Loss .....................................................           884,028                  -
    General and Administrative ..........................................         3,610,179          1,879,312
                                                                               ------------       ------------

        Total Operating Expenses ........................................         5,158,229          2,732,426
                                                                               ------------       ------------

LOSS FROM OPERATIONS ....................................................        (3,643,880)        (1,154,947)

OTHER INCOME:
    Interest Income .....................................................            21,956             18,921
                                                                               ------------       ------------

LOSS BEFORE INCOME TAXES ................................................        (3,621,924)        (1,136,026)

INCOME TAX EXPENSE:
    Deferred Income Tax .................................................                 -           (153,156)
                                                                               ------------       ------------

        Total Income Tax Expense ........................................                 -           (153,156)
                                                                               ------------       ------------

NET LOSS ................................................................      $ (3,621,924)      $ (1,289,182)
                                                                               ============       ============

BASIC AND DILUTED:
      Net Loss Per Common Share - Basic and Diluted .....................      $      (0.36)      $      (0.15)
                                                                               ============       ============

      Weighted Common Shares Outstanding - Basic and Diluted ............        10,047,698          8,767,481
                                                                               ============       ============

                          See accompanying notes to consolidated financial statements

                                                      F-5

                                         CENUCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   For the Years Ended June 30, 2004 and 2003
                    Common Stock       Common Stock
                     $.001 Par           Issuable      Additional                                     Total
                --------------------  ---------------    Paid-in    Accumulated      Deferred     Stockholders'
                  Shares      Amount  Shares   Amount    Capital      Deficit      Compensation      Equity
                ----------   -------  ------   ------  -----------  ------------   ------------   -------------
Balance at
 June 30, 2002   8,701,467   $ 8,701       -    $ -    $ 1,383,264  $  (322,294)    $       -     $ 1,069,671

Net Loss .....           -         -       -      -              -   (1,289,182)            -      (1,289,182)

Common Stock
 Issued for
 Services ....     279,594       280       -      -        236,563            -             -         236,843

Common stock
 options
 granted .....           -         -       -      -         52,000            -       (26,000)         26,000
                ----------   -------  ------    ---    -----------  -----------     ---------     -----------

Balance at
 June 30, 2003   8,981,061     8,981       -      -      1,671,827   (1,611,476)      (26,000)         43,332

Net Loss .....           -         -       -      -              -   (3,621,924)            -      (3,621,924)

Common Stock
 Issued for
 Services ....   1,266,464     1,266   3,036      3      1,687,230            -      (532,500)      1,155,999

Common stock
 Issued for
 Intangible
 Asset .......     200,000       200       -      -        949,800            -             -         950,000

Exercise of
 Stock Options
 and Warrants       76,666        77  10,000     10         69,213            -             -          69,300

Common stock
 options and
 warrants
 granted .....           -         -       -      -        381,762            -      (297,862)         83,900

Common Stock
 Issued for
 Debt ........      13,080        13       -      -          8,987            -             -           9,000

Sale of common
 stock and
 warrants, net
 of offering
 costs .......   1,600,000     1,600       -      -      5,478,444            -             -       5,480,044

Amortization
 of deferred
 compensation            -         -       -      -              -            -       441,181         441,181
                ----------   -------  ------    ---    -----------  -----------     ---------     -----------

Balance at
 June 30, 2004  12,137,271   $12,137  13,036    $13    $10,247,263  $(5,233,400)    $(415,181)    $ 4,610,832
                ==========   =======  ======    ===    ===========  ===========     =========     ===========

                          See accompanying notes to consolidated financial statements

                                                      F-6

                                         CENUCO, INC. AND SUBSIDIAIRES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      For the Year Ended
                                                                                           June 30,
                                                                                ------------------------------
                                                                                    2004               2003
                                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ............................................................       $(3,621,924)       $(1,289,182)
    Adjustments to Reconcile Net Loss to Net Cash Flows
        Used in Operating Activities:
           Depreciation .................................................           113,162             38,027
           Stock-Based Compensation .....................................         1,681,080            262,843
           Deferred Income Taxes ........................................                 -            153,156
           Provision for Doubtful Accounts ..............................           (55,844)            14,993
           Impairment Loss ..............................................           884,028                  -

           (Increase) Decrease in:
             Tuition Receivable .........................................            50,648            477,946
             Accounts Receivable ........................................            (1,047)               124
             Inventories ................................................            14,532             74,479
             Deferred Recruiting Fees ...................................            26,505             49,123
             Other Current Assets .......................................           (44,194)            10,432
        Other Assets:
             Tuition Receivable - Non-current ...........................           225,065            448,248
             Deferred Recruiting Fees - Non-current .....................             4,556            (21,056)

        Increase (Decrease) in:
              Accounts Payable ..........................................           109,855             (9,968)
              Unearned Revenues .........................................          (124,815)        (1,483,812)
              Accrued Recruiting Fees ...................................           (16,146)           (74,948)
              Other Accrued Expenses ....................................            45,064             19,402
        Other Liabilities:
              Unearned Revenues - Non-current ...........................           (77,534)           869,608
              Accrued Recruiting Fees - Non-current .....................           (12,808)             1,037
                                                                                -----------        -----------

Net Cash Flows Used in Operating Activities .............................          (799,817)          (459,548)
                                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in Short-term Investment ...................................        (4,688,384)          (701,614)
    Acquisition of Property and Equipment ...............................           (49,913)           (73,601)
                                                                                -----------        -----------

Net Cash Flows Used in Investing Activities .............................        (4,738,297)          (775,215)
                                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Exercise of Stock Options and Warrants ................            69,300                  -
    Net Proceeds from Sale of Common Stock ..............................         5,480,044                  -
                                                                                -----------        -----------

Net Cash Flows Provided by Financing Activities .........................         5,549,344                  -
                                                                                -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents ....................            11,230         (1,234,763)

Cash and Cash Equivalents - Beginning of Year ...........................           295,088          1,529,851
                                                                                -----------        -----------

Cash and Cash Equivalents - End of Year .................................       $   306,318        $   295,088
                                                                                ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest ............................................................       $         -        $         -
                                                                                ===========        ===========
    Income Taxes ........................................................       $         -        $         -
                                                                                ===========        ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for Debt (See Note D) ...........................       $     9,000        $         -
                                                                                ===========        ===========
    Common stock issued for  Intangible Asset (See Note D) ..............       $   950,000        $         -
                                                                                ===========        ===========

                          See accompanying notes to consolidated financial statements

                                                      F-7

                          Cenuco, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE A - ORGANIZATION

   Currently, Cenuco, Inc., (a Delaware corporation) and Subsidiaries (the "Company") is engaged in two different business segments:

   Cenuco, Inc., a Florida corporation ("Cenuco") and wholly-owned subsidiary of Cenuco, Inc. (a Delaware corporation), has pioneered the ability to transmit live streaming video onto cellular phones, cellular capable Personal Digital Assistants, 802.x devices, and remote computers. The patent pending core technology has been productized as a security remote video monitoring family of products for the retail/consumer, small to medium size enterprise, as well as for large enterprise, government, and homeland security market sectors. Cenuco's cellular remote video monitoring products are approved for sale to all Federal and military agencies, including the Department of Homeland Security. Cenuco was issued a five-year General Services Administration Contract number, GS-04F-0025N, in July 2003. Cenuco also develops wireless solutions and web services for the academic, real estate, and other markets. By offering remote monitoring services and technologies as a product and for licensing, Cenuco is positioned to grow within the application space worldwide.

   Additionally, the Company, through its wholly-owned subsidiary, Barrington University, Inc. ("Barrington"), is engaged in the online distance learning industry with a focus on the international, mid-career adult and corporate training markets since 1993 through various predecessor entities. The Company offers programs in a variety of concentrations to students in over 90 countries worldwide. The Alabama Department of Education licenses the School. There are also arrangements with several international universities that confer dual degrees and certificates based on the School's approval of the curriculum.

   The Company's administrative and sales office is located in Boca Raton, Florida and Mobile, Alabama.

   The Company has exhibited negative trends in its net results of operations and cash flows since fiscal year 2002. These factors may suggest certain risks and uncertainties surrounding the Company's current operations and ability to continue as a going concern. However, such risks and uncertainties are mitigated due to such positive aspects of the Company's financial position at June 30, 2004 including cash and liquid investment balances of $5,696,316 and a positive working capital position of $5,536,025.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Management Estimates

   The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Significant estimates in 2004 include the provision for doubtful accounts, unearned revenue, prepaid and accrued recruiting fees, valuation of stock-based compensation, and the valuation of the software intangible asset. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

   Short Term Investment

   Short-term investment includes a certificate of deposit ("CD") with a maturity of greater than three months. At June 30, 2004, the Company owns a CD with a balance of $5,389,998. The CD bears interest at 1.69% and matures on February 24, 2005.

   Tuition Receivable

   The Company, in the ordinary course of business finances the tuition, without interest, over a period of up to twenty-four months. Because a significant part of the tuition is deferred, the Company does not impute interest with respect to receivables that mature in more than one year. Tuition receivables are stated at the amount of unpaid principal, reduced by an allowance for receivable loan losses. A large portion of accounts receivable represents receivables for coursework students have not yet initiated and are offset by a related deferred revenue liability. Provisions for estimated losses on student receivables are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of tuition receivables based upon historical trends, economic conditions and other information.

   Accounts receivable

   Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Deferred Recruiting Fees

   Students learn about the School via the Internet or are recruited through a worldwide network of recruiters. Recruiters are paid recruiting fees upon receipt of tuition payment by the student. Recruiting fees are accrued as a liability relating to the tuition due the Company, and deferred as an asset relating to the portion of revenue that has been deferred (unearned). The Company amortizes deferred recruiting fees using the same method as the Company recognizes the related tuition revenue and is based on the number of courses actually completed in each student's course of study.

   Inventories

   Inventories, consisting of security cameras and equipment, are stated at the lower of cost or market utilizing the first-in, first-out method.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to seven years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $47,190 and $38,027 for the years ended June 30, 2004 and 2003, respectively.

   Intangibles and other Long-Lived Assets

   The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company's acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. In June 2004, based on an impairment test, the Company decided to write-off a software intangible asset balance of $884,028 relating to the acquisition of assets under a purchase agreement, in April 2004, in the Company's wireless solutions segment. The decision to recognize an impairment loss was made in light of the Company's subsidiary inability to generate a profit after the acquisition, mounting intercompany balances, the length of time estimated for us to recover the initial investment, and the uncertainty of market conditions and business performance.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Fair Value of Financial Instruments

   The carrying values of short term investments, short-term tuition and accounts receivables, and accounts payable approximate fair value due to the short term maturities of these instruments.

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

   The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the years ended June 30, 2004 and 2003:

                                                      Year ended June 30,
                                                  --------------------------
                                                      2004           2003
                                                  -----------    -----------

   Net loss as reported .......................   $(3,621,924)   $(1,289,182)

   Add: total stock-based employee
   compensation expense determined under
   fair value based method, net of related
   tax effect .................................      (154,832)       (99,320)
                                                  -----------    -----------

   Pro forma net loss .........................   $(3,776,756)   $(1,388,502)
                                                  ===========    ===========

   Basic loss per share:
         As reported ..........................   $      (.36)   $      (.15)
                                                  ===========    ===========
         Pro forma ............................   $      (.38)   $      (.16)
                                                  ===========    ===========

   The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Stock-based Compensation (continued)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                            2004               2003
                                            ----               ----

         Dividend yield                      0%                 0%
         Expected volatility range       74% to 81%         71% to 81%
         Risk-free interest rate            4.50%              4.50%
         Expected holding periods        5-10 years          5 years

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

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Revenue Recognition - Continued

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

         Percentage of Course Completed     Amount of Tuition Obligated
         ------------------------------     ---------------------------
               10% of less                        10% of tuition
               Between 11% - 25%                  25% of tuition
               Between 26% - 50%                  50% of tuition
               Over 50%                           Obligated for full tuition.

   When a student withdraws, the Company writes off the remaining tuition receivable balance against the remaining unearned revenue balance and records any credit difference to revenues as surrendered tuition deposits less an estimated refundable tuition liability and any debit difference to bad debt expense.

   Change in Accounting Principle

   For the fiscal year ended June 30, 2004, the Company changed its policy for accounting for withdrawn students in its online distance learning segment. This change is treated as a change in accounting principle. For those students with net receivable balances upon withdrawal, the net debit balance will be charged to bad debt expense rather than to revenues. Management believes this method is preferable as it better reflects the entity's bad debt on withdrawn students. The pro forma net effect on the comparable 2003 consolidated financial statements would be a reclassification of $226,166 from revenues to bad debt expense. There is no net effect in any year presented in the accompanying consolidated financial statements on the Company's net results of operations, net loss per share, financial position or cash flows.

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

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Advertising

   Advertising is expensed as incurred. Advertising expenses for the years ended June 30, 2004 and 2003 totaled $110,367 and $103,698, respectively.

   Research and Development

   Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. The Company's software research and development costs primarily relate to software development during the period prior to technological feasibility and are expensed as incurred. During fiscal 2004 and 2003, no software development costs were capitalized.

   Earnings (Loss) Per Common Share

   Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. The reconciliation between the computations is as follows:

                            Net Loss      Basic Shares      Basic EPS
                         -------------    ------------     -----------
         2004            $ (3,621,924)     10,047,698      $     (.36)
         2003            $ (1,289,182)      8,767,481      $     (.15)

   Not included in basic shares are stock options of 1,361,000 and 926,000 because they are anti-dilutive in 2004 and 2003, respectively.

   Recent Accounting Pronouncements

   The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. We adopted SFAS No. 150 in the first quarter of Fiscal 2004. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Reclassifications

   Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 consolidated financial statement presentation. These reclassifications had no impact on previously reported net results of operations or stockholders' equity (deficit).

NOTE C - COMMITMENTS AND CONTINGENCIES

   Employment Agreements

   The Company entered into an employment agreement with its executive officer for a 24-month period ending January 1, 2003, subject to automatic renewals of 12-month terms unless terminated by the Company or the employee with 30-days' prior written notice. In addition to an annual salary of up to $250,000 for the President and Chief Executive Officer the agreements entitle the officers to receive options to purchase 100,000 shares of common stock of the Company each year of employment at fair market value. These options were issued under the Company's stock option plan (see Note D). These options vest 1/3 per year, beginning one year from the date of grant. The agreement also provide for the receipt of an annual bonus at the discretion of the Board of Directors. During fiscal 2004 and 2003, the Company's President received a discretionary bonus of each year of 100,000 shares of common stock, respectively. (See Note D).

   Litigation

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

   Leases

   The Company leases its Florida and Alabama offices under leases that expire through July 2005. The office lease agreements have certain escalation clauses and renewal options. Future minimum rental payments required under this operating lease is as follows:

                  Year Ended June 30, 2005        $ 90,501
                  Year Ended June 30, 2006        $  7,016

   Rent expense for the twelve-month periods ended June 30, 2004 and 2003 was $88,004 and $89,288, respectively.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE D - STOCKHOLDERS' EQUITY

   Stock Options

   On February 1, 2000, the Company adopted a stock option plan (the "2000 Performance Equity Plan"). A majority of the shareholders of the Company approved the Plan. The plan provides options exercisable for a maximum of 3,000,000 shares of common stock to be granted. Both incentive and nonqualified stock options may be granted under the Plan.

   The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years. There were 26,666 and no options exercised during the fiscal years 2004 and 2003, respectively. There were 43,334 and 275,000 options forfeited during fiscal years 2004 and 2003, respectively. The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized.

   A summary of the status of the Company's outstanding stock options as of June 30, 2004 and 2003 and changes during the year ending on that date is as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                     Shares       Price
                                                   ----------    --------
         Outstanding at June 30, 2002 ..........      891,000     $ 1.23
         Granted ...............................      310,000       0.57
         Exercised .............................            -          -
         Forfeited .............................     (275,000)     (2.30)
                                                   ----------     ------
         Outstanding at June 30, 2003 ..........      926,000     $ 0.70
         Granted ...............................      505,000       1.50
         Exercised .............................      (36,666)     (0.53)
         Forfeited .............................      (33,334)     (2.19)
                                                   ----------     ------

         Outstanding at June 30, 2004 ..........    1,361,000     $ 0.96
                                                   ==========     ======

         Options exercisable at end of year ....      702,667     $ 0.89
                                                   ==========     ======

         Weighted-average fair value of options
           granted during the year                    2004         2003
                                                      ----       --------
                                                     $1.50        $0.57

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE D - STOCKHOLDERS' EQUITY - Continued

   Stock Options - continued

   The following information applies to options outstanding at June 30, 2004:

   2004
   ----
                                    Options Outstanding      Options Exercisable
                                  -----------------------    -------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                   Remaining     Average                Average
   Range of Exercise              Contractual    Exercise               Exercise
   Prices              Shares     Life (Years)    Price      Shares      Price
   -----------------   -------    ------------   --------    -------    --------
   $2.50 to $2.65       55,000        5.66        $ 2.50      55,000      2.50
   $2.00               210,000        7.88        $ 2.00     105,000      2.00
   $1.15 to $1.55      345,000        8.98        $ 1.21      18,333      1.44
   $0.35 to $0.55      751,000        6.75        $ 0.45     524,334      0.47

   The exercise price of all options granted by the Company equals the market price at the date of grant. Accordingly, no compensation expense has been recognized on options granted to employees and directors.

   On August 29, 2002, the Company granted options to purchase 240,000 shares of common stock to certain employees of the Company of which 20,000 were cancelled during fiscal 2003. The options are exercisable at $.42 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

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

   On January 7, 2003, the Company granted options to purchase 40,000 shares of common stock to consultants for serviced rendered and to be rendered through December 2003. The options expire on January 7, 2013 and are exercisable at $1.55 per share, which was the fair market value of the common stock at the grant date. These options were valued using the Black-Scholes pricing method at a fair value of $1.30 per option. Accordingly, the Company recorded consulting expense of $26,000 and deferred compensation of $26,000 that was amortized over the service period.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE D - STOCKHOLDERS' EQUITY - Continued

   Stock Options - continued

   On August 14, 2003, the Company granted options to purchase 50,000 shares of common stock to an employee of the Company. The options are exercisable at $1.15 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on August 14, 2013 or earlier due to employment termination.

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

   On January 7, 2004, the Company granted options to purchase 5,000 shares of common stock to a consultant for services rendered. The options are exercisable at $1.15 per share. The fair value of this warrant grant was estimated at $0.97 per option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 81 percent; risk-free interest rate of 4.50 percent and an expected holding periods of 10 years. In connection with these option, the Company recorded compensation expense of $4,850 for the year ended June 30, 2004. The options expire on January 7, 2014.

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

   On January 16, 2004, the Company granted options to purchase 75,000 shares of common stock to three consultants for serviced rendered. The options expire on January 16, 2009 and are exercisable at $2.00 per share, which exceeded the fair market value of the common stock at the grant date. These options were valued using the Black-Scholes pricing method at a fair value of $1.054 per option. Accordingly, the Company recorded consulting expense of $79,050 related to these options.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE D - STOCKHOLDERS' EQUITY - Continued

   Common stock warrants

   On December 10, 2003, the Company entered into a thirteen month agreement with two consultants beginning on December 18, 2003. The consultants received an aggregate of 850,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share. The fair value of this warrant grant was estimated at $0.35 per warrant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility of 64 percent; risk-free interest rate of 4.50 percent and an expected holding periods of
   5.00 years. In connection with these warrants, the Company recorded compensation expense of $148,931 for the year ended June 30, 2004 and deferred compensation of $148,931, which will be amortized over the service period. The warrants expire on December 18, 2008.

   In December 10, 2003, in connection with a private placement, the Company granted 100,000 warrants to purchase 100,000 shares of common stock at $1.00 per share. The warrants expire on April 26, 2009.

   In March and April 2004, in connection with a private placement, the Company granted 1,500,000 warrants to purchase 1,500,000 shares of common stock at $4.50 per share. The warrants expire on April 26, 2009.

   In May 2004, in connection with a private placement, the Company granted 300,000 warrants to purchase 300,000 shares of common stock at $5.00 per share and 50,000 warrants to purchase 50,000 shares of common stock at $6.50 per share. The warrants expire on June 24, 2009.

   A summary of the status of the Company's outstanding stock warrants granted for services as of June 30, 2004 and changes during the year is as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                     Shares       Price
                                                   ----------    --------
         Outstanding at June 30, 2003 ..........            -     $    -
         Granted ...............................      850,000       1.00
         Exercised .............................      (50,000)     (1.00)
         Forfeited .............................            -          -
                                                   ----------     ------

         Outstanding at June 30, 2004 ..........      800,000     $ 1.00
                                                   ==========     ======

         Warrants exercisable at end of year ...    2,750,000     $ 3.40
                                                   ==========     ======

         Weighted-average fair value of warrants
              granted during the year                  2004
                                                       ----
                                                      $0.35

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE D - STOCKHOLDERS' EQUITY - Continued

   Common stock warrants - continued

   The following information applies to all warrants outstanding at June 30, 2004:

                                    Warrants Outstanding    Warrants Exercisable
                                   ----------------------   --------------------
                                     Weighted
                                      Average    Weighted               Weighted
                                    Remaining    Average                Average
   Range of Exercise               Contractual   Exercise               Exercise
   Prices                Shares    Life (Years)   Price       Shares      Price
   -----------------   ---------   ------------  --------   ---------   --------
   $1.00                 900,000        4.45      $ 1.00       55,000     2.50
   $4.50               1,500,000        4.88      $ 4.50    1,500,000     4.50
   $5.00 to $6.50        350,000        4.99      $ 5.21      350,000     5.21

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

   On September 18, 2003, the Company issued 13,080 shares of common stock for accounts payable amounting to $9,000. Such shares were valued at their market value at the beginning of the quarter of the services performed. There was no gain or loss based on the $.69 per share fair value of the common stock.

   On December 10, 2003, the Board of Directors approved an increase in the authorized common shares to 25,000,000.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE D - STOCKHOLDERS' EQUITY - Continued

   On December 10, 2003, the Company issued 260,000 shares of common stock to officers of the Company and to independent directors for services rendered. Such shares were valued at their market value on the date of issuance at $.71 per share. The Company recorded compensation of $184,600 related to these services.

   On December 10, 2003, in connection with consulting agreements, the Company issued 777,464 restricted shares of common stock for services rendered and to be rendered in the future. The Company valued these shares at their market value on the date of issuance of $.71 per share. In connection with these shares, through June 30, 2004, the Company recorded compensation expense of $285,749 and deferred compensation of $266,250, which will be amortized over the remaining service period.

   On December 31, 2003, in connection with a private placement, the Company sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. The warrants expire on December 31, 2008.

   On March 2, 2004, in connection with a new employee, the Company is to issue 17,000 shares of common stock. The Company valued these shares at their market value on the date of issuance of $5.00 per share and recorded compensation expense of $85,000.

   During the year ended June 30, 2004, the Company granted 3,036 shares of common stock for services rendered. The Company valued these shares at their market value on the first date at the beginning of the service period at $1.10 to $4.50 per share and recorded professional fees of $4,500. As of June 30, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

   During the year ended June 30, 2004, the Company issued 76,666, and has issuable at June 30, 2004, 10,000 shares of common stock upon the exercise of an option for proceeds of $69,300.

   In March 2004, the Company consummated a capital raise through a private placement offered to accredited investors. The Company offered, through a placement agent, investment units each consisting of 5,000 shares of its common stock offered at $4.00 per share with a callable warrant to purchase 5,000 shares of its common stock at $4.50 per share. The private placement was originally to be for a maximum amount of $5,000,000, but was subsequently increased to a maximum of $6,000,000. In connection with this private placement, the Company sold 300 units under the private placement aggregating 1,500,000 shares of common stock and 1,500,000 warrants for net proceeds of $5,380,044.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE D - STOCKHOLDERS' EQUITY - Continued

   On April 15, 2004, the Company entered an Asset Purchase Agreement with a third party and acquired certain intellectual property for 200,000 shares of common stock. The Company valued these shares at the market value on the date of the agreement of $4.75 per share and recorded an intangible asset of $950,000. Subsequent to the acquisition of the intellectual property, management determined that the asset was fully impaired. See Note B.

   On May 13, 2004, the Company issued 197,000 shares of common stock to officers of the Company, independent directors, and to consultants for services rendered. Such shares were valued at their market value on the date of issuance at $4.30 per share. The Company recorded compensation expense of $847,100 related to these services.

NOTE E - INCOME TAXES

   Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

                                                        2004          2003
                                                     ---------     ---------
   Deferred tax benefits - current
        Allowance for doubtful accounts .........    $ 154,717     $ 175,940
   Deferred tax benefits - noncurrent
        Net operating loss carryforward .........      755,891       361,000
                                                     ---------     ---------
            Total deferred tax assets ...........      910,608       536,940

   Less:  Valuation allowance ...................     (910,608)     (536,940)
                                                     ---------     ---------
                                                     $       -     $       -
                                                     =========     =========

   As of June 30, 2002, the Company did not record a valuation allowance on the deferred tax assets because the Company's ability to realize these benefits was "more likely than not". The deferred tax asset was reported in the accompanying balance sheet at June 30, 2002. As a result of continuing losses in the wireless segment, the net deferred taxes was fully offset by a valuation allowance at June 30, 2003 since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $1,990,000 at June 30, 2004, expires in 2024. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE E - INCOME TAXES - Continued

   The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for fiscal 2004 and 2003:

                                                        2004       2003
                                                       ------     ------

   Computed "expected" tax expense (benefit) ......    (34.0%)    (34.0%)
   State income taxes .............................     (4.0%)     (4.0%)
   Other permanent differences ....................      0.0%       8.0%
   Change in valuation allowance ..................     38.0%      43.5%
                                                       ------     -----

   Effective tax rate .............................     0.00%      13.5%
                                                       ======     =====

   The valuation allowance at June 30, 2004 was $910,608. The increase during fiscal 2004 was $373,668.

NOTE F - RELATED PARTY TRANSACTIONS

   The Company's former Chairman of the Board and Secretary, is the majority shareholder of a consulting company that renders Internet consulting services to the Company. During the years ended June 30, 2004 and 2003, fees paid to the consulting company amounted to approximately $67,000 and $73,000, respectively, and are included as part of administrative expenses.

NOTE G - CONCENTRATION OF CREDIT RISK

   The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At June 30, 2004, the Company had $5,289,998 in a United States bank CD and $204,217 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2004.

NOTE H - SUBSEQUENT EVENTS

   In July 2004, the Company issued 10,000 shares of common stock previously issuable.

   In August 2004, the Company issued 100,000 shares of common stock upon the exercise of 100,000 warrants for proceeds of $100,000.

   In July 2004, the Company granted options to purchase 40,000 shares of common stock to certain employees of the Company. The options are exercisable at $3.70 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized.

                                   (continued)

                          Cenuco, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 2004

NOTE I - SEGMENT INFORMATION

   In fiscal 2004 and 2003, the Company operates in two reportable business segments - (1) the development and sales of wireless solutions and web services and (2) the online distance learning industry. The wireless sector and company focus includes the development of business-to- business and business-to-consumer wireless applications, and state of the art web technology and design services. The online distant learning segment provides internet education to student internationally. The Company's reportable segments are strategic business units that offer different products, which compliment each other. They are managed separately based on the fundamental differences in their operations. Information with respect to these reportable business segments for the year ended June 30, 2004 and 2003 is as follows:

                                                  For the Year Ended June 30,
                                                      2004            2003
                                                  -----------     -----------
   Net
   Sales:
     Online distance learning .................   $ 1,337,648     $ 1,181,718
     Wireless solutions .......................       176,701         395,761
                                                  -----------     -----------
         Total net sales ......................     1,514,349       1,577,479
                                                  -----------     -----------
   Costs and Operating Expenses:
     Online distance learning .................     2,440,347       1,148,746
     Wireless solutions .......................     2,604,720       1,545,653
                                                  -----------     -----------
         Total Costs and Operating Expenses: ..     5,045,067       2,694,399
                                                  -----------     -----------
   Depreciation:
     Online distance learning .................        27,878          30,163
     Wireless solutions .......................        19,312           7,864
                                                  -----------     -----------
         Total Depreciation ...................        47,190          38,027
                                                  -----------     -----------
   Amortization:
     Online distance learning .................             -               -
     Wireless solutions .......................        65,972               -
                                                  -----------     -----------
         Total Amortization ...................        65,972               -
                                                  -----------     -----------
   Interest Income:
     Online distance learning .................           108           9,632
     Wireless solutions .......................        21,848           9,289
                                                  -----------     -----------
         Total Interest Income ................        21,956          18,921
                                                  -----------     -----------
   Net Loss:
     Online distance learning .................    (1,130,469)       (140,715)
     Wireless solutions .......................    (2,491,455)     (1,148,467)
                                                  -----------     -----------
         Total Net Loss: ......................   $(3,621,924)    $(1,289,182)
                                                  ===========     ===========
   Total Assets:
     Online distance learning .................   $ 1,286,822     $ 1,675,150
     Wireless solutions .......................     5,900,709       1,030,265
                                                  -----------     -----------
                                                  $ 7,187,531     $ 2,705,415
                                                  ===========     ===========

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on September 27, 2004.

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


SIGNATURE                      TITLE                            DATE
---------                      -----                            ----

/s/ Steven M. Bettinger        Chief Executive Officer        September 27, 2004
------------------------       President and Director
Steven M. Bettinger


/s/ Robert Picow               Chairman of the Board          September 27, 2004
------------------------
Robert Picow


/s/ Adam Wasserman             Principal Accounting Officer   September 27, 2004
------------------------
Adam Wasserman


/s/ Andrew Lockwood            Director                       September 27, 2004
------------------------
Andrew Lockwood


/s/ Jack P. Phelan             Director                       September 27, 2004
------------------------
Jack P. Phelan


/s/ Tuyen V. Do                Director                       September 27, 2004
------------------------
Tuyen V. Do