Form 10QSB
period 2004-09-30
CENUCO INC
filed 2004-11-12
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the fiscal quarter ended:               September 30, 2004
         Commission file number:                     033-25900



                                  CENUCO, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                   75-2228820
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)



                         6421 CONGRESS AVENUE, SUITE 201
                            BOCA RATON, FLORIDA 33487
                    (Address of principal executive offices)
                                   (Zip code)


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

On October 31, 2004, the issuer had outstanding 12,357,271 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

            Consolidated Balance Sheet
            As of September 30, 2004 (Unaudited) ..............................3

            Consolidated Statements of Operations (Unaudited)
            For the Three Months ended September 30, 2004 and 2003.............4

            Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended September 30, 2004 and 2003.............5

            Notes to Consolidated Financial Statements......................6-13

      Item 2 - Management's Discussion and Analysis and
               Results of Operations.......................................14-18

      Item 3 - Control and Procedures.........................................19


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................19

      Item 2 - Changes in Securities and Use of Proceeds......................19

      Item 4 - Submission of Matters to a Vote of Security Holders............20

      Item 5 - Other Information..............................................20

      Item 6 - Exhibits and Reports on Form 8-K...............................21

      Signatures..............................................................21

                                    CENUCO, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                         September 30, 2004
                                             (Unaudited)
                                               ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents .....................................................    $     97,426
    Short-term Investments ........................................................       5,203,197
    Note Receivable, Current Portion ..............................................          73,852
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $18,243) .......             120
    Inventories ...................................................................          69,420
    Receivable from Sale of Business ..............................................         300,000
    Other Current Assets ..........................................................          99,722
                                                                                       ------------

        Total Current Assets ......................................................       5,843,737
                                                                                       ------------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ...............................................         222,138
    Furniture, Fixtures and Office Equipment ......................................          50,699
    Leasehold Improvements ........................................................           3,051
                                                                                       ------------
        Total Property and Equipment ..............................................         275,888

    Less: Accumulated Depreciation ................................................        (155,244)
                                                                                       ------------

        Total Property and Equipment, Net .........................................         120,644
                                                                                       ------------

OTHER ASSETS:
    Note Receivable, less current portion .........................................         626,148
    Security Deposits .............................................................           8,642
                                                                                       ------------

        Total Other Assets ........................................................         634,790
                                                                                       ------------

        Total Assets ..............................................................    $  6,599,171
                                                                                       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable ..............................................................    $    117,174
    Other Accrued Expenses ........................................................         212,660
    Deferred Revenue ..............................................................             917
                                                                                       ------------

        Total Current Liabilities .................................................         330,751

LONG-TERM LIABILITIES:
    Deferred Gain from Sale of Business ...........................................         200,000
                                                                                       ------------

        Total Liabilities .........................................................         530,751
                                                                                       ------------

COMMITMENTS AND CONTINGENCIES (See Note 5)

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding ) ......................................               -
    Common Stock ($.001 Par Value; 25,000,000 Shares Authorized;
          12,247,271 Shares Issued and Outstanding) ...............................          12,247
    Common Stock Issuable (47,301 shares) .........................................              47
    Additional Paid-in Capital ....................................................      10,480,259
    Accumulated Deficit ...........................................................      (4,200,574)
    Deferred Consulting ...........................................................        (223,559)
                                                                                       ------------

        Total Stockholders' Equity ................................................       6,068,420
                                                                                       ------------

        Total Liabilities and Stockholders' Equity ................................    $  6,599,171
                                                                                       ============

                     See accompanying notes to consolidated financial statements

                                                 -3-

                                    CENUCO, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                                                        For the Three months Ended
                                                                                September 30,
                                                                        ---------------------------
                                                                            2004            2003
                                                                        ------------    -----------
NET REVENUES:
    Wireless Products and Services ..................................   $      1,501    $    52,787
                                                                        ------------    -----------

NET REVENUES ........................................................          1,501         52,787
                                                                        ------------    -----------

COSTS AND EXPENSES:
    Cost of Equipment Sales - Wireless Products and Services ........

COSTS AND EXPENSES:
    Cost of Equipment Sales - Wireless Products and Services ........          3,323          9,083
    Research and Development ........................................          5,018         17,641
    Bad Debt Expense ................................................         20,343              -
    Selling and Promotion ...........................................         99,285         35,940
    General and Administrative ......................................        773,179        336,902
                                                                        ------------    -----------

        Total Operating Expenses ....................................        901,148        399,566
                                                                        ------------    -----------

LOSS FROM OPERATIONS ................................................       (899,647)      (346,779)

OTHER INCOME:
    Interest Income .................................................         13,203          3,782
                                                                        ------------    -----------

LOSS BEFORE DISCONTINUED OPERATIONS .................................       (886,444)      (342,997)

DISCONTINUED OPERATIONS:
    Gain from Sale of Discontinued Operations, net of income taxes ..      1,814,648              -
    Income from Discontinued Operations .............................        104,622        102,093
                                                                        ------------    -----------

        Total Income from Discontinued Operations ...................      1,919,270        102,093
                                                                        ------------    -----------

NET INCOME (LOSS) ...................................................   $  1,032,826    $  (240,904)
                                                                        ============    ===========

INCOME (LOSS) PER COMMON SHARE- BASIC
    Loss from continuing operations .................................   $      (0.08)   $     (0.05)
    Income from discontinued operations .............................           0.16           0.01
                                                                        ------------    -----------

    Net income (loss) per common share ..............................   $       0.08    $     (0.04)
                                                                        ============    ===========

INCOME (LOSS) PER COMMON SHARE - DILUTED
    Loss from continuing operations .................................   $      (0.07)   $     (0.05)
    Income from discontinued operations .............................           0.14           0.01
                                                                        ------------    -----------

    Net income (loss) per common share ..............................   $       0.07    $     (0.04)
                                                                        ============    ===========

        Weighted Common Shares Outstanding - Basic ..................     12,226,753      6,819,620
                                                                        ============    ===========
        Weighted Common Shares Outstanding - Diluted ................     13,952,665      6,819,620
                                                                        ============    ===========

                     See accompanying notes to consolidated financial statements

                                                 -4-

                                    CENUCO, INC. AND SUBSIDIARES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                         For the Three Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                              2004          2003
                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from Continuing Operations ....................................  $  (886,444)  $  (342,997)
    Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Used in Operating Activities:
           Depreciation ................................................        9,408        11,220
           Stock-Based Compensation ....................................      319,262        28,300
           Provision for Doubtful Accounts .............................       20,343             -

           (Increase) Decrease in:
             Accounts Receivable .......................................        6,473        (5,922)
             Inventories ...............................................      (51,138)        3,161
             Other Current Assets ......................................     (327,406)      (12,097)

           Increase (Decrease) in:
             Accounts Payable ..........................................      (14,443)       (9,323)
             Other Accrued Expenses ....................................       85,901       (33,174)
             Deferred Revenue ..........................................       (2,750)            -
                                                                          -----------   -----------

Net Cash Flows Used in Continuing Operating Activities .................     (840,794)     (360,832)
                                                                          -----------   -----------

    Income (loss) from Discontinued Operations .........................    1,919,270       102,093
    Adjustments to Reconcile Income (Loss) from Discontinued
      Operations to Net Cash Used in Discontinued Operating Activities:
           Gain from Sale of Discontinued Operation ....................   (1,894,648)            -

           Net Decrease in Net Liabilities of Discontinued Operations ..      316,979        93,032
                                                                          -----------   -----------

Net Cash Provided by Discontinued Operating Activities .................      341,601       195,125
                                                                          -----------   -----------

Net Cash Flows Used in Operating Activities ............................     (499,193)     (165,707)
                                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Decrease) Increase in Short-term Investment .......................      186,801        (3,330)
    Acquisition of Property and Equipment ..............................       (2,000)      (16,798)
                                                                          -----------   -----------

Net Cash Flows Provided by (Used in) Investing Activities ..............      184,801       (20,128)
                                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Exercise of Stock Options and Warrants ...............      105,500             -
                                                                          -----------   -----------

Net Cash Flows Provided by Financing Activities ........................      105,500             -
                                                                          -----------   -----------

Net Decrease in Cash and Cash Equivalents ..............................     (208,892)     (185,835)

Cash and Cash Equivalents - Beginning of Year ..........................      306,318       295,088
                                                                          -----------   -----------

Cash and Cash Equivalents - End of Period ..............................  $    97,426   $   109,253
                                                                          ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest ...........................................................  $         -   $         -
                                                                          ===========   ===========
    Income Taxes .......................................................  $         -   $         -
                                                                          ===========   ===========

                     See accompanying notes to consolidated financial statements

                                                 -5-

                          CENUCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

On September 30, 2004, the Company sold substantially all of the assets and business of its subsidiary, Barrington University, Inc. (See Note 3).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments and adjustments for the asset sale) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2004 and notes thereto contained in the Company's report on Form 10-KSB as filed with the SEC. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending June 30, 2005.

Certain reclassifications have been made to the prior period's consolidated statements of operations to conform to the current period's presentation.

Inventories

Inventories, consisting of security cameras and equipment, are stated at the lower of cost or market utilizing the first-in, first-out method.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the three months ended September 30, 2004 and 2003:

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options (continued)
                                                For the three months ended
                                                       September 30,
                                                --------------------------
                                                    2004           2003
                                                -----------    ----------
    Net income (loss) as reported .............  $ 1,032,826    $ (240,904)

    (Add) Less: total stock-based employee
    compensation expense determined under
    fair value based method, net of related
    tax effect ................................      (53,303)      (28,773)
                                                 -----------    ----------

    Pro forma net income (loss) ...............  $   979,523    $ (269,677)
                                                 ===========    ==========

    Basic income (loss) per share:
                As reported ...................  $       .08    $     (.03)
                                                 ===========    ==========
                Pro forma .....................  $       .08    $     (.03)
                                                 ===========    ==========

    Diluted income (loss) per share:
                As reported ...................  $       .07    $     (.03)
                                                 ===========    ==========
                Pro forma .....................  $       .07    $     (.03)
                                                 ===========    ==========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

Earnings (Loss) Per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. For the three months ended September 30, 2003, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. Not included in basic shares are 4,126,000 stock options and warrants because they are anti-dilutive in 2003. The reconciliation between the computations is as follows:

                                                      2004         2003
                                                      ----         ----
     Income (loss) available to common shares ..   $ 1,032,826   $ (240,904)
                                                   -----------   ----------
     Weighted average shares outstanding-basic      12,226,753    6,819,620
                                                   -----------   ----------
     Earnings (loss) per share - Basic .........   $      0.08   $    (0.04)
                                                   ===========   ==========

     Income (loss) available to common shares ..   $ 1,032,826   $ (240,904)
                                                   -----------   ----------
     Weighted average shares outstanding-basic      12,226,753    6,819,620

     Effect of dilutive securities:
     Stock options .............................     1,063,656            -
     Warrants ..................................       662,256            -
                                                   -----------   ----------
     Weighted average shares outstanding-diluted    13,952,665    6,819,620
                                                   -----------   ----------
     Earnings (loss) per share - Diluted .......   $      0.07   $    (0.04)
                                                   ===========   ==========

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations, cash flows or financial position.

NOTE 3 - SALE OF SUBSIDIARY

Effective September 30, 2004, the Company entered into a Purchase and Sale Agreement (the "Sale Agreement") and sold substantially all of the assets of its subsidiary, Barrington University, Inc for $1,000,000, subject to a reduction of $200,000 if the buyer does not collect 95% of the receivables on the books as of September 30, 2004 prior to September 30, 2005. In connection with the Sale Agreement, the Company is to receive $300,000 in cash. As of September 30, 2004, the cash was held in escrow and was received by the Company in October 2004. As of September 30, 2004, the Company reflected a receivable from the sale of business on the accompanying balance sheet. Additionally, the buyer executed a promissory note in favor of the Company in the amount of $700,000 payable as follows:

     (a) Twenty (20) equal and consecutive quarterly payments of $29,122.87 each (amortized on the basis of $500,000), with payments beginning on March 1, 2005. Interest accrues at a rate of 6% per annum. During the first 6 months, interest will accrue but not be paid. The $15,000 of interest accrued is payable in 5 equal monthly installments beginning December 1, 2004.

     (b) A final balloon payment of $200,000 due on January 1, 2010. If the purchase price is reduced due to buyer not collecting 95% of the receivables on the books as of September 30, 2004 prior to September 30, 2005, the final balloon payment will be eliminated.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004

NOTE 3 - SALE OF SUBSIDIARY (continued)

As a result of the sale of the Company's subsidiary, for the three months ended September 30, 2004, the Company recorded a gain of $1,814,648 and a deferred gain on the sale of $200,000 (representing the contingent balloon payment due). The results of operations of the Company's Barrington University subsidiary is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

The Company's income (loss) from discontinued operations for the three months ended September 30, 2004 and 2003 are summarized as follows:

                                                     For the Three Months Ended,
                                                            September 30,
                                                       2004               2003
                                                       ----               ----
Sales ......................................        $  261,288        $  214,299
Operating Expenses .........................           156,666           112,206
                                                    ----------        ----------
Net loss from discontinued operations before
 gain on sale ..............................           104,622           102,093
Gain on sale of assets of subsidiary .......         1,814,648                 -
                                                    ----------        ----------
Income (loss) from discontinued
operations .................................        $1,919,270        $  102,093
                                                    ==========        ==========

The gain on sale from the sale of substantially all of the assets of the Company's Barrington subsidiary is calculated as follows:

Sale price for subsidiary's assets ..........................       $ 1,000,000
Less: direct transaction expenses:
   Investment banking fee ...................................           (80,000)
Add: net deficit of subsidiary at date of sale ..............         1,094,648
Less: deferred gain on sale of subsidiary ...................          (200,000)
                                                                    -----------

Gain on disposal of subsidiary, net of taxes ................       $ 1,814,648
                                                                    ===========

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004

NOTE 3 - STOCKHOLDERS' EQUITY

Common stock

In July 2004, the Company issued 10,000 shares previously issuable.

On July 23, 2004, the Company issued an aggregate of 34,000 shares of common stock (17,000 common shares each) to two employees' of the Company for services rendered. Such shares were valued at their market value on the date of issuance at $3.71 per share. The Company recorded compensation of $126,140 related to these services.

During the quarter ended September 30, 2004, the Company shall issue 265 shares of common stock for services rendered. The Company valued these shares at their market value on the first date at the beginning of the service period at $5.65 per share and recorded professional fees of $1,500. As of September 30, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

During the quarter ended September 30, 2004, the Company issued 100,000 shares of common stock upon the exercise of 100,000 warrants for proceeds of $100,000 or $1.00 per share.

During the quarter ended September 30, 2004, the Company issued 10,000 shares of common stock upon the exercise of 10,000 options for proceeds of $5,500 or $.55 per share. As of September 30, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

Common stock options and warrants

On July 23, 2004, the Company granted options to purchase 60,000 shares of common stock to employees of the Company. The options are exercisable at $3.70 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on July 23, 2014 or earlier due to employment termination.

On July 28, 2004, the Company granted options to purchase 15,000 shares of common stock to an employee of the Company. The options are exercisable at $4.00 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on July 28, 2014 or earlier due to employment termination.

A summary of the status of the Company's outstanding stock options as of September 30, 2004 and changes during the three months ended September 30, 2004 is as follows:

                                                             Weighted Average
                                                                 Exercise
                                                Shares             Price
                                              ----------     ----------------
     Outstanding at June 30, 2004 ...........  1,361,000        $   0.96
       Granted ..............................     75,000            3.77
       Exercised ............................    (10,000)          (0.55)
       Forfeited ............................   (100,000)          (1.73)
                                               ---------        --------

     Outstanding at September 30, 2004 ......  1,326,000        $   1.07
                                               =========        ========
     Options exercisable at end of period ...    721,000        $   0.39
                                               =========        ========
     Weighted-average fair value of options
       granted during the period ............                   $   3.71

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004

NOTE 3 - STOCKHOLDERS' EQUITY (continued)

Common stock options

The following information applies to options outstanding at September 30, 2004:

                             Options Outstanding        Options Exercisable
                          --------------------------    ---------------------
                          Weighted -
 Range                      Average       Weighted -               Weighted -
 of                        Remaining       Average                   Average
 Exercise                 Contractual      Exercise                 Exercise
 Prices        Shares     Life (Years)      Price       Shares       Price
 --------    ---------    ------------    ----------    -------    ----------
 $0.35         220,000        8.00          $ 0.35      146,667      $0.35
 $0.42         220,000        8.17          $ 0.42      146,667      $0.42
 $0.55         276,000        7.25          $ 0.55      276,000      $0.55
 $1.15         295,000        9.50          $ 1.15        8,333      $1.15
 $1.55          40,000        8.50          $ 1.55       13,333      $1.55
 $2.00         175,000        9.00          $ 2.00       75,000      $2.00
 $2.50          25,000        6.50          $ 2.50       55,000      $2.50
 $3.71          60,000        9.75          $ 3.71            -      $   -
 $4.00          15,000        9.85          $ 4.00            -      $   -
             ---------
             1,326,000
             =========

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted for services as of September 30, 2004 and changes during the three months ended September 30, 2004 is as follows:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                                    Shares        Price
                                                  ----------    --------
            Outstanding at June 30, 2004 ......    2,900,000    $   3.50
            Granted ...........................            -           -
            Exercised .........................     (100,000)      (1.00)
            Forfeited .........................            -           -
                                                  ----------    --------

            Outstanding at September 30, 2004 .    2,800,000    $   3.59
                                                  ==========    ========

            Warrants exercisable at end of year    2,800,000    $   3.59
                                                  ==========    ========

The following information applies to all warrants outstanding at September 30, 2004:

                             Warrants Outstanding       Warrants Exercisable
                          --------------------------    ---------------------
                          Weighted -
 Range                      Average       Weighted -               Weighted -
 of                        Remaining       Average                   Average
 Exercise                 Contractual      Exercise                 Exercise
 Prices        Shares     Life (Years)      Price       Shares       Price
 --------    ---------    ------------    ----------  ---------    ----------
 $1.00         800,000        4.20          $ 1.00      800,000       1.00
 $4.50       1,650,000        4.88          $ 4.50    1,650,000       4.50
 $5.00 to
 $6.50         350,000        4.99          $ 5.21      350,000       5.21
             ---------
             2,800,000
             =========

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2004

NOTE 5 - SUBSEQUENT EVENTS

In October 2004, the Company issued 10,000 common shares previously issuable.

On October 29, 2004, the Company issued 100,000 shares of common stock upon the exercise of 100,000 warrants for proceeds of $100,000

On October 25, 2004, the Company announced that it has entered into an Asset Purchase Agreement, dated as of October 21, 2004 (the "Purchase Agreement"), with Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), pursuant to which the Company agreed to acquire substantially all of the assets of Omni Point for an aggregate purchase price of $22,500,000, payable in a combination of $5,400,000 in cash and $17,100,000 in shares of the Company's common stock, valued at $4.00 per share. In addition, pursuant to the Purchase Agreement, the Company will assume all of Omni Point's obligations, duties and liabilities with respect to its customer contracts, equipment leases, real property leases, and the liabilities of Omni Point as reflected on its balance sheet at closing, including tax accruals for sales, employee withholding and payroll taxes.

The Company will defer payment of 10% of the purchase price for a period of one year after the closing to secure indemnity obligations of Omni Point for any breach of the Purchase Agreement, and as an offset against any adjustments resulting from a post-closing audit of Omni Point's financial statements. The deferred amount will be payable in the Company's common stock.

At the closing, the Company will also issue warrants to purchase up to 750,000 shares of its common stock each to Michael Brauser and Scott Hirsch, affiliates of Omni Point as follows: 500,000 warrants issued at closing at an exercise price of $4.00 per share; 500,000 warrants issued at closing at an exercise price of $5.00 per share; and 500,000 warrants issued at closing at an exercise price of $6.00 per share. In addition, the Company may issue warrants to purchase up to 1,500,000 shares of its common stock to each of Messrs. Brauser and Hirsch as earn-out consideration over the next three years.

The closing is conditioned on, among other things, the Company's stockholders' approval to issue shares of the Company's common stock in connection with the acquisition. Because the number of shares of the Company's common stock to be issued in connection with the acquisition will exceed 20% of the Company's current outstanding shares, the Company is required to seek stockholder approval of the issuance of such shares, in accordance with Section 712 of the Listing Standards, Policies and Requirements of the American Stock Exchange.

In the event the Purchase Agreement is terminated as a result of a material breach by either party, which is not cured within 5 days of receipt of written notice from the non-breaching party, the breaching party will be required to pay the non-breaching party $1,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2004 and notes thereto contained in the Report on Form 10-KSB of Cenuco, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Cenuco, Inc. for the three months ended September 30, 2004 and 2003, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

         For the three months ended September 30, 2004, revenues from the sale of our wireless products and services was $1,501 as compared to $52,787 for the three months ended September 30, 2003 as summarized as follows. During the three months ended September 30, 2004, we recorded sales returns of $3,450 from the return of software.

         Equipment and Software Sales ......    $ (2,176)    $    848
         Wireless Solutions and Web Services       3,677       17,851
         Other .............................           -       34,088
                                                --------     --------
                                                $  1,501     $ 52,787
                                                ========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Cost of Equipment Sales

         For the three months ended September 30, 2004 and 2003, we incurred cost of sales related to the sale of equipment of $3,323 and $9,083, respectively.

Research and Development

         For the three months ended September 30, 2004, research and development expense amounted to $5,018 as compared to $17,641 for the three months ended September 30, 2003. We continue to develop our products and expect this amount to increase in the future.

Bad Debt Expense

         For the three months ended September 30, 2004, bad debt expense amounted to $20,343 as compared to $0 for the three months ended September 30, 2003.

Selling and Promotion

         For the three months ended September 30, 2004, selling and promotion expenses amounted to $99,285, which included $13,987 in commission expense, $31,675 in advertising expense, printing and reproduction expense of $644, travel expenses of $50,515, and other expenses of $2,464. For the three months ended September 30, 2003, selling and promotion expenses amounted to $35,940, which included $18,365 in commission expense, $8,138 in advertising expense, printing and reproduction expense of $3,848 and travel expenses of $5,589.

General and Administrative

         For the three months ended September 30, 2004, we incurred $773,179 of general and administrative expenses, which included salaries expense of $226,890, consulting expense of $30,229, rent expense of $22,803, professional fees of $25,516, and other expenses. Additionally, for the three months ended September 30, 2004, we recorded non-cash compensation of $319,262 from the amortization of deferred compensation and from the issuance of common stock for services rendered. For three months ended September 30, 2003, we incurred $336,902 of general and administrative expenses, which included salaries of $129,643, consulting expense of $74,483, computer and internet related expenses of $1,323, rent expense of $21,529, professional fees of $25,580 and other expenses. The increase in consulting fees for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was attributable to an increase in fees paid for public relations services related to our MommyTrack product.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Interest Income

         For the three months ended September 30, 2004 and 2003, interest income was $13,203 and $3,782, respectively. We currently invest our excess cash balances in primarily two interest-bearing accounts with two financial institutions.

Discontinued Operations

         For the three months ended September 30, 2004, income from discontinued operations was $1,919,270 and consisted of a gain from the sale of all of the assets of our subsidiary of $1,814,648 and income from discontinued operations of $104,622. For the three months ended September 30, 2003, income from discontinued operations was $102,093 related to income from discontinued operations.

Net income (loss)

         As a result of the foregoing factors, we recognized net income of $1,032,826 or $.08 per share (basic) and $.07 per share (diluted) on a consolidated basis for the three months ended September 30, 2004 as compared to net loss of $(240,904) or $(.04) per share (basic and diluted) for the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, we had $5,300,623 in cash and cash equivalents and a short-term investment on hand to meet our obligations.

         In fiscal 2004, in connection with a private placement, we sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. Additionally, in March 2004, we consummated a capital raise through a private placement offered to accredited investors. We offered, through a placement agent, investment units consisting of 5,000 shares of its common stock offered at $4.00 per share with a callable warrant to purchase 5,000 shares of its common stock at $4.50 per share. The private placement was originally to be for a maximum amount of $5,000,000, but was subsequently increased to a maximum of $6,000,000. In fiscal 2004, we sold 30,000 units under the private placement aggregating 1,500,000 shares of common stock and 1,500,000 warrants for net proceeds of approximately $5,300,184. Additionally, we received proceeds of $274,800 from the exercise of options and warrants. In the future, we plan on raising additional funds to expand our operations or to pursue acquisition opportunities or other expansion opportunities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

         During the three months ended September 30, 2004, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

         Net cash used in operations was $499,193 for the three months ended September 30, 2004 as compared to net cash used in operations of $165,707 for the three months ended September 30, 2003. For the three months ended September 30, 2004, we used cash in continuing operations of $840,794 offset by cash provided by discontinued operations of $341,601. For the three months ended September 30, 2003, we used cash in continuing operations of $360,832 offset by cash provided by discontinued operations of $195,125. We feel that our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash provided by investing activities for the three months ended September 30, 2004 was $184,801 as compared to net cash used in investing activities of $(20,128) for three months ended September 30, 2003 and primarily related to our investment in (decrease in) certificate of deposits during the three months ended September 30, 2004 of $186,801 and $(3,330), respectively. Additional we acquired property and equipment of $(2,000) and $(16,768) for the three months ended September 30, 2004 and 2003, respectively.

         Net cash provided by financing activities for the three months ended September 30, 2004 was $105,500 and related to cash proceeds received from the exercise of stock options and warrants.

         On October 25, 2004, we announced that we have entered into an Asset Purchase Agreement, dated as of October 21, 2004 (the "Purchase Agreement"), with Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), pursuant to which we agreed to acquire substantially all of the assets of Omni Point for an aggregate purchase price of $22,500,000, payable in a combination of $5,400,000 in cash and $17,100,000 in shares of the Company's common stock, valued at $4.00 per share. The payment of the cash portion of the purchase price will substantially decrease our current cash balance.

         Other than the Asset Purchase Agreement discussed above, we have no material commitments for capital expenditures. Our future growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources. If we decide to pursue any acquisition opportunities or other expansion opportunities, we may need to raise additional capital, although there can be no assurance such capital-raising activities would be successful.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2004. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued the following new accounting pronouncement:

         In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of EITF 03-1 and do not believe the impact will be significant to our overall results of operations, cash flows or financial position.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2004, we issued 10,000 shares previously issuable.

         On July 23, 2004, we issued 34,000 shares of common stock to two employees of the Company for services rendered.

         During the quarter ended September 30, 2004, we shall issue 265 shares of common stock for services rendered. As of September 30, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

         During the quarter ended September 30, 2004, we issued 100,000 shares of common stock upon the exercise of 100,000 warrants for proceeds of $100,000

         During the quarter ended September 30, 2004, we issued 10,000 shares of common stock upon the exercise of 10,000 options for proceeds of $5,500. As of September 30, 2004, these shares had not been issued and are included in common stock issuable on the consolidated balance sheet.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On October 25, 2004, we announced that it has entered into an Asset Purchase Agreement, dated as of October 21, 2004 (the "Purchase Agreement"), with Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), pursuant to which we agreed to acquire substantially all of the assets of Omni Point for an aggregate purchase price of $22,500,000, payable in a combination of $5,400,000 in cash and $17,100,000 in shares of the Company's common stock, valued at $4.00 per share. In addition, pursuant to the Purchase Agreement, we will assume all of Omni Point's obligations, duties and liabilities with respect to its customer contracts, equipment leases, real property leases, and the liabilities of Omni Point as reflected on its current balance sheet, including tax accruals for sales, employee withholding and payroll taxes.

         We will defer payment of 10% of the purchase price for a period of one year after the closing to secure indemnity obligations of Omni Point for any breach of the Purchase Agreement, and as an offset against any adjustments resulting from a post-closing audit of Omni Point's financial statements. The deferred amount will be payable in the Company's common stock.

         At the closing, we will also issue warrants to purchase up to 750,000 shares of its common stock each to Michael Brauser and Scott Hirsch, affiliates of Omni Point as follows: 500,000 warrants issued at closing at an exercise price of $4.00 per share; 500,000 warrants issued at closing at an exercise price of $5.00 per share; and 500,000 warrants issued at closing at an exercise price of $6.00 per share. In addition, we may issue warrants to purchase up to 1,500,000 shares of its common stock to each of Messrs. Brauser and Hirsch as earn-out consideration over the next three years.

         The closing is conditioned on, among other things, our stockholders' approval to issue shares of the Company's common stock in connection with the acquisition. Because the number of shares of the Company's common stock to be issued in connection with the acquisition will exceed 20% of the Company's current outstanding shares, we are required to seek stockholder approval of the issuance of such shares, in accordance with Section 712 of the Listing Standards, Policies and Requirements of the American Stock Exchange.

         In the event the Purchase Agreement is terminated as a result of a material breach by either party, which is not cured within 5 days of receipt of written notice from the non-breaching party, the breaching party will be required to pay the non-breaching party $1,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1 Purchase and Sale Agreement between Cenuco, Inc. and Barrington University dated September 30, 2004. (1)

         10.4     Form of subscription agreement used in private placement (2)

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

         32.1 Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
         ----------
         (1) As filed with Form 8-K on October 5, 2004.
         (2) As filed with Form 10-QSB on February 13, 2004.

    (b)  Reports On Form 8-K

         On October 5th, 2004, we announced the consummation of the sale of substantially all of the assets of our subsidiary, Barrington University, Inc. and the resignation of Tuyen V. Do from our Board of Directors.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                     CENUCO, INC. AND SUBSIDIARIES


         Dated: November 12, 2004    By: /s/ Steven Bettinger
                                         --------------------
                                         Steven Bettinger, President and
                                         Chief Executive Officer

         Dated: November 12, 2004    By: /s/ Adam Wasserman
                                         ------------------
                                         Adam Wasserman, Chief Financial Officer
                                         and Principal Accounting Officer