Form 10QSB
period 2004-12-31
CENUCO INC
filed 2005-01-31
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the fiscal quarter ended:               December 31, 2004
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

On January 21, 2005, the issuer had outstanding 12,891,896 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2004
                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
      As of December 31, 2004 (Unaudited) .....................................3

      Consolidated Statements of Operations (Unaudited)
      For the Three and Six Months ended December 31, 2004 and 2003............4

      Consolidated Statements of Cash Flows (Unaudited)
      For the Six Months Ended December 31, 2004 and 2003......................5

      Condensed Notes to Consolidated Financial Statements................. 6-14

      Item 2 - Management's Discussion and Analysis and
               Results of Operations.......................................15-22

      Item 3 - Control and Procedures.........................................22


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................22

      Item 2 - Changes in Securities and Use of Proceeds......................23

      Item 4 - Submission of Matters to a Vote of Security Holders............23

      Item 5 - Other Information..............................................23

      Item 6 - Exhibits and Reports on Form 8-K...............................23

      Signatures..............................................................23

                                    CENUCO, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                          December 31, 2004
                                             (Unaudited)
                                               ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents .....................................................    $    267,516
    Short-term Investments ........................................................       6,350,000
    Note Receivable, Current Portion ..............................................          96,653
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $18,243) .......          68,471
    Inventories ...................................................................          35,410
    Other Current Assets ..........................................................          67,191
                                                                                       ------------

        Total Current Assets ......................................................       6,885,241
                                                                                       ------------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ...............................................         230,497
    Furniture, Fixtures and Office Equipment ......................................          50,699
    Leasehold Improvements ........................................................           3,051
                                                                                       ------------
        Total Property and Equipment ..............................................         284,247

    Less: Accumulated Depreciation ................................................        (165,139)
                                                                                       ------------

        Total Property and Equipment, Net .........................................         119,108
                                                                                       ------------

OTHER ASSETS:
    Note Receivable, less current portion .........................................         603,347
    Security Deposits .............................................................           7,732
                                                                                       ------------

        Total Other Assets ........................................................         611,079
                                                                                       ------------

        Total Assets ..............................................................    $  7,615,428
                                                                                       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable ..............................................................    $    136,779
    Other Accrued Expenses ........................................................         148,882
                                                                                       ------------

        Total Current Liabilities .................................................         285,661

LONG-TERM LIABILITIES:
    Deferred Gain from Sale of Business ...........................................         200,000
                                                                                       ------------

        Total Liabilities .........................................................         485,661
                                                                                       ------------

COMMITMENTS AND CONTINGENCIES (See Note 5)

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
          No Shares Issued and Outstanding ) ......................................               -
    Common Stock ($.001 Par Value; 25,000,000 Shares Authorized;
          12,845,482 Shares Issued and Outstanding) ...............................          12,847
    Common Stock Issuable (30,234 shares) .........................................              30
    Additional Paid-in Capital ....................................................      12,022,560
    Accumulated Deficit ...........................................................      (4,905,670)
                                                                                       ------------

        Total Stockholders' Equity ................................................       7,129,767
                                                                                       ------------

        Total Liabilities and Stockholders' Equity ................................    $  7,615,428
                                                                                       ============

                     See accompanying notes to consolidated financial statements

                                                 -3-

                                       CENUCO, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)
                                                   For the Three Months Ended   For the Six Months Ended
                                                           December 31,                 December 31,
                                                   --------------------------   --------------------------
                                                       2004           2003          2004           2003
                                                   ------------   -----------   ------------   -----------
NET REVENUES ....................................  $    242,330   $    36,930   $    243,831   $    89,717

COST OF SALES ...................................       212,663         5,290        215,986        14,373
                                                   ------------   -----------   ------------   -----------

GROSS PROFIT ....................................        29,667        31,640         27,845        75,344
                                                   ------------   -----------   ------------   -----------

COSTS AND EXPENSES:
    Research and Development ....................        33,845         2,930         38,863        20,571
    Bad Debt Expense ............................             -             -         20,343             -
    Selling and Promotion .......................        42,490        20,817        141,775        56,757
    General and Administrative ..................       695,964       542,388      1,469,143       879,290
                                                   ------------   -----------   ------------   -----------

        Total Operating Expenses ................       772,299       566,135      1,670,124       956,618
                                                   ------------   -----------   ------------   -----------

LOSS FROM OPERATIONS ............................      (742,632)     (534,495)    (1,642,279)     (881,274)

OTHER INCOME:
    Interest Income .............................        35,030         5,063         48,233         8,845
                                                   ------------   -----------   ------------   -----------

LOSS BEFORE DISCONTINUED OPERATIONS .............      (707,602)     (529,432)    (1,594,046)     (872,429)

DISCONTINUED OPERATIONS:
    Gain from Sale of Discontinued Operations,
      net of income taxes .......................             -             -      1,814,648             -
    Income from Discontinued Operations .........         2,506       127,886        107,128       229,979
                                                   ------------   -----------   ------------   -----------

        Total Income from Discontinued Operations         2,506       127,886      1,921,776       229,979
                                                   ------------   -----------   ------------   -----------

NET INCOME (LOSS) ...............................  $   (705,096)  $  (401,546)  $    327,730   $  (642,450)
                                                   ============   ===========   ============   ===========

INCOME (LOSS) PER COMMON SHARE- BASIC
    Loss from continuing operations .............  $      (0.06)  $     (0.06)  $      (0.13)  $     (0.10)
    Income from discontinued operations .........          0.00          0.01           0.16          0.03
                                                   ------------   -----------   ------------   -----------

    Net income (loss) per common share ..........  $      (0.06)  $     (0.05)  $       0.03   $     (0.07)
                                                   ============   ===========   ============   ===========

INCOME (LOSS) PER COMMON SHARE - DILUTED
    Loss from continuing operations .............  $      (0.06)  $     (0.06)  $      (0.11)  $     (0.10)
    Income from discontinued operations .........          0.00          0.01           0.13          0.03
                                                   ------------   -----------   ------------   -----------

    Net income (loss) per common share ..........  $      (0.06)  $     (0.05)  $       0.02   $     (0.07)
                                                   ============   ===========   ============   ===========

    Weighted Common Shares Outstanding - Basic ..    12,524,148     9,224,487     12,381,825     9,104,605
                                                   ============   ===========   ============   ===========
    Weighted Common Shares Outstanding - Diluted     12,524,148     9,224,487     14,398,338     9,104,605
                                                   ============   ===========   ============   ===========

                        See accompanying notes to consolidated financial statements

                                                    -4-

                                    CENUCO, INC. AND SUBSIDIAIRES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                          For the Six Months Ended
                                                                                December 31,
                                                                          -------------------------
                                                                             2004          2003
                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from Continuing Operations ....................................  $(1,594,046)  $  (872,429)
    Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Used in Operating Activities:
           Depreciation ................................................       19,303        23,132
           Stock-Based Compensation ....................................      544,321       277,336
           Provision for Doubtful Accounts .............................       20,343        (5,000)

           (Increase) Decrease in:
             Accounts Receivable .......................................      (61,878)        3,878
             Inventories ...............................................      (17,128)        9,629
             Other Current Assets ......................................        5,125        (5,740)
             Secuity Deposits ..........................................          910             -

           Increase (Decrease) in:
             Accounts Payable ..........................................        5,162         6,794
             Other Accrued Expenses ....................................       22,123       (48,329)
             Deferred Revenue ..........................................       (3,667)       19,180
                                                                          -----------   -----------

Net Cash Flows Used in Continuing Operating Activities .................   (1,059,432)     (591,549)
                                                                          -----------   -----------

    Income from Discontinued Operations ................................    1,921,776       229,979
    Adjustments to Reconcile Income from Discontinued
      Operations to Net Cash Used in Discontinued Operating Activities:
           Gain from Sale of Discontinued Operation ....................   (1,894,648)            -

           Net Decrease in Net Liabilities of Discontinued Operations ..      316,979       105,964
                                                                          -----------   -----------

Net Cash Provided by Discontinued Operating Activities .................      344,107       335,943
                                                                          -----------   -----------

Net Cash Flows Used in Operating Activities ............................     (715,325)     (255,606)
                                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in Short-term Investment ..................................     (960,002)       (8,291)
    Acquisition of Property and Equipment ..............................      (10,359)      (27,344)
                                                                          -----------   -----------

Net Cash Flows Used in Investing Activities ............................     (970,361)      (35,635)
                                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock .................................            -       100,000
    Proceeds from Exercise of Stock Options and Warrants ...............    1,646,884             -
                                                                          -----------   -----------

Net Cash Flows Provided by Financing Activities ........................    1,646,884       100,000
                                                                          -----------   -----------

Net Decrease in Cash and Cash Equivalents ..............................      (38,802)     (191,241)

Cash and Cash Equivalents - Beginning of Year ..........................      306,318       295,088
                                                                          -----------   -----------

Cash and Cash Equivalents - End of Period ..............................  $   267,516   $   103,847
                                                                          ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest ...........................................................  $         -   $         -
                                                                          ===========   ===========
    Income Taxes .......................................................  $         -   $         -
                                                                          ===========   ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt .......................................  $         -   $     9,000
                                                                          ===========   ===========
    Common stock issued for future services ............................  $         -   $ 1,195,585
                                                                          ===========   ===========

                     See accompanying notes to consolidated financial statements

                                                 -5-

                          CENUCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

On September 30, 2004, the Company sold substantially all of the assets and business of its education subsidiary (See Note 3).

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments and adjustments for the asset sale) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2004 and notes thereto contained in the Company's report on Form 10-KSB as filed with the SEC. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year ending June 30, 2005.

Certain reclassifications have been made to the prior period's consolidated statements of operations to conform to the current period's presentation.

Inventories

Inventories, consisting of security cameras and equipment, are stated at the lower of cost or market utilizing the first-in, first-out method.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

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

In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art wireless technology and services, the Company recognizes revenue as services are performed on a pro-rata basis over the contract term or when products are delivered. The Company has executed a distribution agreement whereby the distributor may purchase wireless product on consignment. Any sales made to the distributor under this agreement will be recorded as a deferred revenue liability until such time as the distributor has sold the product at which time the Company will recognize the related revenues.

Revenues are earned from licensing arrangements pursuant to the terms of those agreements. As of December 31, 2004, no licensing revenue has been recorded.

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the six months ended December 31, 2004 and 2003:

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options (continued)
                                                  For the six months ended
                                                        December 31,
                                                 --------------------------
                                                     2004           2003
                                                 -----------    -----------
    Net income (loss) as reported ............   $   327,730    $  (642,450)

    Less: total stock-based employee
    compensation expense determined under
    fair value based method, net of related
    tax effect ...............................      (134,052)       (66,159)
                                                 -----------    -----------

    Pro forma net income (loss) ..............   $   193,678    $  (708,609)
                                                 ===========    ===========

    Basic income (loss) per share:
                As reported ..................   $       .03    $      (.07)
                                                 ===========    ===========
                Pro forma ....................   $       .02    $      (.08)
                                                 ===========    ===========

    Diluted income (loss) per share:
                As reported ..................   $       .02    $      (.07)
                                                 ===========    ===========
                Pro forma ....................   $       .01    $      (.08)
                                                 ===========    ===========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

Earnings (Loss) Per Common Share

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the period. For the six months ended December 31, 2003, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. Not included in basic shares are 3,783,558 stock options and warrants because they are anti-dilutive in 2003. The reconciliation between the computations is as follows:

                                                      2004         2003
                                                      ----         ----

    Income (loss) available to common shares ..   $   327,730   $  (642,450)
                                                  -----------   -----------
    Weighted average shares outstanding-basic .    12,381,825     9,104,605
                                                  -----------   -----------
    Earnings (loss) per share - Basic .........   $      0.02   $     (0.07)
                                                  ===========   ===========

    Income (loss) available to common shares ..   $   327,730   $  (642,450)
                                                  -----------   -----------
    Weighted average shares outstanding-basic .    12,381,825     9,104,605

    Effect of dilutive securities:
    Stock options and warrants ................     2,016,513             -
                                                  -----------   -----------
    Weighted average shares outstanding-diluted    14,398,338     9,104,605
                                                  -----------   -----------
    Earnings (loss) per share - Diluted .......   $      0.02   $     (0.07)
                                                  ===========   ===========

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangibles and other Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company's acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. There were no impairment losses during the three and six months ended December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 3 - SALE OF SUBSIDIARY

Effective September 30, 2004, the Company entered into a Purchase and Sale Agreement (the "Sale Agreement") and sold substantially all of the assets of its education subsidiary for $1,000,000, subject to a reduction of $200,000 if the buyer does not collect 95% of the receivables on the books as of September 30, 2004 prior to September 30, 2005. In connection with the Sale Agreement, the Company received $300,000 in cash. As of December 31, 2004, the Company reflected a receivable from the sale of business on the accompanying balance sheet. Additionally, the buyer executed a promissory note in favor of the Company in the amount of $700,000 payable as follows:

   (a) Twenty (20) equal and consecutive quarterly payments of $29,122.87 each (amortized on the basis of $500,000), with payments beginning on March 1, 2005. Interest accrues at a rate of 6% per annum. During the first 6 months, interest will accrue but not be paid. The $15,000 of interest accrued is payable in 5 equal monthly installments beginning December 1, 2004. As of December 31, 2004, the Company had not received any payments.

   (b) A final balloon payment of $200,000 due on January 1, 2010. If the purchase price is reduced due to buyer not collecting 95% of the receivables on the books as of September 30, 2004 prior to September 30, 2005, the final balloon payment will be eliminated.

As a result of the sale of the Company's subsidiary, for the six months ended December 31, 2004, the Company recorded a gain of $1,814,648 and a deferred gain on the sale of $200,000 (representing the contingent balloon payment due). The results of operations of the Company's education subsidiary is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

The Company's income (loss) from discontinued operations for the six months ended December 31, 2004 and 2003 are summarized as follows:

                                                      For the Six Months Ended,
                                                             December 31,
                                                         2004          2003
                                                      ----------    ----------
    Sales ........................................    $  261,288    $  459,004
    Operating Expenses ...........................       154,160       229,025
                                                      ----------    ----------
    Net income from discontinued operations before
     gain on sale ................................       107,128       229,979
    Gain on sale of assets of subsidiary .........     1,814,648             -
                                                      ----------    ----------

    Income from discontinued operations ..........    $1,921,776    $  229,979
                                                      ==========    ==========

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 3 - SALE OF SUBSIDIARY (continued)

The gain on sale from the sale of substantially all of the assets of the Company's education subsidiary is calculated as follows:

    Sale price for subsidiary's assets ....................     $ 1,000,000
    Less: direct transaction expenses:
       Investment banking fee .............................         (80,000)
    Add: net deficit of subsidiary at date of sale ........       1,094,648
    Less: deferred gain on sale of subsidiary .............        (200,000)
                                                                -----------
    Gain on disposal of subsidiary, net of taxes ..........     $ 1,814,648
                                                                ===========

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock

In July 2004, the Company issued 10,000 common shares previously issuable. In October 2004, the Company issued 3,036 common shares previously issuable.

On July 23, 2004, the Company issued an aggregate of 34,000 shares of common stock (17,000 common shares each) to two employees' of the Company for services rendered. Such shares were valued at their market value on the date of issuance at $3.71 per share. The Company recorded compensation of $126,140 related to these services.

During the quarter ended September 30, 2004, the Company issued 265 shares of common stock for accounting services rendered. The Company valued these shares at their market value on the first date at the beginning of the service period at $5.65 per share and recorded professional fees of $1,500.

During the quarter ended September 30, 2004, the Company issued 100,000 shares of common stock upon the exercise of 100,000 warrants for proceeds of $100,000 or $1.00 per share.

During the quarter ended September 30, 2004, the Company issued 10,000 shares of common stock upon the exercise of 10,000 options for proceeds of $5,500 or $.55 per share.

During the quarter ended December 31, 2004, the Company issued 300,000 shares of common stock upon the exercise of 300,000 warrants for proceeds of $300,000 or $1.00 per share.

During the quarter ended December 31, 2004, the Company issued 280,776 shares of common stock upon the exercise of 236,560 and 44,216 warrants at $4.50 and $4.00 per share, respectively, for proceeds of $1,241,384. As of December 31, 2004, 30,234 of these shares have not been issued and are included in common stock issuable on the accompanying balance sheet. These shares were issued in January 2005.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

Common stock (continued)

During the quarter ended December 31, 2004, the Company issued 368 shares of common stock for accounting services rendered. The Company valued these shares at their market value on the first date at the beginning of the service period at $4.08 per share and recorded professional fees of $1,500.

Common stock options

On July 23, 2004, the Company granted options to purchase 60,000 shares of common stock to employees of the Company. The options are exercisable at $3.71 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on July 23, 2014 or earlier due to employment termination.

On July 28, 2004, the Company granted options to purchase 40,000 shares of common stock to employees of the Company. The options are exercisable at $4.00 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options expire on July 28, 2014 or earlier due to employment termination.

A summary of the status of the Company's outstanding stock options as of December 31, 2004 and changes during the six months ended December 31, 2004 is as follows:

                                                             Weighted Average
                                                                 Exercise
                                                Shares             Price
                                              ----------     ----------------
     Outstanding at June 30, 2004 ...........  1,361,000        $   0.96
       Granted ..............................    100,000            3.83
       Exercised ............................    (10,000)          (0.55)
       Forfeited ............................   (136,666)          (1.81)
                                               ---------        --------

     Outstanding at December 31, 2004 .......  1,314,334        $   1.10
                                               =========        ========

     Options exercisable at end of period ...    807,666        $   0.76
                                               =========        ========

     Weighted-average fair value of options
       granted during the period ............                   $   3.83

The following information applies to options outstanding at December 31, 2004:

                             Options Outstanding        Options Exercisable
                          --------------------------    ---------------------
                          Weighted -
 Range                      Average       Weighted -               Weighted -
 of                        Remaining       Average                   Average
 Exercise                 Contractual      Exercise                 Exercise
 Prices        Shares     Life (Years)      Price       Shares       Price
 --------    ---------    ------------    ----------    -------    ----------
 $0.35         220,000        7.00          $ 0.35      220,000      $0.35
 $0.42         220,000        7.50          $ 0.42      146,666      $0.42
 $0.55         276,000        6.00          $ 0.55      276,000      $0.55
 $1.15         295,000        9.10          $ 1.15       21,666      $1.15
 $1.55          40,000        8.10          $ 1.55       13,334      $1.55
 $2.00         138,334        9.10          $ 2.00      105,000      $2.00
 $2.50          25,000        6.25          $ 2.50       25,000      $2.50
 $3.71          60,000        9.25          $ 3.71            -      $   -
 $4.00          40,000        9.50          $ 4.00            -      $   -
             ---------                                  -------
             1,314,334                                  807,666
             =========                                  =======

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

Common stock warrants

A summary of the status of the Company's outstanding stock warrants granted for services as of December 31, 2004 and changes during the six months ended December 31, 2004 is as follows:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                                    Shares        Price
                                                  ----------    --------
            Outstanding at June 30, 2004 ......    3,050,000    $   3.50
            Granted ...........................            -           -
            Exercised .........................     (580,776)      (2.66)
            Forfeited .........................            -           -
                                                  ----------    --------

            Outstanding at December 31, 2004 ..    2,469,224    $   3.73
                                                  ==========    ========

            Warrants exercisable at end of year    2,469,224    $   3.73
                                                  ==========    ========

The following information applies to all warrants outstanding at December 31, 2004:

                             Warrants Outstanding       Warrants Exercisable
                          --------------------------    ---------------------
                          Weighted -
 Range                      Average       Weighted -               Weighted -
 of                        Remaining       Average                   Average
 Exercise                 Contractual      Exercise                 Exercise
 Prices        Shares     Life (Years)      Price       Shares       Price
 --------    ---------    ------------    ----------  ---------    ----------
 $1.00         600,000        3.95          $ 1.00      600,000       1.00
 $4.00         105,784        4.48          $ 4.00      105,784       4.00
 $4.50       1,413,440        4.38          $ 4.50    1,413,440       4.50
 $5.00 to
 $6.50         350,000        4.48          $ 5.21      350,000       5.21
             ---------
             2,469,224
             =========

NOTE 5 - TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

On October 25, 2004, the Company announced that it has entered into an Asset Purchase Agreement, dated as of October 21, 2004 (the "Purchase Agreement") with Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), pursuant to which the Company agreed to acquire substantially all of the assets of Omni Point for an aggregate purchase price of $22,500,000, payable in a combination of $5,400,000 in cash and $17,100,000 in shares of the Company's common stock, valued at $4.00 per share. The material terms and conditions of the Purchase Agreement were previously disclosed in the Company's Definitive Proxy Statement filed with the Commission on December 13, 2004. On December 20, 2004, the Company announced that it had terminated the Purchase Agreement because the Company's board and management had come to a decision that pursuing the acquisition was no longer in the best interests of the Company and its stockholders. Omni Point was informed of this decision and the escrow agent under the Purchase Agreement refunded the Company's $5,000,000 deposit on December 21, 2004, pursuant to Omni Point's written request.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                DECEMBER 31, 2004

NOTE 6 - SUBSEQUENT EVENTS

During January 2005, the Company issued 15,000 shares of common stock upon the exercise of 15,000 warrants at $4.50 per share for proceeds of $67,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2004 and notes thereto contained in the Report on Form 10-KSB of Cenuco, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Cenuco, Inc. for the six months ended December 31, 2004 and 2003, respectively.

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

         The development and cultivation of wireless applications has served as the focal point for our initiatives. Our wireless segment has produced viable solutions for the security monitoring markets. In addition, we launched our line of wireless video monitoring solutions, MobileMonitor(SM), MommyTrack(TM) and our CenVid embedded and server-based product series. The products offer truly mobile surveillance monitoring solutions for the consumer and business market.

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

         On October 25, 2004, we announced that we entered into an Asset Purchase Agreement, dated as of October 21, 2004 (the "Purchase Agreement") with Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), pursuant to which we agreed to acquire substantially all of the assets of Omni Point for an aggregate purchase price of $22,500,000, payable in a combination of $5,400,000 in cash and $17,100,000 in shares of the Company's common stock, valued at $4.00 per share. The material terms and conditions of the Purchase Agreement were previously disclosed in our Definitive Proxy Statement filed with the Commission on December 13, 2004. On December 20, 2004, we announced that we terminated the Purchase Agreement because our board and management had come to a decision that pursuing the acquisition was no longer in our and our shareholders' best interests. Omni Point was informed of this decision and the escrow agent under the Purchase Agreement refunded our $5,000,000 deposit on December 21, 2004, pursuant to Omni Point's written request.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

         We continue to consider acquisitions, business combinations, or start up proposals, which could be advantageous to shareholders. As of the date of this annual report, we have not identified any acquisition candidates nor are we a party to any agreement at this time. No assurance can be given that any such project or acquisition will be concluded.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

Revenues

         For the six months ended December 31, 2004, revenues from the sale of our wireless products and services was $243,831 as compared to $89,717 for the six months ended December 31, 2003, an increase of $154,114 or 172%, and is summarized as follows.

         Equipment and Software Sales ...........   $238,325   $ 18,367
         Wireless Solutions and Web Services ....      5,506     71,350
                                                    --------   --------

                                                    $243,831   $ 89,717
                                                    ========   ========

         The increase in our revenue was attributable to the sale of our MobileMonitor product. In the latter half of this quarter, our MobileMonitor product began shipping in larger quantities than anticipated. Significant deployments included:

      1. National product distribution through CompUSA
      2. Deployment of MobileMonitor with First Cellular of Southern Illinois
      3. Execution of a distribution agreement with Worthington Distribution

         In May of 2004, we announced an agreement with PowerLinx. We combined the PowerLinx SecureVue camera system with our technologies, allowing users to see the live video from SecureVue cameras on all compatible cellular handsets and devices. The combined offering has initiated sales through channels such as the Home Shopping Network. Revenues from this engagement were based on product sell through, which began in December of 2004, and will continue well into 2005. Also, we have been successful with the signing of a number of core technology licensing engagements. Through December 31, 2004, we have not recognized any licensing revenues and expect to recognize licensing revenues in the near future.

         We have been engaged by Tyco Fire and Security (Sensormatic), for early stage development to combine our core technologies into select Tyco Digital Video Recorder and CCTV systems. We will be compensated for these development services. Upon successful conclusion, a larger scale royalty/licensing relationship between us and Tyco may result.

         We continue deployment testing for MobileMonitor with a number of carriers globally. It is expected that additional revenue generating opportunities will result. Also, we have a number of software licensing engagements under negotiation, which are currently in testing phases. It is expected that these engagements will come to fruition near-term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

Revenues (continued)

         We also have significant interest from the consumer electronics retailer sector. Our deployment with CompUSA represents our initial foray into national retail. More engagements following the CompUSA model are expected for 2005.

Cost of Equipment Sales

         For the six months ended December 31, 2004, we incurred cost of sales related to the sale of equipment and software of $215,986 or 89% of revenues, compared to $14,373 or 16% of revenues for the six months ended December 31, 2003. The increase in costs of sales and the corresponding percentage is due the change in product. In 2004, we redesigned our product to include more hardware. In 2003, sales from our product were software related, which had a minimal cost. We expect our gross margins to increase as we recognize revenues from licensing agreements associated with our software which has minimal costs associated with it.

Research and Development

         For the six months ended December 31, 2004, research and development expense amounted to $38,863 as compared to $20,571 for the six months ended December 31, 2003, an increase of $18,292 or 89%. We continue to develop our products and expect this amount to increase in the future.

Bad Debt Expense

         For the six months ended December 31, 2004, bad debt expense amounted to $20,343 as compared to $0 for the six months ended December 31, 2003. The increase in bad debt was attributable to the write off of uncollectible accounts receivable.

Selling and Promotion

         For the six months ended December 31, 2004, selling and promotion expenses amounted to $141,775, which included $1,487 in commission expense, $58,720 in advertising expense, printing and reproduction expense of $894, travel expenses of $78,767, and other expenses of $1,907. For the three months ended September 30, 2003, selling and promotion expenses amounted to $56,757, which included $29,965 in commission expense, $11,122 in advertising expense, printing and reproduction expense of $3,848 and travel expenses of $11,873. The increase in selling and promotion expense was 85,018 or 150% and is attributable to an increase in our marketing efforts in order to gain market acceptance of our products. We will continue to aggressively market our products and plan on attending trade shows, advertising in publications, and will seek public relations opportunities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

General and Administrative

         For the six months ended December 31, 2004, we incurred $1,469,143 of general and administrative expenses as compared to $879,290, an increase of $589,853 or 67%. General and administrative expenses consisted of the following:

                                      For the six months      For the six months
                                      ended December 31,      ended December 31,
                                             2004                    2003
                                      ------------------      ------------------
Salaries ...........................     $  485,428              $  285,681
Consulting expenses ................         70,153                  58,417
Rent ...............................         41,993                  44,231
Professional fees ..................         85,480                  54,635
Non-cash compensation and consulting        544,321                 277,336
Other ..............................        241,768                 158,990
                                         ----------              ----------

           Total ...................     $1,469,143              $  879,290
                                         ==========              ==========

         For the six months ended December 31, 2004, our salaries increased by $199,747 as compared to the six months ended December 31, 2003. The increase was attributable the allocation of certain salaries in the 2003 period to our former subsidiary that was sold on September 30, 2004. Salaries related to this former subsidiary are in included in discontinued operations. We reallocated these employees to our current operations. Additionally, we hired three new technical personnel.

         For the six months ended December 31, 2004, non-cash compensation and consulting expense increase by $266,985 as compared to the six months ended December 31, 2003. The increase was attributable to the amortization of deferred compensation and consulting for the six months ended December 31, 2004 for warrants granted in December 2003.

         For the six months ended December 31, 2004, other general and administrative expenses increase by $82,778 as compared to the six months ended December 31, 2003. The increase was attributable the allocation of certain common expenses during the periods to our former subsidiary that was sold on September 30, 2004.

Interest Income

         For the six months ended December 31, 2004 and 2003, interest income was $48,233 and $8,845, respectively. The increase is relates to interest income receivable of $7,572 due on note receivable from the sale our subsidiary as well as an increase in excess cash balances in interest-bearing accounts with two financial institutions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

Discontinued Operations

         For the six months ended December 31, 2004, income from discontinued operations related to our former education subsidiary, was $1,921,776 and consisted of a gain from the sale of all of the assets of our subsidiary of $1,814,648 and income from discontinued operations of $107,128. For the six months ended December 31, 2003, income from discontinued operations was $229,979 related to income from discontinued operations.

Net income (loss)

         As a result of the foregoing factors, we recognized net income of $327,730 on a consolidated basis for the six months ended December 31, 2004 as compared to net loss of $(642,450) for the six months ended December 31, 2003. Income (loss) per share is summarized as follows:

                                                 For the six       For the six
                                                 months ended      months ended
                                                 Decemebr 31,      Decemebr 31,
                                                    2004               2003
                                                --------------    -------------
INCOME (LOSS) PER COMMON SHARE-Basic

   Loss from continuing operations ..........   $        (0.13)   $       (0.10)
   Income from discontinued operations ......             0.16             0.03
                                                --------------    -------------
   Net income (loss) per common share .......   $         0.03    $       (0.07)
                                                ==============    =============
 Weighted Common Shares Outstanding - Basic .       12,381,825        9,104,605
                                                ==============    =============
INCOME (LOSS) PER COMMON SHARE-Diluted

   Loss from continuing operations ..........   $        (0.11)   $       (0.10)
   Income from discontinued operations ......             0.13             0.03
                                                --------------    -------------
   Net income (loss) per common share .......   $         0.02    $       (0.07)
                                                ==============    =============

 Weighted Common Shares Outstanding - Diluted       14,398,338        9,104,605
                                                ==============    =============

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had $6,617,516 in cash and cash equivalents and a short-term investment on hand to meet our obligations. Our short-term investments consist of certificates of deposit that are liquid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

         In fiscal 2004, in connection with a private placement, we sold one unit for $100,000 comprised of 100,000 shares of common stock and warrants entitling the holder to purchase up to 100,000 shares of the Company's common stock, at an exercise price of $1.00. Additionally, in March 2004, we consummated a capital raise through a private placement offered to accredited investors and sold 30,000 units aggregating 1,500,000 shares of common stock and 1,500,000 warrants for net proceeds of $5,380,044 and received proceeds of $69,300 from the exercise of options and warrants. For the six months ended December 31, 2004, we received proceeds of $1,646,884 from the exercise of stock options and warrants. In the future, we plan on raising additional funds to expand our operations or to pursue acquisition opportunities or other expansion opportunities.

         During the six months ended December 31, 2004, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

         Net cash used in operations was $715,325 for the six months ended December 31, 2004 as compared to net cash used in operations of $255,606 for the six months ended December 31, 2003. For the six months ended December 31, 2004, we used cash in continuing operations of $1,059,432 offset by cash provided by discontinued operations of $344,107. For the six months ended December 31, 2003, we used cash in continuing operations of $591,549 offset by cash provided by discontinued operations of $335,943. We feel that our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash provided by investing activities for the six months ended December 31, 2004 was $970,361 as compared to net cash used in investing activities of $35,635 for six months ended December 31, 2003 and primarily related to our investment in certificate of deposits during the six months ended December 31, 2004 and 2003 of $960,002 and $8,291, respectively. Additional we acquired property and equipment of $(10,359) and $(27,344) for the six months ended December 31, 2004 and 2003, respectively.

         Net cash provided by financing activities for the six months ended December 31, 2004 was $1,646,884 and related to cash proceeds received from the exercise of stock options and warrants. For the six months ended December 31, 2003, we received proceeds of $100,000 from the sales of our common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued the following new accounting pronouncement:

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter ended December 31, 2004, we issued 368 restricted shares of common stock for accounting services rendered.

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

         On December 23, 2004, we filed an 8-K and announced that we had terminated the Purchase Agreement because the Company's board and management had come to a decision that pursuing the acquisition was no longer in the best interests of the Company and its stockholders.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                     CENUCO, INC. AND SUBSIDIARIES


         Dated: January 31, 2005     By: /s/ Steven Bettinger
                                         --------------------
                                         Steven Bettinger, President and
                                         Chief Executive Officer

         Dated: January 31, 2005     By: /s/ Adam Wasserman
                                         ------------------
                                         Adam Wasserman, Chief Financial Officer
                                         and Principal Accounting Officer