Form 10QSB
period 2005-03-31
CENUCO INC
filed 2005-05-09
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



         For the fiscal quarter ended:               March 31, 2005
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

On April 30, 2005, the issuer had outstanding 13,750,556 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2005
                                      INDEX



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet
      As of March 31, 2005 (Unaudited) ........................................3

      Consolidated Statements of Operations (Unaudited)
      For the Three and Nine Months ended March 31, 2005 and 2004..............4

      Consolidated Statements of Cash Flows (Unaudited)
      For the Nine Months Ended March 31, 2005 and 2004........................5

      Condensed Notes to Consolidated Financial Statements..................6-15

      Item 2 - Management's Discussion and Analysis and
               Results of Operations.......................................15-25

      Item 3 - Control and Procedures.........................................26


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................26

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....27

      Item 4 - Submission of Matters to a Vote of Security Holders............27

      Item 5 - Other Information..............................................27

      Item 6 - Exhibits and Reports on Form 8-K...............................27

      Signatures..............................................................27

                                    CENUCO, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                           March 31, 2005
                                             (Unaudited)
                                               ASSETS

CURRENT ASSETS:
    Cash and Cash Equivalents .....................................................    $     54,409
    Short-term Investments ........................................................       6,088,290
    Note Receivable, Current Portion ..............................................         119,800
    Accounts Receivable (Net of Allowance for Doubtful Accounts of $39,873) .......         109,081
    Inventories ...................................................................          12,847
    Other Current Assets ..........................................................         216,569
                                                                                       ------------

        Total Current Assets ......................................................       6,600,996
                                                                                       ------------

PROPERTY AND EQUIPMENT:
    Computer Equipment and Software ...............................................         234,580
    Furniture, Fixtures and Office Equipment ......................................          50,632
    Leasehold Improvements ........................................................           3,051
                                                                                       ------------
        Total Property and Equipment ..............................................         288,263

    Less: Accumulated Depreciation ................................................        (175,011)
                                                                                       ------------

        Total Property and Equipment, Net .........................................         113,252
                                                                                       ------------

OTHER ASSETS:
    Note Receivable, less current portion .........................................         580,200
    Security Deposits .............................................................           7,732
                                                                                       ------------

        Total Other Assets ........................................................         587,932
                                                                                       ------------

        Total Assets ..............................................................    $  7,302,180
                                                                                       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable ..............................................................    $    122,389
    Other Accrued Expenses ........................................................         182,086
                                                                                       ------------

        Total Current Liabilities .................................................         304,475

LONG-TERM LIABILITIES:
    Deferred Gain from Sale of Business ...........................................         200,000
                                                                                       ------------

        Total Liabilities .........................................................         504,475
                                                                                       ------------

COMMITMENTS AND CONTINGENCIES (See Note 5)

STOCKHOLDERS' EQUITY:
    Preferred Stock ($.001 Par Value; 1,000,000 Shares Authorized)
        No Shares Issued and Outstanding) .........................................               -
    Common Stock ($.001 Par Value; 25,000,000 Shares Authorized;
        13,652,056 Shares Issued and Outstanding) .................................          13,653
    Common Stock Issuable (261 shares) ............................................               -
    Additional Paid-in Capital ....................................................      12,266,841
    Accumulated Deficit ...........................................................      (5,482,789)
                                                                                       ------------

        Total Stockholders' Equity ................................................       6,797,705
                                                                                       ------------

        Total Liabilities and Stockholders' Equity ................................    $  7,302,180
                                                                                       ============

                     See accompanying notes to consolidated financial statements

                                                 -3-

                                                CENUCO, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                                   For the Three Months Ended    For the Nine Months Ended
                                                                            March 31,                     March 31,
                                                                   ---------------------------   --------------------------
                                                                       2005           2004           2005          2004
                                                                   ------------   ------------   ------------   -----------
NET REVENUES ....................................................  $    153,889   $     48,666   $    397,720   $   138,383

COST OF SALES ...................................................        70,901          3,269        286,887        17,642
                                                                   ------------   ------------   ------------   -----------

GROSS PROFIT ....................................................        82,988         45,397        110,833       120,741
                                                                   ------------   ------------   ------------   -----------

COSTS AND EXPENSES:
    Research and Development ....................................        59,589          4,808         98,452        25,379
    Bad Debt Expense ............................................        27,330              -         47,673             -
    Selling and Promotion .......................................        62,408         46,361        204,183       103,118
    General and Administrative ..................................       538,152        694,642      2,007,295     1,573,932
                                                                   ------------   ------------   ------------   -----------

        Total Operating Expenses ................................       687,479        745,811      2,357,603     1,702,429
                                                                   ------------   ------------   ------------   -----------

LOSS FROM OPERATIONS ............................................      (604,491)      (700,414)    (2,246,770)   (1,581,688)

OTHER INCOME:
    Settlement Income ...........................................        20,351              -         20,351             -
    Interest Income .............................................        23,093            565         71,326         9,410
                                                                   ------------   ------------   ------------   -----------

        Total Other Income ......................................        43,444            565         91,677         9,410
                                                                   ------------   ------------   ------------   -----------

LOSS BEFORE DISCONTINUED OPERATIONS .............................      (561,047)      (699,849)    (2,155,093)   (1,572,278)

DISCONTINUED OPERATIONS:
   Gain from Sale of Discontinued Operations, net of income taxes             -              -      1,814,648             -
   Income (Loss) from Discontinued Operations ...................       (16,072)       174,428         91,056       404,407
                                                                   ------------   ------------   ------------   -----------

        Total Income (Loss) from Discontinued Operations ........       (16,072)       174,428      1,905,704       404,407
                                                                   ------------   ------------   ------------   -----------

NET LOSS ........................................................  $   (577,119)  $   (525,421)  $   (249,389)  $(1,167,871)
                                                                   ============   ============   ============   ===========

INCOME (LOSS) PER COMMON SHARE- BASIC AND DILUTED
   Loss from continuing operations ..............................  $      (0.04)  $      (0.07)  $      (0.17)  $     (0.16)
   Income from discontinued operations ..........................         (0.00)          0.02           0.15          0.04
                                                                   ------------   ------------   ------------   -----------

   Net loss per common share ....................................  $      (0.04)  $      (0.05)  $      (0.02)  $     (0.12)
                                                                   ============   ============   ============   ===========

      Weighted Common Shares Outstanding - Basic and Diluted ....    13,191,891     10,197,290     12,647,905     9,466,185
                                                                   ============   ============   ============   ===========

                                 See accompanying notes to consolidated financial statements

                                                             -4-

                                    CENUCO, INC. AND SUBSIDIAIRES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                          For the Nine Months Ended
                                                                                  March 31,
                                                                          -------------------------
                                                                              2005          2004
                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from Continuing Operations ....................................  $(2,155,093)  $(1,572,278)
    Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Used in Operating Activities:
           Depreciation ................................................       29,175        35,169
           Stock-Based Compensation ....................................      545,821       640,858
           Provision for Doubtful Accounts .............................       47,673             -
           Settlement Income ...........................................      (20,351)            -

           (Increase) Decrease in:
              Accounts Receivable ......................................     (129,818)        4,798
              Inventories ..............................................        5,435        16,910
              Other Current Assets .....................................     (144,253)       23,008
              Security Deposits ........................................          910             -

           Increase (Decrease) in:
              Accounts Payable .........................................       11,123        20,875
              Other Accrued Expenses ...................................       55,327       (27,848)
              Deferred Revenue .........................................       (3,667)        7,617
                                                                          -----------   -----------

Net Cash Flows Used in Continuing Operating Activities .................   (1,757,718)     (850,891)
                                                                          -----------   -----------

   Income from Discontinued Operations .................................    1,905,704       404,407
   Adjustments to Reconcile Income from Discontinued
      Operations to Net Cash Used in Discontinued Operating Activities:
           Gain from Sale of Discontinued Operation ....................   (1,814,648)            -

           Net Decrease in Net Liabilities of Discontinued Operations ..      236,979       103,169
                                                                          -----------   -----------

Net Cash Provided by Discontinued Operating Activities .................      328,035       507,576
                                                                          -----------   -----------

Net Cash Flows Used in Operating Activities ............................   (1,429,683)     (343,315)
                                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in Short-term Investment ..................................     (698,292)   (2,576,546)
    Acquisition of Property and Equipment ..............................      (14,375)      (34,882)
                                                                          -----------   -----------

Net Cash Flows Used in Investing Activities ............................     (712,667)   (2,611,428)
                                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Sale of Common Stock .................................            -     2,778,439
    Proceeds from Exercise of Stock Options and Warrants ...............    1,890,441         2,800
                                                                          -----------   -----------

Net Cash Flows Provided by Financing Activities ........................    1,890,441     2,781,239
                                                                          -----------   -----------

Net Decrease in Cash and Cash Equivalents ..............................     (251,909)     (173,504)

Cash and Cash Equivalents - Beginning of Year ..........................      306,318       295,088
                                                                          -----------   -----------

Cash and Cash Equivalents - End of Period ..............................  $    54,409   $   121,584
                                                                          ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest ............................................................  $         -   $         -
                                                                          ===========   ===========
   Income Taxes ........................................................  $         -   $         -
                                                                          ===========   ===========


NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt .......................................  $         -   $     9,000
                                                                          ===========   ===========
    Common stock issued for  future services ...........................  $         -   $   830,362
                                                                          ===========   ===========

                     See accompanying notes to consolidated financial statements

                                                 -5-

                          CENUCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Currently, Cenuco, Inc., (a Delaware corporation) and Subsidiaries (the "Company") primary focus is on wireless application development. Through its subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, the Company provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products which can generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services.

On September 30, 2004, the Company sold substantially all of the assets and business of its education subsidiary (See Note 3).

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments and adjustments for the asset sale) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2004 and notes thereto contained in the Company's report on Form 10-KSB as filed with the SEC. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending June 30, 2005.

Reclassifications
-----------------

Certain reclassifications have been made to the prior period's consolidated statements of operations to conform to the current period's presentation.

Concentrations of Credit Risk
-----------------------------

The Company maintains its cash balances at quality financial institutions which, at times, exceed federally insured limits. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2005, the Company had $5,913,291 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit.

Inventories
-----------

Inventories, consisting of security cameras and equipment, are stated at the lower of cost or market utilizing the first-in, first-out method.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------

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

In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art wireless technology and services, the Company recognizes revenue as services are performed on a pro-rata basis over the contract term or when products are delivered. The Company periodically enters into agreements whereby the customer or distributor may purchase wireless products on a consignment type basis. Revenues are recognized under these arrangements only when the customer or distributor has resold the product and the Company has an enforcement right to its sales price.

Revenues are earned from licensing arrangements pursuant to the terms of those agreements.

Stock Options
-------------

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the nine months ended March 31, 2005 and 2004:

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options (continued)
-------------------------
                                                    For the Nine Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2005          2004
                                                    ----------   -----------

   Net loss as reported ...........................  $(249,389)  $(1,167,871)

   Less: total stock-based employee
   compensation expense determined under
   fair value based method, net of related tax
   effect .........................................   (134,052)      (46,791)
                                                     ---------   -----------

   Pro forma net loss .............................  $(383,441)  $(1,214,662)
                                                     =========   ===========

   Basic and diluted loss per share:
                  As reported .....................  $    (.02)  $      (.12)
                                                     =========   ===========
                  Pro forma .......................  $    (.03)  $      (.13)
                                                     =========   ===========

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

Earnings (Loss) Per Common Share
--------------------------------

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the period. For the three and nine months ended March 31, 2005 and 2004, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. Not included in basic shares are 2,935,712 stock options and warrants because they are anti-dilutive in 2005 and 2004, respectively.

Intangibles and other Long-Lived Assets
---------------------------------------

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. Goodwill represents the excess of the cost of the Company's acquired subsidiaries or assets over the fair value of their net assets at the date of acquisition. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. There were no impairment losses during the three and nine months ended March 31, 2005.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
--------------------------------

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). This FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 3 - SALE OF SUBSIDIARY

Effective September 30, 2004, the Company entered into a Purchase and Sale Agreement (the "Sale Agreement") and sold substantially all of the assets of its education subsidiary for $1,000,000, subject to a reduction of $200,000 if the buyer does not collect 95% of the receivables on the books as of September 30, 2004 prior to September 30, 2005. In connection with the Sale Agreement, the Company received $300,000 in cash. As of March 31, 2005, the Company reflected a receivable from the sale of business on the accompanying balance sheet. Additionally, the buyer executed a promissory note in favor of the Company in the amount of $700,000 payable as follows:

  (a) Twenty (20) equal and consecutive quarterly payments of $29,122.87 each (amortized on the basis of $500,000), with payments beginning on March 1, 2005. Interest accrues at a rate of 6% per annum. During the first 6 months, interest will accrue but not be paid. The $15,000 of interest accrued is payable in 5 equal monthly installments beginning December 1, 2004. According to the Purchase and Sale Agreement, any existing trade payables can be deducted against quarterly payments owed to the Company. As of March 31, 2005, the Company had not received any payments.

  (b) A final balloon payment of $200,000 due on January 1, 2010. If the purchase price is reduced due to buyer not collecting 95% of the receivables on the books as of September 30, 2004 prior to September 30, 2005, the final balloon payment will be eliminated.

As a result of the sale of the Company's subsidiary, for the nine months ended March 31, 2005, the Company recorded a gain of $1,814,648 and a deferred gain on the sale of $200,000 (representing the contingent balloon payment due). The results of operations of the Company's education subsidiary is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

The Company's income (loss) from discontinued operations for the nine months ended March 31, 2005 and 2004 are summarized as follows:

                                                   For the Nine Months Ended,
                                                           March 31,
                                                   --------------------------
                                                      2005            2004
                                                   ----------      ----------
   Sales ....................................      $  261,288      $  779,072
   Operating Expenses .......................         170,232         374,665
                                                   ----------      ----------
   Net income from discontinued operations
     before gain on sale ....................          91,056         404,407
   Gain on sale of assets of subsidiary .....       1,814,648               -
                                                   ----------      ----------

   Income from discontinued operations ......      $1,905,704      $  404,407
                                                   ==========      ==========

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 3 - SALE OF SUBSIDIARY (continued)

The gain on sale from the sale of substantially all of the assets of the Company's education subsidiary is calculated as follows:

   Sale price for subsidiary's assets ......................     $ 1,000,000
   Less: direct transaction expenses:
        Investment banking fee .............................         (80,000)
   Add: net deficit of subsidiary at date of sale ..........       1,094,648
   Less: deferred gain on sale of subsidiary ...............        (200,000)
                                                                 -----------
   Gain on disposal of subsidiary, net of taxes ............     $ 1,814,648
                                                                 ===========

NOTE 4 - STOCKHOLDERS' EQUITY

Common stock
------------

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

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

Common stock (continued)
------------------------

During the quarter ended December 31, 2004, the Company issued 368 shares of common stock for accounting services rendered. The Company valued these shares at their market value on the first date at the beginning of the service period at $4.08 per share and recorded professional fees of $1,500.

During the quarter ended March 31, 2005, the Company issued 261 shares of common stock for accounting services rendered. The Company valued these shares at their market value on the first date at the beginning of the service period at $5.75 per share and recorded professional fees of $1,500. At March 31, 2005, these shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

On February 25, 2005, the Company issued 624,661 shares of common stock in a cashless exercise of 691,666 options that were previously granted to certain officers and directors of the Company.

During the quarter ended March 31, 2005, the Company issued 151,679 shares of common stock upon the exercise of 151,679 warrants and options for proceeds of $243,557.

Common stock options
--------------------

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

A summary of the status of the Company's outstanding stock options as of March 31, 2005 and changes during the nine months ended March 31, 2005 is as follows:

                                                                Weighted Average
                                                                    Exercise
                                                     Shares          Price
                                                   ---------    ----------------
   Outstanding at June 30, 2004 ............       1,361,000       $   0.96
      Granted ..............................         100,000           3.83
      Exercised ............................        (727,665)         (0.62)
      Forfeited ............................        (176,667)         (1.81)
                                                   ---------       --------

   Outstanding at March 31, 2005 ...........         556,668       $   1.52
                                                   =========       ========

   Options exercisable at end of period ....         201,666       $   1.55
                                                   =========       ========
   Weighted-average fair value of options
         granted during the period .........                       $   3.83

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 4 - STOCKHOLDERS' EQUITY (continued)

The following information applies to options outstanding at March 31, 2005:

                             Options Outstanding        Options Exercisable
                          --------------------------    ---------------------
                          Weighted -
 Range                      Average       Weighted -               Weighted -
 of                        Remaining       Average                   Average
 Exercise                 Contractual      Exercise                 Exercise
 Prices       Shares      Life (Years)      Price       Shares       Price
 --------     -------     ------------    ----------    -------    ----------
 $0.42         73,332         7.25          $ 0.42           -       $0.42
 $0.55         40,000         5.75          $ 0.55       40,000      $0.55
 $1.15        218,335         8.85          $ 1.15       25,000      $1.15
 $1.55         35,001         7.85          $ 1.55       23,333      $1.55
 $2.00        130,000         8.85          $ 2.00      113,333      $2.00
 $3.71         40,000         9.00          $ 3.71            -      $   -
 $4.00         20,000         9.25          $ 4.00            -      $   -
              -------                                   -------
              556,668                                   201,666
              =======                                   =======

Common stock warrants
---------------------

A summary of the status of the Company's outstanding stock warrants granted for services as of March 31, 2005 and changes during the nine months ended March 31, 2005 is as follows:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                                    Shares        Price
                                                   ---------    --------
   Outstanding at June 30, 2004 ............       3,050,000    $   3.50
   Granted .................................               -           -
   Exercised ...............................        (721,456)      (2.53)
   Forfeited ...............................               -           -
                                                   ---------    --------

   Outstanding at March 31, 2005 ...........       2,328,544    $   3.83
                                                   =========    ========

   Warrants exercisable at end of year .....       2,328,544    $   3.83
                                                   =========    ========

The following information applies to all warrants outstanding at March 31, 2005:

                             Warrants Outstanding       Warrants Exercisable
                          --------------------------    ---------------------
                          Weighted -
 Range                      Average       Weighted -               Weighted -
 of                        Remaining       Average                   Average
 Exercise                 Contractual      Exercise                 Exercise
 Prices        Shares     Life (Years)      Price       Shares       Price
 --------    ---------    ------------    ----------  ---------    ----------
 $1.00         500,000        3.65          $ 1.00      500,000       1.00
 $4.00         105,784        4.25          $ 4.00      105,784       4.00
 $4.50       1,372,760        4.13          $ 4.50    1,372,760       4.50
 $5.00 to
 $6.50         350,000        4.25          $ 5.21      350,000       5.21
             ---------
             2,328,544
             =========

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 5 - MERGER AGREEMENT

On March 17, 2005, the Company announced that it has entered into a Merger Agreement, dated as of March 16, 2005 (the "Merger Agreement"), with Hermes Holding Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the "Merger Sub"), and Hermes Acquisition Company I LLC, a Delaware limited liability company ("Seller"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into Seller (the "Merger"), as a result of which the separate existence of Merger Sub shall cease and Seller shall continue as the surviving company and a wholly-owned subsidiary of the Company.

Seller, through its subsidiaries, Lander Co., Inc. and Lander Co. Canada Limited (collectively, "Lander"), manufactures, markets and distributes value brand (LANDER) health and beauty care products. Lander also produces private label health and beauty care products for certain major retailers. Lander owns and operates a manufacturing and distribution facility in Binghamton, New York, and operates a manufacturing facility in Toronto, Canada. In addition, Lander utilizes distribution facilities in Charlotte, North Carolina and Buena Park, California.

Pursuant to the Merger Agreement, the Company will issue shares (the "Merger Shares"), representing 65% of the shares of the Company's common stock, $.001 par value per share, to be outstanding after the Merger, to the owners of Seller in exchange for their equity interests in Seller. The Merger Shares were offered to the owners of Seller pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations there under. The transaction is intended to qualify as a tax-free reorganization for both companies and their respective stockholders and members.

The closing is conditioned on, among other things, (1) the Company stockholders approving the Merger Agreement and the issuance of the Merger Shares, (2) the Company stockholders approving an amendment to the Company's certificate of incorporation to change the name of the Company to Lander Co., Inc. or another name selected and to increase the Company's authorized common stock to 100 million shares, (3) the Company obtaining a fairness opinion that the Merger is fair to the Company's stockholders from a financial point of view and (4) the Company having cash and cash equivalents on hand at closing of approximately $6 million, subject to no liens. Because the number of Merger Shares will exceed 20% of the Company's current outstanding shares, the Company is required to seek stockholder approval of the issuance of such shares, in accordance with Section 712 of the Listing Standards, Policies and Requirements of the American Stock Exchange.

NOTE 6 - SUBSEQUENT EVENTS

During April 2005, the Company issued 98,500 shares of common stock upon the exercise of 98,500 warrants at $1.00 per share for proceeds of $98,500.

In May 2005, the Company signed a settlement agreement with Omnipoint, based on the breach of an Asset Purchase Agreement, dated on October 21, 2004. Omnipoint agreed to pay the Company $250,000 in 25 monthly payments. In connection with the settlement agreement, the Company received $10,000 in April 2005.

                          CENUCO, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 MARCH 31, 2005

NOTE 7 - LEGAL MATTERS

In February 2005, the Company was made a party to a patent infringement suit by Raymond Anthony Joao, an individual who has reportedly developed a monitoring apparatus and method, a control, monitoring and / or security apparatus and method and a control apparatus and method for vehicles and / or for premises. He believes that we use a type of monitoring apparatus and / or method for which he has been granted a patent in the United States. The United States District Court Southern District of New York (USDC SD NY 05 Civ. 1037 (CM) (MDF)) is hearing allegations of infringement brought by Joao.

The Company filed an answer to Joao's complaint denying infringement and asserting certain other defenses. In April 2005, we filed a counter-claim in this litigation alleging that prior to February 2005 all involved parties in this lawsuit executed an agreement which specifically prohibits this suit. An executed copy of this agreement, signed by Joao and Cenuco, was submitted for the court's review as part of our counter-claim. Among other things, the outcome will likely depend not only upon the enforcement of the aforementioned agreement but may also be upon whether the aforementioned patents are determined to be valid and infringed. Management believes that we are not infringing, and that this lawsuit has no basis. However, we are presently unable to predict either the effect or degree of effect this litigation will have on our business and financial condition. There is no other pending material litigation to which we are a party or to which any of our property is subject.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

GENERAL

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements for the year ended June 30, 2004 and notes thereto contained in the Report on Form 10-KSB of Cenuco, Inc. as filed with the SEC. These financial statements reflect the consolidated operations of Cenuco, Inc. for the nine months ended March 31, 2005 and 2004, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (continued)

         Currently, Cenuco, Inc., (a Delaware corporation) and Subsidiaries (the "Company") primary focus is on wireless application development. Through our subsidiary, we are engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, Cenuco provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products which generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services. The business model provides additional recurring monthly service revenue models for carriers, ISPs, resellers and distributors. Wireless data services are expected to grow 50% this year reaching $5.5 billion by 2009. 22 million Americans will access mobile video content via cellular devices, with over 31 million utilizing video messaging. Cellular video services are expected to account for almost 15% of all wireless data related revenues across the industry, with Cenuco uniquely positioned to be a service provider to all parties (Sources: Business Week - June 21, 2004, and In-Stat MDR - March, 2004). We are currently in deployment negotiations and/or testing relationships with a number of international and national cellular carriers, retail chains, major distribution providers, resellers, and potential technology licensees on a global basis.

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

         Our partnerships and affiliations developed during Fiscal 2004 and expanded during Fiscal 2005 include: Intel Corporation, Microsoft Corporation, Qualcomm, Tyco, and other leading technology organizations. These relationships allow us access to new emerging technologies provided by these partner firms, as well as co-operative marketing programs, providing us access to significant resources in the wireless remote monitoring market.

         Cellstar, Infosonics, D&H Distributing, Worthington Distribution, and other integrated distribution companies represent significant revenue opportunities for us, with access to hundreds of their sales personnel on a national and international basis. We enjoy contracted relationships with all of the distributors mentioned above. They all currently represent our wireless remote monitoring products and services.

LANDER MERGER

         On March 17, 2005, we announced that we have entered into a Merger Agreement, dated as of March 16, 2005 (the "Merger Agreement"), with Hermes Holding Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the "Merger Sub"), and Hermes Acquisition Company I LLC, a Delaware limited liability company ("Seller" or "Hermes"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into Seller (the "Merger"), as a result of which the separate existence of Merger Sub shall cease and Seller shall continue as the surviving company and a wholly-owned subsidiary of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (continued)

         Hermes, through its subsidiaries, Lander Co. Inc. and Lander Co. Canada Limited (collectively, "Lander"), is a manufacturer, marketer and distributor of the leading value brand (LANDER) health and beauty care products. Lander also produces private label brands for a limited number of top retailers through its Canadian facility. With fiscal year 2005 revenues of approximately $72 million, (fiscal year end February 28, 2005) Lander boasts a category leadership position in the rapidly growing marketplace for value health and beauty care (HBC) products - sold in dollar store and value focused retailers such as Wal-Mart and Kmart. www.lander-hba.com

         The Lander brand is recognized as the largest specialty bath brand as reported in 2004 by Information Resources, Inc. (IRI), a global provider of market content and business performance management within consumer goods and retail industries. Lander is headquartered in Lawrenceville, New Jersey (5 minutes west of Princeton, New Jersey and mid way between New York and Philadelphia). The company owns and operates two manufacturing and distribution facilities, one in Binghamton, New York and the other in Toronto, Canada. In addition, Lander utilizes distribution facilities in Charlotte, North Carolina and Buena Park, California.

         As part of this merger agreement, which is specified by our 8K filing on March 17th 2005, the companies are in the process of producing the relevant filings and proxy statements for shareholder consideration, as applicable.

         Upon the closure of the merger, the parent company name will be changed to Lander, and the company will be comprised of two operating divisions. Health and Beauty products will operate under the Lander brand name. Wireless technologies and applications will operate under the Cenuco brand name.

         Our current management feels that the merger will have a positive effect for the Company and our long term prospects. We will gain additional logistics and distribution knowledge, which is a strong component of Lander's current business operations. We believe that additional efficiencies and cost savings will be forthcoming for the entire enterprise after the merger completion.

         Lander also currently supports a number of key customers, including Wal-Mart, CVS, and others. We hope to be able to introduce our wireless consumer products into these retail channels. Additionally, all of these retail channels have needs for remote video monitoring technologies to combat theft and liability. We intend to work with these current Lander customers on how Cenuco Wireless technologies can assist and extend their loss-prevention and monitoring infrastructure.

         Additionally, Cenuco wireless technology applications have the ability to transmit virtually any type of data to a cellular device, not just video. Lander represents a unique opportunity to apply our technology to issues surrounding: warehousing, inventory control, manufacturing review and control, supply chain management, RFID tag tracking, logistics, sell-through tracking, and numerous others. It is management's belief that the combined knowledge of both companies will result in additional wireless and cellular-based applications focused on these and other applications.

         With the consummation of this merger, the management of both companies understands that continuity of operations, while taking advantage of relevant cost savings through combining the operations of both enterprises, is important to shareholder value. The management of both firms has exemplarily experience within their respective industries, and it is the intention to leverage this knowledge base for the acceleration of revenues for both businesses as a combination.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (continued)

         Pursuant to the Merger Agreement, we will issue shares (the "Merger Shares"), representing 65% of the shares of our common stock, $.001 par value per share, to be outstanding after the Merger, to the owners of Seller in exchange for their equity interests in Seller. The Merger Shares were offered to the owners of Seller pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations there under. The transaction is intended to qualify as a tax-free reorganization for both companies and their respective stockholders and members.

         The closing is conditioned on, among other things, (1) the Company stockholders approving the Merger Agreement and the issuance of the Merger Shares, (2) the Company stockholders approving an amendment to the Company's certificate of incorporation to change the name of the Company to Lander Co., Inc. or another name selected and to increase the Company's authorized common stock to 100 million shares, (3) us obtaining a fairness opinion that the Merger is fair to the Company's stockholders from a financial point of view and (4) the Company having cash and cash equivalents on hand at closing of approximately $6 million, subject to no liens. Because the number of Merger Shares will exceed 20% of the Company's current outstanding shares, the Company is required to seek stockholder approval of the issuance of such shares, in accordance with Section 712 of the Listing Standards, Policies and Requirements of the American Stock Exchange.

         Subsequent to March 31, 2005, in connection with the proposed Lander Merger, management of both companies has discussed a change in the structure of the transaction that would serve to minimize costs and permit a timely closing of the merger. The parties are presently considering an amendment to the merger agreement that provides for the membership interests in Hermes to be converted in the merger into the right to receive a new preferred stock of Cenuco that votes along with the common stock and represents 65% of the outstanding voting power of Cenuco following the merger. The preferred stock would be convertible into common stock of Cenuco upon approval of the vote of holders of Cenuco common stock (without any vote of the preferred stock) at a meeting of stockholders to be held as promptly as practicable following the closing of the merger. If the parties agree to amend the merger agreement, it is contemplated that the closing of the merger will take place by the end of May, 2005.

Other Developments

         Orange, a division of France Telecom, is considered to be the third largest cellular carrier in the world. With more than 54 million subscribers across greater than 16 operating markets, Orange currently grosses more than $30 billion in annualized sales. Orange is also one of the most progressive carriers regarding data network capabilities, data applications, support of application developers like Cenuco, and ARPU generation from data in general. For example, Orange has true 3G networks live, with subscribers, in multiple operating markets. Data comprises more than 10% of total this carrier's revenues. Through our association with Intel, Cenuco has been working directly with Orange regarding Cenuco's cellular streaming technologies and products, since 2004. Twice annually, Orange holds a "Code Camp" event where more than 100 of the top cellular application developers in the world are invited to work directly with Orange technical, marketing, and executive personnel for three days. The event is by invitation only. In addition, Orange conducts a Code Camp Challenge during this event, with awards given to a few select companies for productized data applications. Cenuco's engineering team took this opportunity to offer the first public demonstration of our Advanced MobileMonitor (AMM) technologies during this event. Unlike our standard MobileMonitor (which requires a USB camera hooked to a personal computer to broadcast live video to cellular handsets), AMM allows for direct, live private-stream video broadcasting right from the camera in a cellular handset (camera phone), to virtually any other data capable cellular handset (including multiple handsets simultaneously), and/or remote personal computers. This system was shown live on both 2G and 3G cellular networks.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (continued)

         As a result of this successful series of demonstrations, Orange awarded Cenuco with "Best Use of the Orange Voice and Data Network.". Additionally, Cenuco's standard MobileMonitor kitted product was announced as approved and included into the Orange application catalog for Smartphone, Pocket PC phone, and J2ME handset categories. With inclusion in the Orange application catalog, any Orange operating market has technical approval to deploy Cenuco's MobileMonitor product. With that benchmark achieved, we are continuing our localization and commercialization discussions with Orange for various operating markets.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2005 compared to Nine Months Ended March 31, 2004

Revenues

         For the nine months ended March 31, 2005, revenues from the sale of our wireless products and services was $397,720 as compared to $138,383 for the nine months ended March 31, 2004, an increase of $259,337 or 187%, and is summarized as follows.

         Equipment and Software Sales ...........   $379,980   $ 32,676
         Wireless Solutions and Web Services ....     17,740    105,707
                                                    --------   --------

                                                    $397,720   $138,383
                                                    ========   ========

         The increase in our revenue was attributable to the sale of our Mobile Monitor product. In the second quarter, our Mobile Monitor product began shipping in larger quantities than anticipated.

         We are in the process of launching our latest line of applications geared for commercial, enterprise, and Federal customers. This line will be sold through several Manufacturers Representatives, Distributors, and Resellers already established. These new products are based on the common core technologies already proven in the marketplace. With this new launch, we show the extensibility of our core technology, and how it can be applied to multiple business sectors with minimal modification.

         In May of 2004, we announced an agreement with PowerLinx. We combined the PowerLinx SecureVue camera system with our technologies, allowing users to see the live video from SecureVue cameras on all compatible cellular handsets and devices. The combined offering has initiated sales through channels such as the Home Shopping Network. Revenues from this engagement were based on product sell through, which began in December of 2004, and will continue well into 2005. Additionally, we entered into a software licensing agreement with PowerLinx, whereby PowerLinx has licensed 10,000 copies of our software for inclusion into their SecureVue camera kits. These combined kits are slated for sale through similar channels.

         We have been engaged by Tyco Fire and Security (Sensormatic), for early stage development to combine our core technologies into select Tyco Digital Video Recorder and CCTV systems. Upon successful conclusion, a larger scale royalty/licensing relationship between us and Tyco may result.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

Nine Months Ended March 31, 2005 compared to Nine Months Ended March 31, 2004

         We continue deployment testing for MobileMonitor with a number of carriers globally. It is expected that additional revenue generating opportunities will result. Also, we have a number of software licensing engagements under negotiation, which are currently in testing phases. It is expected that these engagements will come to fruition near-term.

Cost of Sales and Gross Profit

         For the nine months ended March 31, 2005, we incurred cost of sales related to the sale of equipment and software of $286,887 or 72.1% of revenues, compared to $17,642 or 12.7% of revenues for the nine months ended March 31, 2004. The increase in costs of sales and the corresponding percentage is due the change in product. In 2004, we redesigned our product to include more hardware. In 2003, sales from our product were software related, which had a minimal cost. For the nine months ended March 31, 2005, gross profit was $110,833 or 27.9% compared to $120,741 or 87.3% for the nine months ended march 31, 2004. We expect our gross margins to increase as we recognize revenues from licensing agreements associated with our software which has minimal costs associated with it.

Research and Development

         For the nine months ended March 31, 2005, research and development expense amounted to $98,452 as compared to $25,379 for the nine months ended March 31, 2004, an increase of $73,073 or 288%. For the nine months ended March 31, 2005, we allocated salaries of $56,154 to research and development. We continue to develop our products and expect this amount to increase in the future.

Bad Debt Expense

         For the nine months ended March 31, 2005, bad debt expense amounted to $47,673 as compared to $0 for the nine months ended March 31, 2004. The increase in bad debt was attributable to the reserve of uncollectible accounts receivable.

Selling and Promotion

         For the nine months ended March 31, 2005, selling and promotion expenses amounted to $204,183, which included $1,859 in commission expense, $67,216 in advertising expense, printing and reproduction expense of $6,154, travel expenses of $87,493, and other expenses of $41,461. For the nine months ended March 31, 2004, selling and promotion expenses amounted to $103,118, which included $44,205 in commission expense, $24,254 in advertising expense, printing and reproduction expense of $3,848, travel expenses of $26,849 and other expenses of $3,962. The increase in selling and promotion expense was $101,065 or 98% and is attributable to an increase in our marketing efforts in order to gain market acceptance of our products. We will continue to aggressively market our products and plan on attending trade shows, advertising in publications, and will seek public relations opportunities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

Nine Months Ended March 31, 2005 compared to Nine Months Ended March 31, 2004

General and Administrative

         For the nine months ended March 31, 2005, we incurred $2,007,295 of general and administrative expenses as compared to $1,573,932, an increase of $433,363 or 27.5%. General and administrative expenses consisted of the following:

                                    For the nine months     For the nine months
                                    ended March 31, 2005    ended March 31, 2004
                                    --------------------    --------------------
Salaries ...........................     $  665,714              $  439,356
Consulting expenses ................         83,037                 157,969
Rent ...............................         62,644                  66,117
Professional fees ..................        220,052                  79,284
Non-cash compensation and consulting        541,321                 572,209
Other ..............................        434,527                 258,997
                                         ----------              ----------

           Total ...................     $2,007,295              $1,573,932
                                         ==========              ==========

         For the nine months ended March 31, 2005, our salaries increased by $226,358 as compared to the nine months ended March 31, 2004. The increase was attributable the hiring of three new software engineers.

         For the nine months ended March 31, 2005, consulting expenses decreased by $74,932 as compared to the nine months ended March 31, 2004. The decrease was attributable to a decrease in use of independent software engineers.

         For the nine months ended March 31, 2005, professional fees increase by $140,768 as compared to the nine months ended March 31, 2004 and was attributable to increase legal fees in connection with our terminated merger with Omnipoint, the sale or our subsidiary, and other legal matters.

         For the nine months ended March 31, 2005, non-cash compensation and consulting expense decreased by $30,888 as compared to the nine months ended March 31, 2004. The decrease was attributable to the reduction of amortization of deferred compensation and consulting for the nine months ended March 31, 2005 for warrants granted in December 2003.

         For the nine months ended March 31, 2005, other general and administrative expenses increased by $175,530 as compared to the nine months ended March 31, 2004. The increase was attributable an increase in medical insurance premiums, increased payroll taxes, increased fees association with our annual meeting, increased fees associated with our listing on the American Stock Exchange, and increased postage.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

RESULTS OF OPERATIONS (Continued)

Nine Months Ended March 31, 2005 compared to Nine Months Ended March 31, 2004

Settlement Income

         For the nine months ended March 31, 2005 and 2004, settlement income was $20,351 and $0, respectively. The increase is related to a settlement of accounts payable.

Interest Income

         For the nine months ended March 31, 2005 and 2004, interest income was $71,326 and $9,410, respectively. The increase relates to interest income receivable of $14,994 due on note receivable from the sale our subsidiary as well as an increase in excess cash balances in interest-bearing accounts with two financial institutions.

Discontinued Operations

         For the nine months ended March 31, 2005, income from discontinued operations related to our former education subsidiary, was $1,905,704 and consisted of a gain from the sale of all of the assets of our subsidiary of $1,814,648 and income from discontinued operations of $91,056. For the nine months ended March 31, 2004, income from discontinued operations was $404,407 related to income from discontinued operations.

Net loss

         As a result of the foregoing factors, we recognized a net loss of $249,389 on a consolidated basis for the nine months ended March 31, 2005 as compared to net loss of $1,167,871for the nine months ended March 31, 2004. Income (loss) per share is summarized as follows:

                                              For the nine      For the nine
                                              months ended      months ended
                                             March 31, 2005    March 31, 2004
                                             --------------    --------------
INCOME (LOSS) PER COMMON SHARE
 - Basic and diluted

   Loss from continuing operations .......    $     (0.17)      $     (0.16)

   Income from discontinued operations ...           0.15              0.04
                                              -----------       -----------
   Net income (loss) per common share ....    $      0.02       $     (0.12)
                                              ===========       ===========
   Weighted Common Shares Outstanding
      - Basic and diluted ................     12,647,905         9,466,185
                                              ===========       ===========

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had $6,142,699 in cash and cash equivalents and a short-term investment on hand to meet our obligations. Our short-term investments consist of certificates of deposit that are liquid.

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

         For the nine months ended March 31, 2005, we received proceeds of $1,890,441 from the exercise of stock options and warrants. In the future, we plan on raising additional funds to expand our operations or to pursue acquisition opportunities or other expansion opportunities

         In order to conserve cash, Steven Bettinger, President of Cenuco, elected to defer compensation beginning in February 2005.

         During the nine months ended March 31, 2005, we invested substantial time and resources developing and evaluating products and opportunities for our wireless solutions segment. We will continue to develop new wireless solutions for both of our segments and may consider acquisitions, business combinations, or start up proposals, which could be advantageous to our product lines or business plans, although the Company expects to be profitable in the future there can be no assurance.

         Net cash used in operations was $1,429,683 for the nine months ended March 31, 2005 as compared to net cash used in operations of $343,315 for the nine months ended March 31, 2004. For the nine months ended March 31, 2005, we used cash in continuing operations of $1,757,718 offset by cash provided by discontinued operations of $328,035. For the nine months ended March 31, 2004, we used cash in continuing operations of $850,891 offset by cash provided by discontinued operations of $507,576. We feel that our current cash balance is sufficient to sustain our operations over the ensuing 12-month period, including the expected growth during this period.

         Net cash used in investing activities for the nine months ended March 31, 2005 was $712,667 as compared to net cash used in investing activities of $2,611,428 for nine months ended March 31, 2004 and primarily related to our investment in certificate of deposits during the nine months ended March 31, 2005 and 2004 of $698,292 and $2,576,546, respectively. Additional we acquired property and equipment of $14,375 and $34,882 for the nine months ended March 31, 2005 and 2004, respectively.

         Net cash provided by financing activities for the nine months ended March 31, 2005 was $1,890,441 and related to cash proceeds received from the exercise of stock options and warrants. For the nine months ended March 31, 2004, we received proceeds of $2,778,439 from the sales of our common stock and $2,800 from the exercise of stock options.

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

         In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art wireless technology and services, we recognize revenue as services are performed on a pro-rata basis over the contract term or when products are delivered. We periodically enter into agreements whereby the customer or distributor may purchase wireless products on a consignment type basis. Revenues are recognized under these arrangements only when the customer or distributor has resold the product and we have an enforcement right to its sales price.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued the following new accounting pronouncement:

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. We are currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on our financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
         (Continued)

         In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on our financial position, results of operations or cash flows.

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). This FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. We are currently evaluating the impact this new Standard will have on our financial position, results of operations or cash flows.

         In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. We believe that the adoption of this standard will have no material impact on our financial statements.

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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In February 2005, we were made a party to a patent infringement suit by Raymond Anthony Joao, an individual who has reportedly developed a monitoring apparatus and method, a control, monitoring and / or security apparatus and method and a control apparatus and method for vehicles and / or for premises. He believes that we use a type of monitoring apparatus and / or method for which he has been granted a patent in the United States. The United States District Court Southern District of New York (USDC SD NY 05 Civ. 1037 (CM) (MDF)) is hearing allegations of infringement brought by Joao.

         We filed an answer to Joao's complaint denying infringement and asserting certain other defenses. In April 2005, we filed a counter-claim in this litigation alleging that prior to February 2005 all involved parties in this lawsuit executed an agreement which specifically prohibits this suit. An executed copy of this agreement, signed by Joao and Cenuco, was submitted for the court's review as part of our counter-claim. Among other things, the outcome will likely depend not only upon the enforcement of the aforementioned agreement but may also be upon whether the aforementioned patents are determined to be valid and infringed. Management believes that we are not infringing, and that this lawsuit has no basis. However, we are presently unable to predict either the effect or degree of effect this litigation will have on our business and financial condition. There is no other pending material litigation to which we are a party or to which any of our property is subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32.1  Section 1350 Certification of CEO
         32.2  Section 1350 Certification of CFO

         (b) Reports on Form 8-K

         On March 17, 2005, we filed an 8-K and announced that we have entered into a Merger Agreement, dated as of March 16, 2005 (the "Merger Agreement"), with Hermes Holding Company, Inc., a Delaware corporation and wholly owned subsidiary of the Company (the "Merger Sub"), and Hermes Acquisition Company I LLC, a Delaware limited liability company ("Seller"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into Seller (the "Merger"), as a result of which the separate existence of Merger Sub shall cease and Seller shall continue as the surviving company and a wholly-owned subsidiary of the Company.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                     CENUCO, INC. AND SUBSIDIARIES


         Dated: May 9, 2005          By: /s/ Steven Bettinger
                                     ------------------------
                                     Steven Bettinger, President and
                                     Chief Executive Officer

         Dated: May 9, 2005          By: /s/ Adam Wasserman
                                     ----------------------
                                     Adam Wasserman, Chief Financial Officer
                                     and Principal Accounting Officer