Form 10-Q
period 2005-05-28
CENUCO INC
filed 2005-07-18
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the fiscal thirteen weeks ended May 28, 2005


                        Commission File Number: 033-25900


                                  CENUCO, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                    DELAWARE                             75-2228820
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


                           2000 LENOX DRIVE, SUITE 202
                         LAWRENCEVILLE, NEW JERSEY 08648
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (609) 219-0930
              (Registrant's Telephone Number, Including Area Code)


                         6421 Congress Avenue, Suite 210
                            Boca Raton, Florida 33487
                (Former Address , If Changed Since Last Report.)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


On May 28, 2005, the issuer had outstanding 13,750,556 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       QUARTERLY PERIOD ENDED MAY 28, 2005

                                      INDEX
                                                                            PAGE
PART I. Financial Information

    Item 1 - Financial Statements

         Consolidated Balance Sheets (Unaudited)
         As of May 28, 2005 and February 28, 2005 ........................     3

         Consolidated Statements of Operations (Unaudited)
         For the Thirteen Weeks ended May 28, 2005 and May 29, 2004 ......     4

         Consolidated Statements of Stockholders'/Members' Equity (Deficit)
         As of May 28, 2005 and February 28, 2005 (Unaudited) ............     5

         Consolidated Statements of Cash Flows (Unaudited)
         For the Thirteen Weeks ended May 28, 2005 and May 29, 2004 ......     6

         Notes to Consolidated Financial Statements ......................  7-17

    Item 2 - Management's Discussion and Analysis And
             Results of Operations ....................................... 18-29

    Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk ...........................................    29

PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings ...........................................    30

    Item 2 - Exhibits ....................................................    30

Signatures ...............................................................    30

                                EXPLANATORY NOTE

As explained further in Note 1 to the consolidated financial statements the Company completed a Merger transaction with Hermes Acquisition Company I LLC
(HACI) on May 20, 2005 which was treated as a reverse acquisition of Cenuco by HACI for financial reporting purposes. Management believes that, based on information currently available to it, the consolidated financial statements set forth herein were compiled in accordance with generally accepted accounting principles and fairly depict the financial condition and results of operations of the Company, and include all necessary disclosures to capture the Merger transaction. As a result of the formal appointment of BDO Seidman, LLP ("BDO") as the Company's independent registered public accounting firm on July 8, 2005, the Company has been advised by BDO, that, due to their need to complete procedures related to the audit of the Company's financial statements for the year ended February 28, 2005 and the review of the Company's financial statements for the 13 week periods ended May 28, 2005 and May 29, 2004 BDO is unable at this time to finalize its review of Cenuco's consolidated financial statements set forth herein in accordance with established professional standards and procedures for conducting such reviews as established by PCAOB standards, which review is required by Rule 10-01(d) of Regulation S-X.

In addition, this will also result in a delayed filing of the financial statements required by item 9.01(a)(1) and 9.01(b)(1) of form 8-K.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                          CENUCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               May 28, 2005    February 28, 2005
                                               ------------    -----------------
ASSETS
Current Assets:
Cash and cash equivalents ..................    $ 5,351,175       $      1,827
Accounts receivable, net of allowance for
 doubtful accounts of $633,699 at May 28,
 2005 and $547,306 at February 28, 2005 ....      9,242,163          8,079,536
Notes receivable, current portion ..........        115,925                  -
Inventories ................................      9,093,334          8,781,439
Prepaid expenses ...........................      1,529,096            833,128
                                                -----------       ------------
Total current assets .......................     25,331,693         17,695,930

Property, plant and equipment - net ........      5,853,748          5,967,154

Purchase price subject to allocation .......     37,509,649                  -
Notes receivable, less current portion .....        584,075                  -
Other assets ...............................        290,493            337,430
                                                -----------       ------------
Total assets ...............................    $69,569,658       $ 24,000,514
                                                ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable ...........................    $11,672,434       $ 10,528,825
Accrued expenses ...........................      2,881,639          2,689,118
Current portion of long-tem debt ...........     11,468,455         10,091,363
                                                -----------       ------------
Total current liabilities ..................     26,022,528         23,309,306

Long-term debt, less current portion .......      6,301,068          5,713,645
Long-term pension obligation ...............        705,171            716,930
Deferred gain from sale of business ........        200,000                  -
                                                -----------       ------------
Total liabilities ..........................     33,228,767         29,739,881

Stockholders' equity:
Preferred stock, par value $.001 per share;
 Authorized 1,000,000 shares; issued
 2,553.6746 shares at May 28, 2005;
 no shares issued at February 28, 2005 .....              3                  -
Common stock, par value $.001 per share;
 Authorized 25,000,000 shares; issued
 13,750,556 shares at May 28, 2005;
 no shares issued at February 28, 2005 .....         13,751                  -
Additional paid in capital .................     36,670,054                  -
Accumulated deficit ........................       (294,496)                 -
Accumulated members' deficit ...............              -         (5,682,372)
Comprehensive loss .........................        (48,421)           (56,995)
                                                -----------       ------------
Total stockholders' equity (deficit) .......     36,340,891         (5,739,367)

                                                -----------       ------------
Total liabilities and stockholders' equity .    $69,569,658       $ 24,000,514
                                                -----------       ------------

           See accompanying notes to consolidated financial statements

                          CENUCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THIRTEEN WEEKS ENDED
                                                  May 28, 2005     May 29, 2004
                                                  ------------     ------------

Net Sales ....................................    $ 17,323,130     $ 17,538,868
Costs of Sales ...............................      16,340,861       14,960,528

                                                  ------------     ------------
Gross Profit .................................         982,269        2,578,340

Operating Expenses:
Selling and  Marketing .......................         966,902        1,050,563
General and Administrative ...................       1,762,867        1,487,399
                                                  ------------     ------------
Total Operating Expenses .....................       2,729,769        2,537,962

(Loss) income from operations ................      (1,747,500)          40,378

Other expense ................................          42,368           50,790
Interest expense, net ........................         377,491          312,231
                                                  ------------     ------------
Total other expense/interest expense .........         419,859          363,021

                                                  ------------     ------------
Loss before Income Taxes .....................      (2,167,359)        (322,643)
Income taxes .................................               -                -
                                                  ------------     ------------
Net loss .....................................    $ (2,167,359)    $   (322,643)
                                                  ============     ============


Basic Net loss per share .....................    $      (0.16)               -
Diluted Net loss per share ...................    $      (0.16)               -

Weighted average shares outstanding: .........      13,750,556

Basic and Diluted ............................      13,750,556              N/A


          See accompanying notes to consolidated financial statements.

                                                    Cenuco, Inc. and Subsidiaries
                                Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                                                                                                                          Total
                                                                                                         Accumulated   Stockholders'
                          Series A                            Additional    Accumulated   Accumulated       Other       / Members'
                       Preferred Stock     Common Stock        Paid-In     Stockholders'    Members'    Comprehensive     Equity
                       Shares   Amount    Shares     Amount    Capital       Deficit       Deficit          Loss         (Deficit)
                       -------  ------  ----------  -------  -----------   -------------  -----------   -------------  -------------
BALANCE AT
FEBRUARY 28, 2005            -    $-             -  $     -  $         -     $       -    $(5,682,372)   $   (56,995)   (5,739,367)

 Other Comprehensive
 Loss:

  Foreign currency
  translation                -     -             -        -            -             -              -          8,574         8,574

  Net loss to date of
  recapitalization
  and Merger                 -     -             -        -            -             -     (1,872,863)             -    (1,872,863)

  Conversion from LLC
  to Corporation       2,553.7     3             -        -   (7,555,238)            -      7,555,235              -             -

  Net loss subsequent
  to Merger                  -     -             -        -            -      (294,496)             -              -      (294,496)

  Total Comprehensive
  Loss                       -     -             -        -            -             -              -              -    (2,158,785)

 Reverse acquisition
 of Cenuco, Inc.             -     -    13,750,556   13,751   44,225,292             -              -              -    44,239,043

BALANCE AT
MAY 28, 2005           2,553.7    $3    13,750,556  $13,751  $36,670,054     $(294,496)   $         -    $   (48,421)  $36,340,891



                                    See accompanying notes to consolidated financial statements.

                                                                  5

                          CENUCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   FOR THE THIRTEEN WEEKS ENDED
                                                  May 28, 2005     May 29, 2004
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................    $ (2,167,359)    $   (322,643)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization ................         290,667          278,265
Deferred income taxes ........................          23,358                -
Changes in operating assets and liabilities:
  Accounts receivable ........................      (1,109,441)         397,357
  Inventories ................................        (290,256)        (726,592)
  Prepaid expenses and other .................        (447,385)         (49,588)
  Accounts payable ...........................       1,044,661         (523,740)
  Accrued expenses ...........................          (6,403)               -
  Long-term pension obligations ..............         (11,759)               -
                                                  ------------     ------------
NET CASH USED IN OPERATING
  ACTIVITIES .................................      (2,673,917)        (946,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in short-term investments .........       6,002,607                -
  Proceeds from Note Receivable ..............          29,123                -
  Purchase of property, plant & equipment ....         (27,533)        (152,171)
                                                  ------------     ------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES .................................       6,004,197         (152,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit .......       2,201,584        1,284,408
  Repayments of long-term debt ...............        (169,213)        (169,213)
  Repayments of capital leases ...............         (13,304)         (16,083)
                                                  ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....       2,019,067        1,099,112

NET INCREASE IN CASH .........................       5,349,347                -

Cash at beginning of period ..................           1,828            1,828

CASH AT END OF PERIOD ........................    $  5,351,175     $      1,828


          See accompanying notes to consolidated financial statements.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)


NOTE 1 - DESCRIPTON OF BUSINESS AND REVERSE ACQUISITION
-------------------------------------------------------

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc., ("Cenuco" or the "Company") merged (the "Merger") with Hermes Acquisition Company I LLC, a limited liability company organized on April 25, 2003 under the laws of the State of Delaware ("HACI"). In connection with the completion of the Merger the Company issued of 2,553.7 shares of Cenuco's Series A Junior Participating Preferred Stock (representing 65% of the outstanding voting power of Cenuco capital stock) in exchange for all the outstanding membership units of HACI. As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander Co., Inc., a Delaware corporation ("Lander US"), Hermes Real Estate I LLC, a New York limited liability company ("HREI"), and Lander Co. Canada Limited, an Ontario corporation, became wholly owned subsidiaries of Cenuco. HREI became a wholly owned subsidiary of HACI on May 20, 2005. Prior thereto, HACI and HREI had common ownership.

Following the Merger, the Company's business consists of the Health and Beauty Care ("HBC") Division and the Wireless Application Development ("WAD") Division. The HBC Division is doing business as Lander Co., Inc. ("Lander"). Lander's principal business activity is the manufacture and distribution of health, beauty and oral-care products, primarily throughout the United States and Canada. The WAD Division is doing business as Cenuco, Inc. and has primary focus on wireless application development. WAD is engaged in the wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, WAD provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products that can generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services. The Company is subject to various risks, including, but not limited to, (i) the ability to obtain adequate financing to fund operations, (ii) a limited operating history, (iii) reliance on certain markets, and (iv) reliance on key personnel.

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco by HACI for a purchase price equivalent to the total market value of Cenuco stock outstanding prior to the Merger (approximately $44.2 million). Consistent with the accounting and presentation for reverse acquisitions, the accompanying historical financial statements of Cenuco prior to the date of the Merger reflect the financial position and results of operations of HACI and HREI, with the results of operations of Cenuco being included commencing on May 20, 2005. Effective with the completion of the Merger Cenuco changed its fiscal year end to be the last day of February, consistent with HACI's prior fiscal year.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company is in the process of determining the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. Since this determination of fair values is not yet complete, the excess of the purchase price over the underlying net book value of Cenuco has not yet been allocated and is presented in the accompanying balance sheet as Purchase Price Subject to Allocation in the amount of approximately $37.5 million. When the valuation of acquired assets and assumed liabilities is finalized such amounts will be reallocated to the appropriate categories on the balance sheet and will be amortized over the estimated useful lives of the respective amortizable assets determined to exist. In the event that value is allocated to categories that do not meet appropriate asset capitalization criterion under generally accepted accounting principles, then such allocation will be written off to expense in the quarter during which such allocation is finalized. The previously recorded value of Cenuco's assets and liabilities at the date of the Merger were as follows:

   Current assets ...........................................      $6,499,413
   Property, plant, and equipment ...........................         111,382
   Other Assets .............................................         591,807
                                                                   ----------

           Total assets acquired ............................       7,202,602
                                                                   ----------

   Current liabilities ......................................         273,590
   Deferred Gain on Sale ....................................         200,000
                                                                   ----------

           Total liabilities assumed ........................         473,590
                                                                   ----------
           Net book value of net assets acquired ............       6,729,012
                                                                   ==========

NOTE 2 - ACQUISITION OF LANDER BUSINESS
---------------------------------------

HACI was formed ON April 25, 2003 to acquire the business activities of Lander US and Lander Canada. Effective May 31, 2003, HACI purchased certain assets and assumed certain liabilities associated with the Lander US business operations and acquired 100% of the outstanding stock of Lander Canada for an aggregate purchase price of $11,091,456, including acquisition costs of $1,160,456. In addition, HREI purchased the Lander US production plant located in Binghamton, New York for a purchase price of $3,304,864, including acquisition costs of $254,864, on October 15, 2003 (collectively the "Acquisitions").

In accounting for the Lander acquisition, HACI followed the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which provides specific guidelines for the allocation of purchase price to the fair value of the assets acquired and liabilities assumed, including the criteria for the initial recognition and measurement of intangible assets apart from goodwill.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed on May 31, 2003, the effective date of the Lander acquisition made by HACI and HREI:

   Current assets ............................................    $16,662,185
   Property, plant, and equipment ............................      4,020,599
                                                                  -----------

          Total assets acquired ..............................     20,682,784
                                                                  -----------

   Current liabilities .......................................      7,755,374
   Long-term debt ............................................         13,416
   Long-term pension obligations .............................        726,725
                                                                  -----------

          Total liabilities assumed ..........................      8,495,515
                                                                  -----------

          Estimated fair value of net assets acquired ........     12,187,269

   Excess of fair value of net assets acquired
      over purchase price ....................................      1,095,813
                                                                  -----------

          Purchase price of net assets .......................    $11,091,456
                                                                  ===========

The fair value of property, plant and equipment were reduced by the excess of fair value of net assets acquired over the purchase price of $1,095,813.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
-----------------------------------------------------------------------------

The accompanying unaudited financial statements of Cenuco as of and for the thirteen weeks ended May 28, 2005 and May 29, 2004 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

The accompanying unaudited consolidated financial statements included herein have not been reviewed by an independent registered public accountant using professional standards and procedures for conducting such reviews, as established by PCAOB standards, because of the need of BDO Seidman, LLP, Cenuco's independent auditors, to complete their review procedures.

A summary of the Cenuco's significant accounting policies follows:

   Basis of Combination: The accompanying combined financial statements include the accounts of Cenuco, Inc. and subsidiaries. All intercompany accounts have been eliminated in combination.

   Receivables: Receivables primarily consist of trade accounts receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to the Company's existing accounts receivable.

   Inventories: Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.

   Property, Plant and Equipment: Property, plant and equipment, related to the Acquisitions and the Merger, are recorded at their estimated fair value reduced by the excess of the fair value of net assets acquired over the purchase price (see note 1). Costs of major additions and improvements are capitalized; maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to twenty-five years. Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives. Depreciation expense related to property, plant and equipment was $240,121 for the thirteen weeks ended May 28, 2005 and $246,989 for the thirteen weeks ended May 29, 2004.

   Impairment of Long-Lived Assets: Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, the accounting principles require that such assets be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the assets' future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset.

   Other Assets: Other assets consist of deferred financing costs that are being amortized over the remaining life of the three-year term of the revolving line of credit ending in June 2006. Amortization expense related to deferred financing costs was $50,546 for the thirteen weeks ended May 28, 2005 and $31,275 for the thirteen weeks ended May 29, 2004.

   Fair Value of Financial Instruments: The carrying amounts reported in the accompanying balance sheets for accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions.

   Revenue Recognition: For the Health & Beauty Care (HBC) division, revenue from product sales is recognized when the related goods are shipped, all significant obligations of the Company have been satisfied, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured or probable.

   Amounts billed to customers related to shipping and handling are classified revenues. The cost of shipping products to the customer is recognized at the time the products are shipped and is included in cost of sales.

   In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art wireless technology and services, the Wireless Application Development (WAD) division recognizes revenue as services are performed on a pro-rata basis over the contract term or when products are delivered. WAD periodically enters into agreements whereby the customer or distributor may purchase wireless products on a consignment type basis. Revenues are recognized under these arrangements only when the customer or distributor has resold the product and the Company has an enforcement right to its sales price.

   Revenues are earned from licensing arrangements pursuant to the terms of those agreements.

   Foreign Currency Translation: In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements are measured using local currency as the functional currency. Assets and liabilities of Lander Canada have been translated at U.S. dollars at the fiscal period-end exchange rates. Revenues and expenses have been translated at average exchange rates for the related period. Net translation gains and losses are reflected as a separate component of members' loss until there is a sale or liquidation of the underlying foreign investment.

   Foreign currency gains and losses resulting from transactions are included in the combined statements of operations.

   Use of Estimates: The preparation of combined financial statements requires management of Cenuco to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   Concentration of Credit Risk: Cenuco provides credit to its customers in the normal course of business and does not require collateral. To reduce credit risk, Cenuco performs ongoing credit evaluations of its customers.

   Five trade customers comprised 44% of Cenuco's net sales, with one customer comprising more than 10%, for the thirteen weeks ended May 28, 2005 and represented 51% of receivables, with two customers comprising more than 10%, at May 28, 2005.

   Five trade customers comprised 41% of Cenuco's net sales, with two customers comprising more than 10%, for the thirteen weeks ended May 28, 2004 and represented 44% of receivables, with two customers comprising more than 10%, at May 28, 2004.

   Income Taxes: Prior to the date of the Merger HACI and HERI were limited liability corporations and had elected to be treated as corporations for income tax purposes. Subsequent to the Merger Cenuco and all its consolidated subsidiaries are taxable corporations for income tax purposes in their respective jurisdictions.

   Income taxes are accounted for under the asset-and-liability method under which deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   In accessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at May 28, 2005 and May 29, 2004 has been estimated by management due to the uncertainty that future income will be realized.

NOTE 4 - INVENTORIES
--------------------

Inventory consists of the following:

                                           MAY 28, 2005        FEBRUARY 28, 2005

   Raw materials ........................  $  3,130,778          $  3,189,249
   Finished goods .......................     5,962,556             5,592,190

                                           $  9,093,334          $  8,781,439

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following:

                                           MAY 28, 2005        FEBRUARY 28, 2005

   Land .................................  $    660,000          $    660,000
   Computer equipment ...................       729,823               481,959
   Furniture and fixtures ...............       303,284               252,716
   Software .............................       401,810               401,810
   Capital leases .......................       153,559               153,559
   Building .............................     2,644,864             2,644,864
   Machinery and equipment ..............     2,731,538             2,674,929
   Dies and molds .......................        75,626                75,731
   Leasehold improvements ...............       120,109               118,571
   Construction in progress .............         8,975                77,959

                                              7,829,588             7,542,099

   Less accumulated depreciation ........    (1,975,839)           (1,574,945)

                                           $  5,853,748          $  5,967,154

NOTE 6 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:

                                           MAY 28, 2005        FEBRUARY 28, 2005

   Revolving line of credit loans .......  $ 10,346,188          $  8,198,934
   Machinery and equipment loans ........       978,000             1,039,125
   Real estate term loans ...............     1,873,529             1,981,618
   Subordinated notes ...................     4,500,000             4,500,000
   Capital leases .......................        71,805                85,331

                                             17,769,523            15,805,008

   Less current portion .................    11,468,455            10,091,363

                                           $  6,301,068          $  5,713,645

In connection with the Lander Acquisition, HACI and HREI obtained long-term financing commitments (Financing Arrangement) from a financial institution comprised of the following (collectively the Loans):

   o Revolving line of credit facility of $11,000,000 with a three-year term expiring in June 2006. Annual renewals of the facility are available in one-year increments after the initial term. Available borrowings are determined by a borrowing base calculation using eligible receivables and inventories of Lander US and Lander Canada, which are the collateral for this facility. Interest on outstanding loans is payable monthly.

   o Machinery and equipment term loans with initial principal amounts aggregating $1,467,000 have six-year amortization terms through in June 2009. Such loans are subject to termination upon the expiration of the revolving line of credit and are collateralized by the machinery and equipment of Lander US and Lander Canada. Principal payments aggregating $20,375 plus interest are payable monthly on the machinery and equipment term loans.

   o Real estate term loan with an initial principal amount of $2,450,000 has a six-year amortization term through in December 2009. Such loan is subject to termination upon the expiration of the revolving line of credit and is collateralized by the Lander US production plant located in Binghamton, New York. Principal payments aggregating $36,029 plus interest are payable monthly on the machinery and equipment term loans..

The interest rates on the Loans bear an annual interest rate of a national bank's prime (6% as of May 28, 2005) plus 1.25%. HACI and HREI have the option of converting all or a portion of the Loans outstanding to an annual interest rate of the one-, two- or three-month LIBOR rate plus 3.75%. As of May 28, 2005, the one-, two- and three-month LIBOR rates were 3.11%, 3.23%, and 3.33%, respectively. As of May 28, 2004, the national bank prime rate was 4.00% and the one-, two- and three-month LIBOR rates were 1.11%, 1.22%, and 1.32%, respectively.

The Loans contained financial and other covenants including an initial limitation of $750,000, increased to $1,250,000 on capital expenditures during any fiscal year and a requirement to maintain a monthly fixed charges coverage ratio of no less than 1.0 to 1.0. The ratio is calculated by dividing earnings before interest, depreciation and amortization less any unfunded capital expenditures and improvements by fixed charges. Fixed charges include interest expense, capital lease obligations, principal payments on indebtedness and payments for income tax obligations.

HACI and HREI was not in compliance with the fixed charges coverage ratio and the limitation on capital expenditures for fiscal 2004 and fiscal 2005 and through May 28, 2005. In June 2004, December 2004 and July 2005, the Financing Agreement was amended and the events of noncompliance were waived.

As part of the acquisition of the Lander US business, HACI also obtained long-term financing from the seller in the form of a $4,500,000 subordinated note with a three-year term expiring in June 2006. Annual principal payments of $1,166,667 were required in June 2004 and June 2005 with the balance due in June 2006. A provision in the long-term financing from the seller permits the deferral of a principal payment if certain financial targets are not achieved by Lander. Accordingly, the principal payment due in June 2004 and June 2005 have been deferred until June 2006. Interest is payable quarterly at an annual interest rate of 10%. A provision in the long-term financing from the seller permits the deferral of interest payments in the event of non-compliance with certain covenants contained in the loan agreements with the financial institution. Accordingly, HACI has not paid any interest accrued on the financing from the seller from July 1, 2004 to date. The ability of HACI to make principal and interest payments under the subordinated note is subject to financial and other covenants. If HACI does not have a fixed charges coverage ratio of at least 1.0 to 1.0 for the fiscal year in which a principal payment is due or HACI's borrowing availability under the line of credit with the financial institution is less than $2,000,000, then the principal payment due is deferred to the maturity date of the subordinated note.

On March 16, 2005, HACI and the seller entered into Settlement and Release Agreement whereby HACI has the option to pay $2,000,000, plus interest, to satisfy the $4,500,000 principal amount of subordinated debt. Interest required to be paid under this agreement includes all nterest accrued on the $4,500,000 subordinated note from July 1, 2004 through March 16, 2005 and interest on the $2,000,000 from March 17, 2005 through the date of payment. Such option is available to HACI up to August 31, 2005. In exchange for this option, HACI has agreed to release the seller from certain claims against and indemnifications of the seller under the agreement for the purchase of Lander US and Lander Canada.

For purposes of classifying the outstanding debt in the May 28, 2005 and February 28, 2005 balance sheets, Cenuco has reflected the $10,346,188 and $8,198,934, respectively, of borrowings under the revolving line of credit facility as a current liability, since it is subject to collection, lock-box arrangements.

The aggregate maturities of long-term debt are as follows:

                                           MAY 28, 2005        FEBRUARY 28, 2005
   FY

   2006 .................................  $ 11,468,455          $ 10,091,363
   2007 .................................     6,301,068             5,713,645

                                           $ 17,769,523          $ 15,805,008

NOTE 7 - PENSION AND 401(k) PLANS
---------------------------------

The Company has two noncontributory defined benefit pension plans (the Plans) that cover substantially all employees of HACI and subsidiaries in the United States and Canada. It is the Company's policy to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974 (ERISA) each year. The following is a summary of the Plans, as of February 28, 2005.

                                                     UNITED STATES     CANADA
                                                     -------------     ------

Benefit obligation at February 28, 2005 ............  $ 1,847,272   $ 2,305,779
Fair value of plan assets at February 28, 2005 .....    1,589,586     2,105,121
                                                      -----------   -----------
Funded status ......................................  $  (257,686)  $  (200,658)
                                                      ===========   ===========

Accrued benefit cost ...............................  $   257,686   $   658,544

Weighted average assumptions as of February 28, 2005
        Discount rate ..............................         5.75%         5.75%
        Expected return on plan assets .............         6.50          7.00

Employer contribution ..............................  $   131,087   $   205,732
Benefits paid ......................................      113,511       272,623

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986 for all United States employees of HACI and subsidiaries. Employees can elect to contribute up to certain maximum percentages of their weekly gross pay. The Company matches are discretionary. The Company had no discretionary matches for the period from April 25, 2003 (inception) to May 28, 2005.

NOTE 8 - INCOME TAXES
---------------------

Income tax (benefit) expense in the thirteen weeks ended May 28 2005 and 2004 is $0, which differs from the federal statutory rate of 34% due to the Company's inability to recognized a deferred tax asset on net operating loss carryforward generated in the period. As of May 28, 2005 a full valuation allowance of approximately $3 million has been estimated by management, due to the uncertainty that future taxable income will be generated during the periods in which its cumulative temporary differences become deductible.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

                        MAY 28,        MAY 28,        FEBRUARY       FEBRUARY
                         2005           2005          28, 2005       28, 2005

                        CAPITAL       OPERATING        CAPITAL       OPERATING
                        LEASES         LEASES          LEASES         LEASES

   2006 .............  $ 55,210      $   767,072      $ 59,944      $   762,790
   2007 .............    19,822          389,428        31,820          342,136
   2008 .............                    264,334             0          282,940
   2009 .............                    206,717             0          207,105
   2010 .............                    204,000             0          204,428
   2011 .............                     51,000             0          102,000

   Total minimum
   lease payments ...  $ 75,032      $ 1,882,551      $ 91,764      $ 1,901,399

The Company is subject to certain claims and litigation in the normal course of business. Management believes, after consulting with legal counsel, that the ultimate liability resulting from these matters will not materially affect the combined results of operations or financial position of the Company.

NOTE 10 - Stock Options
-----------------------

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. From the date of the Merger to May 28, 2005 no options were issued. If options had been issued, no compensation expense would have been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed.

With respect to vesting, as a result of the Merger on May 20, 2005, all unvested options are automatically vested.

Note 11 - Net loss per common share
-----------------------------------

Basic net loss per share equals net loss divided by the weighted average shares outstanding during the period. For the thirteen weeks ended May 28, 2005, the computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be antidilutive. Not included in basic shares are 2,786,712 stock options and warrants because they are anti-dilutive. Also not included are the Series A Junior Participating Preferred shares that if converted would add an additional 25,536,746 shares. In addition, if all options and warrants were converted to common, the current holders of Series A Junior Participating Preferred shares would receive additional shares (to maintain 65% ownership) convertible to common. This would increase the total from 25,536,746 to 30,712,069 shares. Series A Junior Participating Preferred shares are not included in basic shares since they would be antidilutive.

                                  CENUCO, INC.
                    FOR THE THIRTEEN WEEKS ENDED MAY 28, 2005

Earnings per share calculation

              Common         Stock      Preferred *
              Shares       Options &    Converted        Total                       Net Loss
            Outstanding    Warrants     to  Common       Shares        Net Loss      per share
            -----------    ---------    -----------    ----------    ------------    ---------
Basic:       13,750,556        0             0         13,750,556    $(2,167,359)     $ (0.16)

Diluted:     13,750,556       N/A           N/A        13,750,556    $(2,167,359)     $ (0.16)


* The shares of Series A Junior Participating Preferred Stock, will automatically convert to common upon the approval by the Company's stockholders of such conversion and an increase in the company's authorized common. Each preferred share will be convertible into 10,000 common shares. The Series A Junior Participating Preferred Stock represents 65% of the voting power and if converted to common would represent 65% of the common shares outstanding. If any options or warrants are converted to common stock, the owners of the preferred stock will be issued additional shares equivalent to the number required to maintain their 65% ownership and voting position.

                                        Conversion   Preferred
                                          factor     Ownership     Common       Current
                                          10,000         %         shares     Outstanding     Total
                                        ----------   ---------   ----------   -----------   ----------
Preferred stock shares outstanding ...  2,553.6746      65%      25,536,746   13,750,556    39,287,302

Additional preferred shares if options
or warrants are converted to common ..    517.5323      65%       5,175,323    2,786,712     7,962,035
                                        ----------               ----------   ----------    ----------

Total ................................  3,071.2069      65%      30,712,069   16,537,268    47,249,337
                                        ==========               ==========   ==========    ==========

Note 12 - Affiliated Companies

   o The Hermes Group LLP (THGLLP) is a certified public accounting firm that provided various services and facilities to HACI and related companies, including due diligence work related to the acquisition of Lander in FY2004. Mark I. Massad, a Managing Member of HACI (pre-Merger), was a founding Partner and is currently a non-active partner in The Hermes Group LLP. For the thirteen weeks ended May 28, 2005 THGLLP invoiced HACI and related companies for $133,029. For the thirteen weeks ended May 29, 2004, THGLLP invoiced HACI and related companies for $145,013.

   o Zephyr Ventures LLC (ZVLLC) provided various consulting services to HACI and related companies. Edward J. Doyle, a member of the Board of Directors of Cenuco (effective May 2005), is a Managing Member of Zephyr Ventures LLC. For the thirteen weeks ended May 28, 2005, ZVLLC invoiced $16,519. For the thirteen weeks ended May 29, 2004, ZVLLC invoiced $10,946.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management's discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for the Company's products; the development of new technology; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company's future business; credit concerns in this industry; and other risks detailed from time to time in the Company's other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations. The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while the Company does communicate with securities analysts from time to time, it is against its policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecast or projections issued by others. Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

EXECUTIVE SUMMARY

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc. ("Cenuco" or the "Company") merged (the "Merger") with Hermes Acquisition Company I LLC, a limited liability company organized on April 25, 2003 under the laws of the State of Delaware ("HACI"). As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander Co., Inc., a Delaware corporation ("Lander US"), Hermes Real Estate I LLC, a New York limited liability company ("HREI"), and Lander Co. Canada Limited, an Ontario corporation ("Lander Canada"), became wholly owned subsidiaries of Cenuco. HREI became a wholly owned subsidiary of HACI on May 20, 2005. Prior thereto, HACI and HREI had common ownership.

For accounting purposes, HACI will be deemed to be the acquirer in a reverse transaction and consequently the Merger will be treated as a recapitalization of HACI. HACI's financial statements will become the historical financial statements of the post-Merger entity.

Effective May 20, 2005, Cenuco, Inc will contain two business segments, (1) Health & Beauty Care and (2) Wireless Application Development.

HEALTH AND BEAUTY CARE

Lander Co., Inc. (Lander) and its Canadian affiliate, Lander Canada Limited, (Lander Canada) manufacture, market and distribute a leading value brand (Lander(R)) of health and beauty care products. Additionally, through its Canadian facility, Lander produces a series of private label brands for a limited number of large Canadian retail chains.

Lander maintains a category leadership position in the marketplace for value priced health and beauty care products, which are sold in dollar stores such as Dollar Tree and value-focused retailers such as Wal-Mart and Kmart. Management presently intends that Lander will serve as a platform for Company growth through acquisitions of additional health and beauty care (HBC) brands.

The Company presently distributes on an annual basis more than 100 million units of health and beauty products (primarily liquid fill bath care, baby care, and skin care products) in North America, and another 20 million internationally.

Facilities
----------

The Company is headquartered in Lawrenceville, NJ, and operates two manufacturing and distribution facilities in Binghamton, NY (owned) and Toronto (leased). Additionally, Lander utilizes two outside public warehouse facilities in Buena Park, CA and in Charlotte, NC. The primary core competencies of both manufacturing facilities are Health and Beauty Care liquid fill and talc powder filling. The two distribution facilities act as remote warehouses and FOB pick up locations. Both manufacturing facilities have warehouse and distribution capability supplemented by the two remote warehouses.

Lander's Binghamton facility is a 168,000 sq. ft. facility with 200 employees working 24 hours a day in three shifts, five days a week. The hourly employees are represented by the United Chemical Workers and to the Company's knowledge, labor relations are good. This plant primarily produces Health and Beauty Care products sold in the United States and internationally under the Lander(R) Brand name. Products produced in this plant include, bubble bath, lotions and creams, baby products such as shampoo, baby oil, and baby powder. Additionally, this facility is approved by the FDA (United States Food and Drug Administration) and the New York Board of Pharmacy to manufacture Over-the-Counter (OTC) drugs such as topical analgesics and vapor rubs.

Lander's Toronto facility is a 98,000 sq. ft. facility with 80 employees working 24 hours a day in three shifts, five days a week. The hourly employees are represented by the Teamsters, and to the Company's knowledge, labor relations are good. This plant produces private label Health and Beauty Care products for Canada's largest retail and drug stores as well as Lander(R) Brand products sold in the U.S. Lander Canada also produces and sells products domestically under the Lander(R) Brand. Products produced in this plant include lotions and creams, baby products such as shampoo, baby oil, baby powder, mouthwash, and nail polish remover. Additionally, this facility is approved by Health Canada and FDA to manufacture OTC drugs, including antiseptic mouthwash, topical analgesics and vapor rubs.

Both manufacturing facilities have production capacity capable of absorbing additional production requirements for projected volume increases from additional organic sales as well as additional sales from acquisitions with modest capital investment. In addition selected products will continue to be manufactured by third party manufacturers. The Company anticipates operating efficiencies in the areas of freight and distribution, raw material procurement, as well as labor and overhead absorption, which make sales derived from acquisition extremely accretive.

Lander Customers
----------------

Approximately 70% of the Company's business is conducted in the United States, 20% in Canada and 10% outside North America. The Company's largest customer is Wal-Mart that comprises 31% of the business conducted in the U.S. and approximately 33% of the Canadian private label business. Other major customers include Dollar Tree, Family Dollar, Kmart, Bargain Wholesale and Shopper's Drug Mart. Internationally, the Lander products are distributed to 90 countries, including Latin America, Mexico, The Philippines, Africa and the Middle East.

Industry
--------

Currently, Lander competes primarily within the "extreme value" sector of several major Health and Beauty Care categories: bath additives, skin care, baby care, oral care and hair care products. The brands that management currently targets for acquisition fall within these same Health and Beauty Care categories, however they are priced as premium brands, which can be integrated within our existing infrastructure. According to Information Resources Inc.
(IRI), these product categories in aggregate account for over three billion dollars of retail sales annually in the U.S. alone.

Lander's strategy is to build upon its premium brands both organically and through brand acquisition. One of Lander's existing premium brands, Lander Essentials 3 IN 1, has now been purchased by over 14,000 stores.

The new launches of Lander's Essentials Body Lotions and Lander's Essentials Foam Bath have over 2,500 stores to date committed to purchasing the Body Lotion and over 4,000 stores committed to purchasing the Foam Bath.

Recently, the Lander Company was proud to be one of a select group of manufacturers to win the Vendor of the Quarter Award in the Health and Beauty Aids Category at Wal-Mart, most notably for our success at maintaining an exceptionally high in stock rate - one of this major retailer's key metrics of operational success.

WIRELESS APPLICATION DEVELOPMENT ("WAD")

The primary focus of the Wireless Application Development is on wireless application development. This division is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, the Company provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products that can generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services.

Our wireless remote video monitoring technologies via cellular device (cellular phone, Pocket PC mobile Edition, Smart Phone, remote wireline computer, and remote cellular connected computer) have been productized to service a variety of market segments. We have been awarded the General Services Administration contract number GS-03F-0025N by the United States government, allowing the Company to sell its products, technologies, and services to every branch of the United States government, including all military agencies and the Department of Homeland Security.

The technology division's partnerships and affiliates include: Intel Corporation, Microsoft Corporation, Qualcomm, Tyco, and other leading technology organizations. These relationships allow Cenuco technology access to new emerging technologies provided by these firms, as well as co-operative marketing programs, providing us access to significant resources in the wireless remote monitoring market.

We have the ability to license our proprietary core technology to third party organizations. We initiated discussions with a number of leading technology companies regarding: direct embedding of the Company's technologies onto existing security systems, DVR's, DSL or cable modems, routers, IP cameras, and other appliance oriented hardware. The Company has successfully licensed its technology to a specialty camera manufacturer with extensive plans to continue in this model.

Our wireless solutions segment, with its core proprietary (patent-pending) technology, currently addresses one primary market; security and surveillance. The wireless segment offers software solutions but can also bundle hardware that will allow real-time mobile access to mission-critical data and live video from most Internet enabled personal digital assistants (PDA) or cellular phones, from anywhere on the globe. We have already initiated efforts into delivering content over cellular devices using our existing software.

Our wireless video monitoring solutions allows users to view real-time streaming video of security cameras at their home or place of business from anywhere they receive a cellular connection, regardless of the cellular carrier or user's location. Our systems are also delivered with a password protected PC desktop client, which allows for single click access to any remote camera, manage user accounts, and review archival video.

During Fiscal 2004, we completed a full patent filing with the United States Patent and Trademark office. The Utility Patent Application entitled "Wireless Security Audio-Video Monitoring", was accepted by the USPTO during June 2004, at which time Cenuco was issued Patent pending number 10/846426. This latest intellectual property filing also reflects the culmination of Cenuco's provisional patent application(s) for viewing live streaming wireless video transmission on cellular devices, filed during Fiscal 2003. Recently we have added additional filings regarding our new peer to peer/cell to cell live video technology.

Cenuco has completed the development of its new commercial security product line that will be sold through Security companies existing sales channels and though 7 nationwide distributors.

Several national and international cellular carriers are currently testing our mobile viewing software. Western Wireless Corporation has recently deployed MobileMonitorsm product kits and software through select carrier retail locations across nineteen western states and is now available to Western Wireless subscribers. Cenuco's Product kits and software have already been delivered to the carrier retail locations through Cenuco's distribution partner, CellStar.

Cenuco continues to develop software for Tyco's Research and Development group.

Revenue and expense for the Wireless Application Development division reflects activity from the date of the Merger (May 20, 2005) to May 28, 2005. Prior to the Merger the Wireless Application Development division's financial information and other pertinent information in contained in the 10-Q for the first quarter ended March 31, 2005 filed by Cenuco in May 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.

Cenuco's accounting policies are discussed in note 3 to the consolidated financial statements in this report. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue from health and beauty care product sales is recognized when the related goods are shipped, all significant obligations of the Company have been satisfied, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured and/or probable. Amounts billed to customers related to shipping and handling are classified as revenues. The cost of shipping products to the customer is recognized at the time the products are shipped and is included in cost of sales.

In connection with the development and sale of wireless solutions and web services, which include the development of business-to-business and business-to-consumer wireless applications, and state of the art wireless technology and services, the Wireless Application Development segment recognizes revenue as services are performed on a pro-rata basis over the contract term or when products are delivered. The Company periodically enters into agreements whereby the customer or distributor may purchase wireless products on a consignment type basis. Revenues are recognized under these arrangements only when the customer or distributor has resold the product and the Company has an enforcement right to its sales price.

Revenues are earned from licensing arrangements pursuant to the terms of those agreements.

Receivables

Cenuco makes judgments about the credit worthiness of both current and prospective customers based on ongoing credit evaluations performed by the Company's credit department. These evaluations include, but are not limited to, reviewing customers' prior payment history, analyzing credit applications, monitoring the aging of receivables from current customers and reviewing financial statements, if applicable. The allowance for doubtful accounts is developed based on several factors including overall customer credit quality, historical write-off experience and a specific account analysis that project the ultimate collectibility of the accounts. As such, these factors may change over time causing the reserve level to adjust accordingly. When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the consolidated statements of operations and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management's estimates related to the Company's future manufacturing schedules and customer demand. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks.

Long-lived Assets

The Company reviews long-lived assets, exclusive of goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company's most significant long-lived assets, subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.9 million at May 28, 2005. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at May 28, 2005 and February 28, 2005 has been estimated by management due to the uncertainty that future income will be realized.

THIRTEEN WEEKS ENDED MAY 28, 2005 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 29, 2004

As a result of the reverse acquisition of Cenuco (which includes the Wireless Application Development Business) in the Merger which closed on May 20, 2005, the following discussion of operations focuses primarily on the Health and Beauty Care business of Lander.

REVENUES

Net revenues for the thirteen weeks ended May 28, 2005 declined 1.2% when compared to net revenues for the thirteen weeks ended May 29, 2004. The decrease resulted from the erosion of the dollar customer business, offset partially by increased sales to select major retailers due to introductions of new product offerings.

The Quarter's volume was favorably impacted by a substantial increase in sales on the Company's expanding line of premium value products. Lander's United States sales on premium products, which are typically sold at Food, Drug and Mass Merchant outlets increased by $1,632,000 to $4,145,000, or 64.9%. This gain, however, was offset by a decline of 30.4% in the Company's non-focus extreme value business in the United States. Lander's extreme value products are typically sold at a one-dollar retail price point in dollar stores and other low price venues.

The Company successfully launched during the Quarter a strategically focused, new premium product line, Lander Essentials 3 IN 1 - an upscale collection of indulgent surfactant based products that can be used as a Bubble Bath, a Body Wash and as a Shampoo. The Lander Essentials 3 IN 1 line has been very well received by retailers throughout the U.S., with over 14,000 stores having committed to purchasing the product line by the Quarter's close. Shipments of over $600,000 occurred during the period, and initial sell through rates have been very favorable.

As planned, additional premium value Lander Essentials product lines have subsequently been developed, specifically in the Lotions and the Foam Bath categories. These new products are scheduled to begin shipping in Q2, and are expected to increase Lander's volume in the premium value category. The Company's focus is to maintain its expansion for its premium, higher margin products from its non-focused extreme value products. Management believes it is executing on this strategy.

GROSS PROFIT

Consolidated gross profit declined to $1.0 million for the thirteen weeks ended May 28, 2005 from $2.6 million for the thirteen weeks ended May 29, 2004. The company has implemented cost reduction programs and continues to streamline its manufacturing processes however, inflationary increases resulting from rising oil prices impacted commodity pricing resulting in higher raw material prices for surfactants, mineral oil, plastic bottles and caps in addition to customer freight by $1.1 million versus prior year. An agreement with a third party manufacturer that was terminated this period produced a $.1 million reduction to gross profit as inventories were liquidated at below market pricing. Furthermore, the recording of manufacturing variances between the balance sheet and income statement were changed this period to more accurately depict the results of operations. This action resulted in a reduction of $.4 million in gross profit due to the accelerated write-off of inventory variances.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses amounted to $2.7 million for the thirteen weeks ended May 28, 2005 compared to $2.5 million for the thirteen weeks ended May 29, 2004 and as a percent of revenue increased to 15.6% in 2005 from 14.5% in 2004. This increase included a one time promotional allowance to a major retailer of $.1 million, which is projected to positively impact revenue during the balance of the year. Furthermore, in connection with the current and future higher margin product introduction as well as brand acquisitions, a consulting firm was engaged to assist in the solidification of our strategic plan that represented an additional one-time charge to income in the amount of $.1 million. In addition, as a result of the merger on May 20, 2005, the Selling and administrative expense of $2.7 million includes $.1 million of selling and administrative expenses related to wireless application development.

OTHER FINANCIAL ITEMS

Earnings per share calculation:

              Common         Stock      Preferred *
              Shares       Options &    Converted        Total                       Net Loss
            Outstanding    Warrants     to  Common       Shares        Net Loss      per share
            -----------    ---------    -----------    ----------    ------------    ---------
Basic:       13,750,556        0             0         13,750,556    $(2,167,359)     $ (0.16)

Diluted:     13,750,556       N/A           N/A        13,750,556    $(2,167,359)     $ (0.16)


* The shares of Series A Junior Participating Preferred Stock, will automatically convert to common upon the approval by the Company's stockholders of such conversion and an increase in the company's authorized common. Each preferred share will be convertible into 10,000 common shares. The Series A Junior Participating Preferred Stock represents 65% of the voting power and if converted to common would represent 65% of the common shares outstanding. If any options or warrants are converted to common stock, the owners of the preferred stock will be issued additional shares equivalent to the number required to maintain their 65% ownership and voting position.

                                        Conversion   Preferred
                                          factor     Ownership     Common       Current
                                          10,000         %         shares     Outstanding     Total
                                        ----------   ---------   ----------   -----------   ----------
Preferred stock shares outstanding ...  2,553.6746      65%      25,536,746   13,750,556    39,287,302

Additional preferred shares if options
or warrants are converted to common ..    517.5323      65%       5,175,323    2,786,712     7,962,035
                                        ----------               ----------   ----------    ----------

Total ................................  3,071.2069      65%      30,712,069   16,537,268    47,249,337
                                        ==========               ==========   ==========    ==========

LIQUIDITY AND CAPITAL RESOURCES

Revolver

The Company is a party to a revolving credit facility with a financial institution expiring June 30, 2006. The credit facility provides for borrowings for working capital, fixed assets and other operating requirements. See Note 6 to Financial Statements for details.

On May 28, 2005, the amount of availability was $764,564. On February 28, 2005, the amount of availability was $656,535.

Cash Flow

Net cash provided by operating activities was a negative $2.7 million Items contributing to negative operating cash flow consisted of net loss of $2.1 million, increases in accounts receivable of $1.1 million, increases in inventory of $.3 million and increases in other assets of $.2 million, offset by an increase in accounts payable and other liabilities of $1.0 million.

Net cash provided by (used in) investing activities amounted to $6,004,197 for the thirteen weeks ended May 28, 2005 compared to $(152,171) for the thirteen weeks ended May 29, 2004. The activity consists of proceeds from the liquidation of short-term investments and capital expenditures for the purchase of equipment to meet current and expected sales demand.

Net cash provided by financing activities for the thirteen weeks ended May 28, 2005 amounted to $2,019,066 compared to cash provided by financing activities for the thirteen weeks ended May 29, 2004 of $1,099,112. The majority of the proceeds are borrowings under the Company's line of credit, less debt payments.

At May 28, 2005, Cenuco had cash and cash equivalents of $5.4 million. This Combined with availability from the revovler of $.7 million provides Cenuco with sufficient operating liquidity.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP) is an accounting firm that provided various services and facilities to HACI and related companies, including due diligence work related to the acquisition of Lander Company in FY2004. Mark I. Massad, a Managing Member of HACI (pre-Merger), was a founding Partner and is currently a non-active partner in The Hermes Group LLP. For the thirteen weeks ended May 28, 2005 THGLLP invoiced HACI and related companies for $133,029. For the thirteen weeks ended May 29, 2004, THGLLP invoiced HACI and related companies for $145,013.

Zephyr Ventures LLC (ZVLLC) provided various consulting services to HACI and related companies. Edward J. Doyle, a member of the Board of Directors of Cenuco (effective May 2005), is a Managing Member of Zephyr Ventures LLC. For the thirteen weeks ended May 28, 2005, ZVLLC invoiced $16,519. For the thirteen weeks ended May 29, 2004, ZVLLC invoiced $10,946.

RISK FACTORS

Cenuco's top ten customers accounted for approximately 49% of consolidated net revenues for the thirteen weeks ended May 28, 2005. Trade accounts receivable from these customers represented approximately 49% of net consolidated receivables at May 28, 2005. Wal-Mart Stores Inc. accounted for approximately 25.1% of consolidated net revenues for the thirteen weeks ended May 28, 2005. Dollar Tree Stores Inc accounted for approximately 10.1% of net consolidated revenues for the thirteen weeks ended May 28, 2005. A significant decrease or interruption in business from the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

Financial instruments that potentially expose the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells product to a large number of customers in many different geographic regions. To minimize credit concentration risk, the Company performs ongoing credit evaluations of its customers' financial condition or uses letters of credit.

Increased competition also results in continued exposure to the Company. If the Company loses market share or encounters more competition relating to its products, the Company may be unable to lower its cost structure quickly enough to offset the lost revenue. To counter these risks, the Company has initiated a cost reduction program, continues to streamline its manufacturing processes and is formulating a strategy to respond to the marketplace. However, no assurances can be given that this strategy will succeed.

The Company depends on third parties to manufacture a portion of the products that we sell. If we are unable to maintain these manufacturing relationships or enter into additional or different arrangements, we may fail to meet customer demand and our sales and profitability may suffer as a result.

Disruption in our main manufacturing/distribution center may prevent us from meeting customer demand and our sales and profitability may suffer as a result.

Efforts to acquire other companies, brands or product lines may divert our managerial resources away from our business operations, and if we complete an acquisition, we may incur or assume additional liabilities or experience integration problems.

We depend on our key personnel and the loss of the service by any of our executive officers or other key employees could harm our business and results of operations.

The Company's manufacturing processes utilizes multiple sources for the purchase of raw materials. Although the Company has not to-date experienced a significant difficulty in obtaining these raw materials, no assurance can be given that shortages will not arise in the future. The loss of any one or more of such sources could have a short-term adverse effect on the Company until alternative sources are determined. The Company believes that there are adequate alternative sources of such raw materials and components of sufficient quantity and quality.

Hedging and Trading Activities

The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales. To date, except for Canada, all of the Company's international sales have been denominated in U.S. dollars.

Off Balance Sheet Arrangements and Contractual Obligations

The Company's off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company's other contractual obligations:

Long-term debt - See Note 6 of Financials Statements

Operating leases - See Note 9 of Financial Statements

Inflation

The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or profitability. The Company did experience higher than normal prices on certain raw materials during the period coupled with higher freight costs as freight companies passed on a portion of higher gas and oil costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as rising commodity costs and weak global economic conditions. Forecasted purchases during the next thirteen weeks are approximately $15 million. An average 1% unfavorable price increase related to the price of oil and other related inflationary raw materials could cost the Company approximately $150,000.

The Company has also evaluated its exposure to fluctuations in interest rates. If the Company would borrow up to the maximum amount available, a one percent increase in the interest rates would increase interest expense by approximately $50,000 per quarter. $17.8 million is currently outstanding under the revolver and other term loan credit facilities. Interest rate risks from the Company's other interest-related accounts such as its postretirement obligations are deemed to not be significant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

PART II. Other Information

Item 1.  Legal Proceedings - Wireless Application Development

         In February 2005, Cenuco was made a party to a patent infringement suit by Raymond Anthony Joao, an individual who has allegedly developed a monitoring apparatus and method, a control, monitoring and / or security apparatus and method and a control apparatus and method for vehicles and / or for premises. Mr. Joao asserts that we use a type of monitoring apparatus and / or method for which he has been granted a patent in the United States. The United States District Court Southern District of New York (USDC SD NY 05 Civ. 1037 (CM) (MDF)) is hearing allegations of infringement brought by Joao.

         We filed an answer to Joao's complaint denying infringement and asserting certain other defenses. In April 2005, we filed a counter-claim in this litigation alleging that prior to February 2005 all involved parties in this lawsuit executed an agreement that specifically prohibits this suit. An executed copy of this agreement, signed by Joao and Cenuco, was submitted for the court's review as part of our counter-claim. Among other things, the outcome will likely depend not only upon the enforcement of the aforementioned agreement but may also be upon whether the aforementioned patents are determined to be valid and infringed. Management believes that we are not infringing, and that this lawsuit has no basis. However, we are presently unable to predict either the effect or degree of effect this litigation will have on our business and financial condition. There is no other pending material litigation to which we are a party or to which any of our property is subject.

Item 2.  Exhibits

         Exhibit 31.1 - Certification of Joseph A. Falsetti filed herein

         Exhibit 31.2 - Certification of Brian J. Geiger filed herein

         Exhibit 32   - Certifications Pursuant to Rules 13a-14(b) and 15d-14(b)
                        of the Securities Exchange Act of 1934 filed herein


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CENUCO, INC.

By: /s/ Joseph A. Falsetti
Joseph A. Falsetti, President & CEO


By: /s/ Brian J. Geiger
Brian J. Geiger, Chief Financial Officer


Date: July 18, 2005