Form 10-Q/A
period 2005-05-28
CENUCO INC
filed 2005-10-11
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                         (Original filed July 18, 2005)


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


                 (Former Address, If Changed Since Last Report.)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

On May 28, 2005, the issuer had outstanding 13,750,556 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       QUARTERLY PERIOD ENDED MAY 28, 2005

                                      INDEX
                                                                            PAGE
PART I.  Financial Information - Revised

    Item 1 - Financial Statements ..........................................   3

         Report of Independent Registered Public Accounting Firm ...........   3

         Consolidated Balance Sheets (Unaudited)
         As of May 28, 2005 and February 28, 2005 ..........................   4

         Consolidated Statements of Operations (Unaudited)
         For the Thirteen Weeks ended May 28, 2005 and May 29, 2004 ........   5

         Consolidated Statement of Stockholders'/Members' Equity (Deficit)
         (Unaudited) For the Thirteen Weeks ended May 28, 2005 .............   6

         Consolidated Statements of Cash Flows (Unaudited)
         For the Thirteen Weeks ended May 28, 2005 and May 29, 2004 ........   7

         Notes to Consolidated Financial Statements ........................   8

    Item 2 - Management's Discussion and Analysis And
             Results of Operations .........................................  27

    Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk .............................................  41

PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings .............................................  42

    Item 2 - Exhibits ......................................................  42

Signatures .................................................................  43

                                EXPLANATORY NOTE

This filing is a "revised" filing to the original filed July 18, 2005. On that date the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"), newly appointed on July 8, 2005, did not have enough time to complete procedures related to the review of Company's financial statements for the 13 week period ended May 28, 2005 and May 29, 2004.

BDO has now completed the review of the Company's financial statements for the 13 week period ended May 28, 2005 and May 29, 2004 and their report related to such review is included on page 3.

This revised filing reflect their audit and review of the above mentioned periods.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cenuco, Inc.
Lawrenceville, New Jersey

We have reviewed the condensed consolidated balance sheet of Cenuco, Inc. and subsidiaries as of May 28, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 28, 2005 and May 29, 2004, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended May 28, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of the predecessor companies, Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC as of February 28, 2005, and the related combined statements of operations, members' loss, and cash flows for the year then ended (not presented herein); and in our report dated August 12, 2005, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 28, 2005 is fairly stated in all material respects in relation to the combined balance sheet from which it has been derived.

By: /s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey
October 10, 2005

                          CENUCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               May 28, 2005    February 28, 2005
                                               ------------    -----------------
ASSETS
------
Current Assets:
Cash and cash equivalents ..................   $  5,351,348       $     31,763
Trade receivables, net of allowance for
 doubtful accounts of $633,699 at May 28,
 2005 and $547,306 at February 28, 2005 ....      9,001,428          8,002,867
Notes receivable, current portion ..........        115,925                  -
Inventories ................................      9,048,334          8,725,952
Prepaid expenses and other .................      1,372,511            564,617
                                               ------------       ------------
Total current assets .......................     24,889,546         17,325,199
Property, plant and equipment - net ........      5,902,966          6,017,533
Goodwill ...................................     36,126,655                  -
Intangibles - net ..........................      2,473,025                  -
Notes receivable, less current portion .....        584,075                  -
Other assets, net ..........................        610,645            692,817
                                               ------------       ------------
Total assets ...............................   $ 70,586,912       $ 24,035,549
                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Accounts payable ...........................   $ 11,570,999       $ 10,541,956
Accrued expenses ...........................      2,987,264          2,845,485
Current portion of long-tem debt ...........     11,073,187          8,929,540
                                               ------------       ------------
Total current liabilities ..................     25,631,450         22,316,981
Long-term debt, less current portion .......      6,696,167          6,875,296
Long-term pension obligation ...............        658,600            673,328
Other liabilities ..........................        223,358                  -
                                               ------------       ------------
Total liabilities ..........................     33,209,575         29,865,605

Stockholders' equity:
Preferred stock, par value $.001 per share;
 Authorized 1,000,000 shares; issued
 2,553.6746 shares at May 28, 2005;
 no shares issued at February 28, 2005 .....              3                  -
Common stock, par value $.001 per share;
 Authorized 25,000,000 shares; issued
 13,750,556 shares at May 28, 2005;
 no shares issued at February 28, 2005 .....         13,751                  -
Additional paid in capital .................     37,775,729                  -
Accumulated deficit ........................       (294,496)                 -
Members' contribution ......................              -              2,000
Accumulated members' loss ..................              -         (5,707,597)
Accumulated comprehensive loss .............       (117,650)          (124,459)
                                               ------------       ------------
Total stockholders' equity (deficit) .......     37,377,337         (5,830,056)

                                               ------------       ------------
Total liabilities and stockholders' equity .   $ 70,586,912       $ 24,035,549
                                               ============       ============

           See accompanying notes to consolidated financial statements

                          CENUCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THIRTEEN WEEKS ENDED
                                                  May 28, 2005     May 29, 2004
                                                  ------------     ------------

Net Sales ......................................  $ 17,351,062     $ 17,562,445
Costs of Sales .................................    16,299,525       14,960,528

                                                  ------------     ------------
Gross Profit ...................................     1,051,537        2,601,917

Operating Expenses:
Selling and  Marketing .........................       966,902        1,050,563
General and Administrative .....................     1,735,883        1,487,399
                                                  ------------     ------------
Total Operating Expenses .......................     2,702,785        2,537,962

(Loss) income from operations ..................    (1,651,248)          63,955

Other expense ..................................        79,881           74,367
Interest expense, net ..........................       397,361          312,231
                                                  ------------     ------------
Total other expense/interest expense ...........       477,242          386,598

                                                  ------------     ------------
Loss before Income Taxes .......................    (2,128,490)        (322,643)
Income taxes ...................................             -                -
                                                  ------------     ------------
Net loss .......................................  $ (2,128,490)    $   (322,643)
                                                  ============     ============

Basic and diluted net loss per share - common ..  $      (0.02)    $          -
Basic and diluted net loss per share - preferred  $       (718)    $       (126)
(see Note 10)

Shares used in computing net loss per share:
  Basic and diluted - common ...................    13,750,556                -
  Basic and diluted - preferred ................         2,554             2554
  (see Note 10)

          See accompanying notes to consolidated financial statements.

                                 Cenuco, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                           For the thirteen weeks ended May 28, 2005


                         Series A
                         Preferred                                Additional     Accumulated
                           Stock            Common Stock           Paid-In      Stockholders'
                       Shares     $       Shares         $         Capital         Deficit
                       -------    --    ----------    -------    -----------    -------------
BALANCE AT
FEBRUARY 28, 2005 ....       -    $-             -    $     -    $         -      $       -


Other Comprehensive
Loss:

Foreign currency
translation ..........       -     -             -          -              -              -

Net loss to date of
recapitalization and
Merger ...............       -     -             -          -              -              -

Net loss subsequent
to Merger ............       -     -             -          -              -       (294,496)

Total Comprehensive
Loss:

Conversion from
LLC to Corporation ... 2,553.7     3             -          -     (7,541,591)             -

Reverse acquisition
of Cenuco, Inc. ......       -     -    13,750,556     13,751     45,317,320              -
                       -------    --    ----------    -------    -----------      ---------

BALANCE AT
MAY 28, 2005 ......... 2,553.7    $3    13,750,556    $13,751    $37,775,729      $(294,496)
                       =======    ==    ==========    =======    ===========      =========

                                                                                  continued
                 See accompanying notes to consolidated financial statements.

                                              6A

                                 Cenuco, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                           For the thirteen weeks ended May 28, 2005
                                           continued
                                                                                  Total
                                                            Accumulated       Stockholders'
                                          Accumulated          Other           / Members'
                          Members'          Members'       Comprehensive         Equity
                       Contributions          Loss             Loss             (Deficit)
                       -------------      -----------      -------------      -------------
BALANCE AT
FEBRUARY 28, 2005 ....    $ 2,000         $(5,707,597)       $(124,459)       $ (5,830,056)
                                                                              ------------

Other Comprehensive
Loss:

Foreign currency
translation ..........          -                   -            6,809               6,809

Net loss to date of
recapitalization and
Merger ...............          -          (1,833,994)               -          (1,833,994)

Net loss subsequent
to Merger ............          -                   -                -            (294,496)
                                                                              ------------
Total Comprehensive
Loss: ................                                                          (2,121,681)
                                                                              ------------
Conversion from
LLC to Corporation ...          -           7,541,591                -                   3

Reverse acquisition
of Cenuco, Inc. ......     (2,000)                  -                -          45,329,071
                          -------         -----------        ---------        ------------

BALANCE AT
MAY 28, 2005 .........    $     -         $         -        $(117,650)       $ 37,377,337
                          =======         ===========        =========        ============


                 See accompanying notes to consolidated financial statements.

                                              6B

                                CENUCO, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                 FOR THE THIRTEEN WEEKS ENDED
                                                                 May 28, 2005    May 29, 2004
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................    $(2,128,490)    $  (322,643)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization ...............................        240,121         278,265
Provision for bad debts .....................................         57,032          21,598
Amortization of deferred financing costs ....................         50,546          31,275
Changes in operating assets and liabilities:
  Accounts receivable .......................................     (1,000,178)        395,231
  Inventories ...............................................       (300,743)       (726,592)
  Prepaid expenses  and other ...............................       (362,272)       (117,797)
  Other assets ..............................................         23,358          12,679
  Accounts payable ..........................................        930,095        (482,348)
  Accrued expenses ..........................................        (35,573)        (36,824)
  Long-term pension obligations .............................        (14,728)         (4,568)
                                                                 -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES .......................     (2,540,832)       (951,724)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in cash from reverse acquisition of Cenuco ...      6,002,607               -
  Proceeds from Note Receivable .............................         29,123               -
  Deferred acquisition costs ................................       (103,468)              -
  Purchase of property, plant & equipment ...................        (14,172)       (152,171)
                                                                 -----------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........      5,914,090        (152,171)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit .......................      2,147,253       1,284,408
  Deferred financing costs ..................................        (25,000)              -
  Repayments of long-term debt ..............................       (169,213)       (169,213)
  Repayments of capital leases ..............................        (13,522)        (16,083)
                                                                 -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      1,939,518       1,099,112
                                                                 -----------     -----------
Effect of exchange rates on cash ............................          6,809           4,783
                                                                 -----------     -----------
NET INCREASE IN CASH ........................................      5,319,585               -
Cash at beginning of period .................................         31,763           1,828
                                                                 -----------     -----------
CASH AT END OF PERIOD .......................................    $ 5,351,348     $     1,828
                                                                 ===========     ===========


Supplemental disclosures of cash flow information:
  Cash paid for interest ....................................    $   233,261     $   196,556
  Reverse merger, excluding cash acquired (see Note 1):
    Estimated fair value of tangible assets acquired             $ 1,199,715     $         -
    Goodwill and identifiable intangible assets acquired          38,599,680               -
    Liabilities assumed                                             (473,590)              -
                                                                 -----------     -----------
    Net assets obtained in reverse merger transaction            $39,325,805     $         -
                                                                 ===========     ===========

                 See accompanying notes to consolidated financial statements.

                                              7

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

NOTE 1 - DESCRIPTON OF BUSINESS AND REORGANIZATION
--------------------------------------------------

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc., ("Cenuco", a public company traded on the American Stock Exchange under the symbol, "ICU") merged (the "Merger") with Hermes Acquisition Company I LLC (HACI), a limited liability company organized on April 25, 2003 in the State of Delaware.

The Merger was completed through the issuance of 2,553.7 shares of Cenuco's Series A Junior Participating Preferred Stock (representing 65% of the outstanding voting power of Cenuco capital stock) in exchange for all the outstanding membership units of HACI. As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander Co., Inc., a Delaware corporation ("Lander US"), Hermes Real Estate I LLC, a New York limited liability company ("HREI"), and Lander Co. Canada Limited, an Ontario corporation ("Lander Canada" and together with Lander US and HREI, "Lander") became wholly owned subsidiaries of Cenuco.

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco by HACI for a purchase price equivalent to the total market value of Cenuco stock outstanding prior to the Merger, plus the fair value of the options that automatically vested on the date of the Merger (approximately $45.3 million). Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of Cenuco prior to the date of the Merger reflect the financial position and results of operations of HACI and HREI, with the results of operations of Cenuco being included commencing on May 20, 2005. Effective with the completion of the Merger Cenuco changed its fiscal year end to be the last day of February, consistent with HACI's prior fiscal year.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has estimated the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated fair value of the assets acquired less liabilities assumed is $45,328,692.

The allocation of Purchase Price is as follows:

Cash and cash equivalents ....................................     $  6,002,887
Other current assets .........................................          496,526
                                                                   ------------
Total current assets .........................................        6,499,413
Property, plant, and equipment ...............................          111,382
Goodwill .....................................................       36,126,655
Intangibles ..................................................        2,473,025
Other Assets .................................................          591,807
                                                                   ------------
               Total assets acquired .........................       45,802,282
                                                                   ------------
               Total liabilities assumed .....................         (473,590)
                                                                   ------------
               Estimated fair value of net assets acquired ...     $ 45,328,692
                                                                   ============

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

HACI was formed to acquire the business activities of Lander US and Lander Canada. Effective May 31, 2003, HACI purchased certain assets and assumed certain liabilities associated with the Lander US business operations and acquired 100% of the outstanding stock of Lander Canada for an aggregate purchase price of $11,091,456, including acquisition costs of $1,160,456. In addition, HREI purchased the Lander US production plant located in Binghamton, New York for a purchase price of $3,304,864, including acquisition costs of $254,864, on October 15, 2003 (collectively the "Acquisitions"). Property, plant and equipment was recorded at fair value reduced by the excess of fair value of net assets acquired over the purchase price of $1,095,813. In accounting for these acquisitions, the Company followed the provisions of SFAS No. 141. This Statement requires the purchase method of accounting be used for all business combinations and provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. On March 1, 2005, HREI became a wholly owned subsidiary of HACI. Prior thereto, HACI an HREI had the same ownership.

The Company is subject to various risks, including, but not limited to, (i) the ability to obtain adequate financing to fund operations, (ii) a limited operating history, (iii) reliance on certain markets, and (iv) reliance on key personnel.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
-----------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements of Cenuco as of and for the thirteen weeks ended May 28, 2005 and May 29, 2004 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the respective interim periods are not necessarily indicative of results to be expected for the full year.

A summary of the Cenuco's significant accounting policies follows:

Basis of Consolidation: The accompanying consolidated financial statements include the accounts of Cenuco, Inc. and subsidiaries. All intercompany accounts have been eliminated in consolidation.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

Accounts Receivable: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase our operating costs.

Inventories: Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials used to manufacture the Company's health, beauty and oral care products, as well as, finished goods that consist of the Company's product lines sold to its customers. The Company writes down inventory for estimated excess and discontinued products equal to the difference between cost and estimated market value based upon assumptions about future demand and market conditions. Excess and discontinued product inventory could arise due to numerous factors, including but not limited to, the competitive nature of the market and product demand by consumers. If market conditions are less favorable than those anticipated by management, additional write-downs may be required, including provisions to reduce inventory to net realizable value.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The costs of major additions and improvements are capitalized and maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to twenty-five years. Leasehold improvements are amortized over the shorter of the term of the lease or their estimated useful lives. If the Company determines that a change is required in the useful life of an asset, future depreciation/amortization is adjusted accordingly.

Impairment of Long-Lived Assets: Accounting for the impairment of long-lived assets, including property, plant and equipment, requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, the accounting principles require that such assets be reported at the lower of their carrying amount or fair value less costs to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the assets' future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset.

Goodwill and Other Intangibles: As a result of the Merger (see Note 1), the Company recorded goodwill of $36,126,655, customer lists of $2,000,000 and a brand name of $473,025. Goodwill represents the excess of cost over the fair value of net assets acquired. SFAS 142, "Goodwill and Other Intangible Assets", requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

Other Assets, Net: Other assets, net consist of deferred acquisition costs and deferred financing costs that are being amortized using the straight-line method over the expected term of the revolving line of credit. Amortization expense related to deferred financing costs was $50,546 for the thirteen weeks ended May 28, 2005 and $31,275 for the thirteen weeks ended May 29, 2004.

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

Foreign Currency Translation: In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements are measured using local currency as the functional currency. Assets and liabilities of Lander Canada have been translated at U.S. dollars at the fiscal period-end exchange rates. Revenues and expenses have been translated at average exchange rates for the related period. Net translation gains and losses are reflected as a separate component of stockholders' equity until there is a sale or liquidation of the underlying foreign investment.

Foreign currency gains and losses resulting from transactions are included in the consolidated statements of operations.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

Estimates: The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventory reserves for excess and discontinued products, income taxes and contingencies. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Concentration of Credit Risk: Cenuco provides credit to its customers in the normal course of business and does not require collateral. To reduce credit risk, Cenuco performs ongoing credit evaluations of its customers.

Five trade customers comprised 49% of Cenuco's net sales, with two customers comprising 25% and 10% respectively, for the thirteen weeks ended May 28, 2005 and represented 51% of receivables, with two customers comprising 25% and 10% respectively, at May 28, 2005.

Five trade customers comprised 41% of Cenuco's net sales, with two customers comprising 25% and 10% respectively, for the thirteen weeks ended May 29, 2004 and represented 51% of receivables, with one customer comprising 25%, at May 29, 2004.

Income Taxes: Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at May 28, 2005 and February 28, 2005 has been estimated by management due to the uncertainty that future income will be realized.

Earnings per share: Emerging Issues Task Force ("EITF") 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6") provides guidance in determining when the two-class method, as defined in SFAS No. 128, "Earnings per Share" must be utilized in calculating earnings per share by a Company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Under the two-class method earnings are allocated to common stock and participating securities to the extent that each security may share in such earnings and as if such earnings for the period had been distributed. Under the

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

two-class method losses are allocated to participating securities to the extent that such security is obligated to fund the losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. In accordance with EITF 03-6, basic earnings per share for the Company's common stock and Series A Junior Participating Preferred Stock ("Series A Preferred") is calculated by dividing net loss allocated to common stock and Series A Preferred by the weighted average number of shares of common stock and Series A Preferred outstanding, respectively. Diluted earnings per share for the Company's common stock is calculated similarly, except that the calculation includes the effect, if dilutive, of the assumed exercise of stock options issuable under the Company's stock-based employee compensation plan and the assumption of the conversion of all of the Company's Series A Preferred stock to common stock. Basic and diluted loss per share for the Company's common stock is calculated by dividing the net loss for the period during which such shares were outstanding by the weighted average number of shares outstanding. No losses are allocated to the Series A Preferred for the period during which the Company's common stock is outstanding since the holders of the Series A Preferred are not obligated to share in the Company's losses as described above.

NOTE 3 - INVENTORIES
--------------------

Inventory consists of the following:
                                             MAY 28, 2005      FEBRUARY 28, 2005
Raw materials ........................        $3,389,007           $2,900,803
Finished goods .......................         5,659,327            5,821,149
                                              ----------           ----------

                                              $9,048,334           $8,725,952
                                              ==========           ==========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following:

                                             MAY 28, 2005      FEBRUARY 28, 2005

Land .................................       $   660,000          $   660,000
Computer equipment and software ......           903,160              890,020
Furniture and fixtures ...............           252,652              252,717
Building .............................         2,644,864            2,644,864
Machinery and equipment ..............         3,303,276            2,961,469
Dies and molds .......................            75,626               75,731
Leasehold improvements ...............           117,058              118,571
Construction in progress .............             8,975               77,959
                                             -----------          -----------

                                               7,965,611            7,681,331
Less accumulated depreciation and
 amortization ........................        (2,062,645)          (1,663,798)
                                             -----------          -----------

                                             $ 5,902,966          $ 6,017,533
                                             ===========          ===========

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

Depreciation and amortization expense related to property, plant and equipment totaled $240,121 for the thirteen weeks ended May 28, 2005 and $278,265 for the thirteen weeks ended May 29, 2004. As of May 28, 2005 and February 28, 2005, machinery and equipment includes assets under capital leases totaling $153,559. Accumulated amortization on the capital leases totaled $26,300 as of May 28, 2005 and $24,314 as of February 28, 2005. Amortization expense related to capital leases is included in depreciation and amortization expense for the thirteen weeks ended May 28, 2005 and May 29, 2004.

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:

                                             MAY 28, 2005      FEBRUARY 28, 2005

Revolving line of credit loans .......       $10,346,187          $ 8,198,935
Machinery and equipment loans ........           978,000            1,039,125
Real estate term loans ...............         1,873,530            1,981,618
Subordinated notes ...................         4,500,000            4,500,000
Capital leases .......................            71,637               85,158
                                             -----------          -----------

                                              17,769,354           15,804,836

Less current portion .................        11,073,187            8,929,540
                                             -----------          -----------

                                             $ 6,696,167          $ 6,875,296
                                             ===========          ===========

In connection with the Acquisitions, HACI/HREI obtained long-term financing commitments (Financing Arrangement) from a financial institution comprised of the following (collectively the Loans):

   o Revolving line of credit facility of $11,000,000 with a three-year term expiring in June 2006. Annual renewals of the facility are available in one-year increments after the initial term. Available borrowings are determined by a borrowing base calculation using eligible receivables and inventories of Lander US and Lander Canada, which are the collateral for this facility. As of May 28, 2005, unused availability under the borrowing base calculation amounted to $764,564. As of February 28, 2005 the unused availability amounted to $567,995. Interest on outstanding balance is payable monthly. For purposes of classifying the outstanding debt in the May 28, 2005 and February 28, 2005 balance sheets, the Company has reflected the $10,346,187 and $8,198,935, respectively, of borrowings under the revolving line of credit facility as a current liability, since it is subject to collection lock-box arrangements and contains a subjective acceleration clause.

   o Machinery and equipment term loans with initial principal amounts aggregating $1,467,000 have six-year amortization terms expiring in June 2009. Such loans are subject to termination upon the expiration of the revolving line of credit and are collateralized by the machinery and equipment of Lander US and Lander Canada. Principal payments aggregating $20,375 plus interest are payable monthly.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

   o Real estate term loan with initial principal amount of $2,450,000 has a six-year amortization term expiring in December 2009. Such loan is subject to termination upon the expiration of the revolving line of credit and is collateralized by the Lander US production plant located in Binghamton, New York. Principal payments aggregating $36,029 plus interest are payable monthly.

The interest rates on the Loans bear an annual interest rate of a national bank's prime rate plus 1.25%. HACI/HREI has the option of converting all or a portion of the Loans outstanding to an annual interest rate of the one-, two- or three-month LIBOR rate plus 3.75%. As of May 28, 2005, the national bank prime rate was 6.00% and the one-, two- and three-month LIBOR rates were 3.11%, 3.23%, and 3.33%, respectively. The interest rate on the Loans was 7.25% at May 28, 2005. As of February 28, 2005, the national bank prime rate was 5.50% and the one-, two- and three-month LIBOR rates were 2.72%, 2.80%, and 2.92%, respectively. The interest rate on the Loans was 6.75% at February 28, 2005. To date the Company has not exercised the option of converting the prime rate to LIBOR.

The Loans contain financial and non-financial covenants including a limitation of $1,250,000 on capital expenditures during any fiscal year and maintaining on a monthly basis a fixed charges coverage ratio of no less than 1.0 to 1.0. The fixed charge ratio is calculated by dividing earnings before interest, depreciation and amortization less any unfunded capital expenditures and improvements by fixed charges. Fixed charges include interest expense, capital lease obligations, principal payments on indebtedness and payments for income tax obligations.

HACI/HREI was not in compliance with the fixed charges coverage ratio and the limitation on capital expenditures for fiscal 2004 and fiscal 2005 and through May 28, 2005. In June 2004, December 2004 and July 2005, the Financing Agreement was amended and the events of noncompliance were waived by the financial institution. As part of the third amendment, which was dated July 15, 2005, the fixed charge coverage ratio covenant requirement is only triggered when availability under the revolving line of credit is less than $2,000,000.

As part of the HACI/HREI Acquisition of the Lander US business, HACI also has long term financing from the seller in the form of a $4,500,000 subordinated note ("Seller Note") with a three year term expiring in June 2006. The Seller
Note is subordinate to the Financing Agreement. Interest is payable quarterly at an annual interest rate of 10%. Annual principal payments of $1,166,667 are required under this Seller Note; however a provision permits the Company to defer principal payments if certain financial targets, pursuant to the Financing Arrangement are not achieved by Lander. As a result of the Company not achieving these financial targets in fiscal 2004 and 2005, principal payment due in June 2004 and June 2005 have been deferred until June 2006. Additionally, there is a provision in the Seller Note that permits the deferral of interest payments in the event of non-compliance with certain covenants contained in the Financings Arrangement. Accordingly, HACI has not paid any interest accrued on the Seller Note from July 1, 2004 to date. Accrued interest on the Seller Note totaled $360,464 and $297,964 as of May 28, 2005 and February 28, 2005, respectively.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

On March 16, 2005, HACI and the seller entered into Settlement and Release Agreement whereby HACI has the option to pay $2,000,000, plus interest at 10%, to satisfy the $4,500,000 principal amount of the Seller Note. In addition, HACI would be required to pay interest accrued on the $4,500,000 Seller Note from July 1, 2004 through March 16, 2005 and interest on the $2,000,000 from March 17, 2005 through the date of payment. Such option is available to HACI up to November 30, 2005. In exchange for this option, HACI has agreed to release the seller from certain claims against and indemnifications of the seller under the agreement for the purchase of Lander US and Lander Canada.

The aggregate maturities of long-term debt are as follows:

             MAY 28, 2005           FEBRUARY 28, 2005

   2006      $ 11,073,187             $  8,929,540
   2007         6,696,167                6,875,296
             ------------             ------------
             $ 17,769,354             $ 15,804,836
             ------------             ------------

NOTE 6 - PENSION AND 401(k) PLANS
---------------------------------

Pension Plans:
--------------

The Company has two non-contributory defined benefit pension plans (the "Plans") that cover substantially all employees in the United States ("US") and Canada. It is the Company's policy to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974 ("ERISA") each year.

At February 28, 2005, the US Plan assets consisted of fixed return contracts. During the past year the US plan was frozen and no longer available to new employees for participation. The Canadian Plan assets consisted primarily of stocks, bonds and US Treasury Bills. The pension liabilities and their related costs are computed in accordance with the laws of the US and Canada and the appropriate actuarial practices.

Net periodic pension costs of the defined benefit pension plans covering the year ended February 28, 2005 were as follows:

                                                         US            Canada          Total
                                                         --            ------          -----
Service costs on benefits earned during the year    $    80,544     $   183,379     $   263,923
Interest cost on projected benefit obligation ..         99,262         156,446         255,708
Expected return on plan assets .................        (99,100)       (147,411)       (246,511)
Amortization of unrecognized net loss ..........         34,792               -          34,792
                                                    -----------     -----------     -----------

Net periodic pension cost ......................    $   115,498     $   192,414     $   307,912
                                                    ===========     ===========     ===========

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

During fiscal 2005, the Company contributed $131,087 to the US Plan and $205,732 to the Canadian Plan. Benefit payments made amounted to $113,511 for the US Plan and $272,623 for the Canadian Plan in fiscal 2005. The present value of benefit obligations and funded status of the Plans as computed by the actuaries as of February 28, 2005 were as follows:

                                                         US            Canada          Total
                                                         --            ------          -----
Projected benefit obligation ...................    $(1,847,272)    $(2,305,779)    $(4,153,051)
Plan assets at fair value ......................      1,589,586       2,105,121       3,694,707
                                                    -----------     -----------     -----------
         Funded status .........................       (257,686)       (200,658)       (458,344)
Unrecognized net (gain) or loss ................        664,109        (171,638)        492,471
                                                    -----------     -----------     -----------
         Net pension asset/(liability) .........    $   406,423     $  (372,296)    $    34,127
                                                    ===========     ===========     ===========

As of February 28, 2005, the accumulated benefit obligation was $1,847,272 for the US Plan and $2,305,779 for the Canadian Plan.

Amounts recognized in the combined balance sheet as of February 28, 2005 consist of:

                                                         US            Canada          Total
                                                         --            ------          -----
Current portion of accrued benefit liability,
included in accrued expenses ...................    $  (120,000)    $  (187,543)    $  (307,543)
Long term portion of accrued benefit liability,
included in other long term liabilities ........    $  (137,686)    $  (535,642)    $  (673,328)
                                                    -----------     -----------     -----------

Net amount recognized ..........................    $  (257,686)    $  (723,185)    $   980,871
                                                    ===========     ===========     ===========

Weighted-average assumptions used in developing the projected benefit obligation and net cost as of and for the year ended February 28, 2005 were as follows:

                                                         US            Canada
                                                         --            ------
Discount rate ..................................        5.75%           5.25%
Rate of increase in compensation ...............           0%           3.00%
Rate of return on plan assets ..................        6.50%           7.00%

The Company's expected long-term rate of return on assets is 6.50 % for the US Plan and 7.00 % for the Canadian Plan. The expected long- term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

Plan(s) Assets
--------------

The weighted-average asset allocation of the US and Canadian pension benefits at February 28, 2005 were as follows:

                                                         US            Canada
                                                         --            ------
Equity Securities ..............................          0%             60%
Debt securities ................................        100%             40%
                                                        ----            ----
Total ..........................................        100%            100%
                                                        ====            ====

The Company's investment policies and strategies for the pension benefits plans utilize target allocations for the individual asset categories. The Company's investment goals are to maximize returns subject to specific risk management policies.

Cash Flows
----------

For the US Plan the benefits expected to be paid in each year ending February 28 2006-2010 are $33,695, $39,240, $44,444, $60,504, and $75,368, respectively. The aggregate benefits expected to be paid in the five years from 2011-2015 are $509,778.

For the Canadian Plan the benefits expected to be paid in each year ending February 28, 2006-2010 are $375,740, $112,224, $69,400, $156,343 and $209,866,
respectively. The aggregate benefits to be paid in the five years from 2011-2015 are $1,756,822.

The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at February 28 and include estimated future employee service.

401(K) Plan:
------------

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all United States employees. Employees can elect to contribute up to certain maximum percentages of their weekly gross pay. The Company matches are discretionary. The Company had no discretionary matches for the fiscal year ended February 28, 2005.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

NOTE 7 - INCOME TAXES
---------------------

The significant components of the Company's net deferred tax assets as of February 28, 2005 are as follows:

                                                      US Dollars
                                      -----------------------------------------
Deferred tax assets (liabilities):         US          Canada          Total
                                      -----------     ---------     -----------

Accounts receivable ..............    $   170,000     $       -     $   170,000
Inventory ........................        183,000             -     $   183,000
Fixed asset depreciation and
 amortization ....................       (269,000)       57,000        (212,000)
Accrued expenses and other .......        152,000       196,000         348,000
Net operating loss carry forward .      1,933,000       231,000       2,164,000
                                      -----------     ---------     -----------

 Total deferred tax assets .......    $ 2,169,000     $ 484,000     $ 2,653,000

Valuation allowance ..............    $(2,169,000)    $(484,000)    $(2,653,000)
                                      -----------     ---------     -----------

 Net deferred tax assets .........    $         -     $       -     $         -
                                      ===========     =========     ===========

Lander US has a net operating loss carry forward as of February 28, 2005 of approximately $5,524,000 ($4,928,000 for U.S. income tax purposes) which will begin to expire in 2024. The Lander Canada net operating loss carry forward of approximately U.S. $700,000 will begin to expire in 2011.

The net loss of $2.1 million for the thirteen weeks ended May 28, 2005 will increase the valuation allowance by approximately $0.8 million.

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

A reconciliation summary of the differences between the statutory federal rate and the Company's effective tax rate for fiscal 2005 as follows:

                                                  US
                                                  --

Statutory tax expense (benefit) .......         -34.00%
Abatements, credits and surtax ........           0.00%
State and Foreign income taxes ........          -5.00%
Valuation allowance ...................          39.00%

Effective tax rate ....................            0.0%

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

                        MAY 28,        MAY 28,        FEBRUARY       FEBRUARY
                         2005           2005          28, 2005       28, 2005

                        CAPITAL       OPERATING        CAPITAL       OPERATING
                        LEASES         LEASES          LEASES         LEASES

2006 ................  $ 55,210      $   767,072      $ 59,944      $   762,790
2007 ................    19,822          389,428        31,820          342,136
2008 ................         0          264,334             0          282,940
2009 ................         0          206,717             0          207,105
2010 ................         0          204,000             0          204,428
2011 ................         0           51,000             0          102,000
                       --------      -----------      --------      -----------
Total minimum
lease payments ......  $ 75,032      $ 1,882,551      $ 91,764      $ 1,901,399
                                     ===========                    ===========
Less amounts
representing Interest
(at rates ranging
from 5.25% to 8.31%)     (3,395)                        (6,606)
                       --------                       --------
Present value of net
minimum Capital lease
payments ............  $ 71,637                       $ 85,158
                       ========                       ========

The Company is subject to certain claims and litigation in the normal course of business. Management believes, after consulting with legal counsel, that the ultimate liability resulting from these matters will not materially affect the combined results of operations or financial position of the Company.

NOTE 9 - STOCK OPTIONS AND WARRANTS
-----------------------------------

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

With respect to vesting, as a result of the Merger on May 20, 2005, all unvested options automatically vested.

A summary of the status of the Company's outstanding stock options as of May 28, 2005 and changes since February 28, 2005 is as follows:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                    Shares          Price
                                                   --------        --------
   Outstanding at February 28, 2005 ........              0        $  0.00
   Cenuco options outstanding at date of
    acquisition ............................        556,668           1.52
      Granted ..............................              0           0.00
      Exercised ............................             (0)         (0.00)
      Forfeited ............................             (0)         (0.00)
                                                   --------        -------

   Outstanding at May 28, 2005 .............        556,668        $  1.52
                                                   ========        =======

   Options exercisable at end of period ....        556,668        $  1.52
                                                   ========        =======
   Weighted-average fair value of options
         granted during the period .........                       $  0.00

The following information applies to options outstanding at May 28, 2005:

                               Options Outstanding         Options Exercisable
                            --------------------------    ---------------------
                            Weighted -
   Range                      Average       Weighted -               Weighted -
   of                        Remaining       Average                   Average
                            Contractual      Exercise                 Exercise
   Prices       Shares      Life (Years)      Price       Shares       Price
   --------     -------     ------------    ----------    -------    ----------
   $0.42         73,332         7.09          $ 0.42      73,332       $0.42
   $0.55         40,000         5.59          $ 0.55      40,000       $0.55
   $1.15        218,335         8.69          $ 1.15      25,000       $1.15
   $1.55         35,001         7.69          $ 1.55      23,333       $1.55
   $2.00        130,000         8.69          $ 2.00     113,333       $2.00
   $3.71         40,000         8.84          $ 3.71      40,000       $3.71
   $4.00         20,000         9.09          $ 4.00      20,000       $4.00
                -------                                  -------
                556,668                                  556,668
                =======                                  =======

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

Common stock warrants
---------------------

A summary of the status of the Company's outstanding stock warrants granted for services as of May 28, 2005 and changes since February 28, 2005 is as follows:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                    Shares           Price
                                                   ---------       --------
   Outstanding at February 28, 2005 ........               0       $   0.00
   Cenuco warrants outstanding at date
    of acquisition .........................       2,230,044           3.96
   Granted .................................               -              -
   Exercised ...............................               -              -
   Forfeited ...............................               -              -
                                                   ---------       --------

   Outstanding at May 28, 2005 ...........         2,230,044       $   3.96
                                                   =========       ========

   Warrants exercisable at May 28,2005 .....       2,230,044       $   3.96
                                                   =========       ========

The following information applies to all warrants outstanding at May 28, 2005:

                 Warrants Outstanding       Warrants Exercisable
               -------------------------    ---------------------
                            Weighted -
   Range                      Average       Weighted -               Weighted -
   of                        Remaining       Average                   Average
                            Contractual      Exercise                 Exercise
   Prices        Shares     Life (Years)      Price       Shares       Price
   --------    ---------    ------------    ----------  ---------    ----------
   $1.00         401,500        3.49          $ 1.00      401,500       1.00
   $4.00         105,784        4.09          $ 4.00      105,784       4.00
   $4.50       1,372,760        3.97          $ 4.50    1,372,760       4.50
   $5.00 to
   $6.50         350,000        4.09          $ 5.21      350,000       5.21
               ---------
               2,230,044
               =========

NOTE 10 - CAPITAL STRUCTURE & NET LOSS PER COMMON SHARE
-------------------------------------------------------

Capital Structure:
------------------

At May 28, 2005, the outstanding share capital of the Company is comprised of:
(i) 13,750,556 shares of common stock ("Common Stock"), and (ii) 2,553.7 shares of Series A Junior Participating Preferred Stock (the "Preferred Stock").

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

The Preferred Stock was issued in connection with the completion of the Merger as described in Note 1 to the consolidated financial statements. The holders of the Preferred Stock are entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. In addition to the dividends payable to the holders of Preferred Stock, the Company shall declare a dividend or distribution on the Preferred Stock equal to the amount declared on the Common Stock. Holders of the Preferred Stock (using the number of common shares into which each share of Preferred Stock is convertible) and the holders of Common Stock vote together as one class on all matters submitted to a vote of stockholders of the Company provided however that the holders of the Preferred Stock are not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock are entitled to liquidation preferences over all other classes of capital stock. The holders of Preferred Stock shall receive an amount equal to $1,000 per share of the Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution of holders of any other class of capital stock. If the assets available for distribution are sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Preferred Stock shall share equally with holder of the Common Stock on a per share basis (using the number of common shares into which each share of Preferred Stock is convertible). Each share of Preferred Stock carries the voting rights on a basis such that the rights of the Preferred Stock as a whole correspond to 65 percent of the aggregate rights of the Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company's authorized share capital, each share of Preferred Stock will automatically convert into shares of Common Stock on such a basis that, following conversion, the holders of the Preferred Stock will hold the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion. The Preferred Stock is not redeemable.

Net loss per share:
-------------------

For purposes of computing loss per share, the Company's net loss is allocated between the two classes of stock, common stock and Series A Preferred. The allocation between each class is based upon the two-class method. The following table shows how the net loss was allocated using the two-class method:

                                                  For the thirteen weeks ended
                                               May 28, 2005         May 29, 2004
                                               ------------         ------------
Allocation of net loss

Basic and Diluted:
- Common Stock                                 $ $(294,496)          $       -
- Series A Preferred                            (1,833,994)           (322,643)
                                               -----------           ---------

Net loss                                       $(2,128,490)          $(322,643)
                                               ===========           =========

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

Weighted average number of Common
Stock shares - basic and diluted                13,750,556                   -

Weighted average number of Series A
Preferred shares - basic and diluted                 2,554               2,554

Basic and diluted net loss per share
 - common                                      $     (0.02)          $       -

Basic and diluted net loss per share
 - Series A Preferred                          $      (718)          $    (126)

NOTE 11 - SEGMENT INFORMATION AS OF AND FOR THE THIRTEEN WEEKS ENDED
          MAY 28, 2005
--------------------------------------------------------------------

DIVISION                    HBC              WAD             TOTAL
                            ---              ---             -----

Revenues                $17,347,747      $     3,314      $17,351,062
Operating loss           (1,588,019)         (63,229)      (1,651,248)
Net loss                 (2,065,861)         (62,629)      (2,128,490)

Assets                  $25,314,080      $45,272,832      $70,586,912


GEOGRAPHIC
                                                         LONG-LIVED
                                  REVENUES                 ASSETS
                                  --------                 ------

United States                    $11,480,889             $5,326,785
Canada                             3,729,740                576,181
Other foreign countries            2,140,433                   -
                                 -----------             ----------
Total                            $17,351,062             $5,902,966
                                 ===========             ==========

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES
-------------------------------------------

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided various professional services and facilities usage to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $133,029 for professional fees, facility usage and reimbursable expenses for the thirteen weeks ended May 28, 2005 and $145,013 for the thirteen weeks ended May 29, 2004. At May 28, 2005, and February 28, 2005, the Company owed THGLLP $0 and $28,341, respectively, which is reflected in accrued expenses. A Managing Member of HACI (pre-Merger), is a founding Partner and is currently a non-active partner in THGLLP. THGLLP ceased providing facilities to the Company in June 2005.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. A member of the Board of Directors of Cenuco (effective May 20, 2005) is a Managing Member of ZVLLC. For the thirteen weeks ended May 28, 2005 and May 29, 2004, ZVLLC invoiced the Company $19,078 and $10,946, respectively. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at May 28, 2005 and February 28, 2005 totaled $2,559 and $0, respectively.

Another member of the Board of Directors of Cenuco, Inc. (effective May 20,
2005) provided consulting services to the Company totaling $5,000 for the thirteen weeks ended May 28, 2005. Effective May 20, 2005, the date of the Merger, this member of the Board of Directors ceased providing consulting services to the Company. These consulting services were paid in full by the Company as of May 28, 2005.

The Company's management believes the charges for the above related party services and facilities are consistent with those that would be paid to independent third parties.

NOTE 13 - SUPPLEMENTAL PRO FORMA INFORMATION
--------------------------------------------

The following discloses the results of operations (excluding discontinued operations) for the current interim period (and corresponding period in the preceding year) as though the Merger had been completed as of March 1, the beginning of the period. The combined results consist of the thirteen weeks ended May 28, 2005 and May 29, 2004 for the HBC division and the three months ended June 30, 2005 and 2004 for WAD division.

                                            13 weeks ended        13 weeks ended
                                            May 28/June 30        May 29/June 30
                                                 2005                  2004
                                                 ----                  ----

Net sales ............................       $17,419,029            $17,600,763
Net loss .............................       $(3,006,645)           $(3,084,505)
Amortization of intangibles included
 in net loss .........................           107,588                107,588
Loss per common share- basic and
 diluted .............................       $      (.22)           $      (.22)
Weighted average shares ..............        13,750,556             13,750,556

Transaction fees related to Merger of $375,000 are included in net loss for the 13 weeks ended May 28/June 30, 2005.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

   o On October 10, 2005 the Company entered into agreements with Prencen, LLC, Highgate House Funds and Cornell Capital Partners for equity and convertible debt financing to be used in connection with the acquisition of a series of leading brands from a leading Consumer Products company (the "Asset Acquisition"), the refinancing of existing debt, and general working capital purposes. This financing facility (the "New Financing") includes three elements: (i) proceeds of $25 million in connection with the sale of shares of a new series of participating preferred stock at a price of $3.80 per share, convertible into an aggregate of 6,578,947 shares of common stock, subject to certain restrictions on conversion, along with the issuance of warrants exercisable for a period of 5 years to acquire an aggregate of 1,973,684 shares of common stock at an exercise price of $4.37 per share, (ii) proceeds of $40 million in connection with the issuance of a 24 month secured debenture, convertible into common stock at any time at a conversion price at $4.56 per share, bearing interest at 12% per annum, along with warrants ("Debt Warrants") exercisable for a period of 5 years to acquire 1,052,631 shares of common stock at an exercise price of $4.56 per share, and (iii) a standby equity subscription facility, providing for the sale of up to $100 million in common stock of Cenuco at 98% of the then current market price (as defined). The exercise price of the Debt Warrants noted above is subject to a discount to $0.95 per share in the event certain conditions of default are triggered under the secured debenture financing agreement. Funding under the New Financing will not be available until the completion of various corporate and securities law requirements, including a vote of the Company's shareholders to approve the issuance of the common stock and convertible securities in connection with the New Financing. Prior to that date, the Company anticipates entering into a bridge loan facility for $65 million with the same parties involved in the New Financing for purposes of closing on the Asset Acquisition and paying existing indebtedness as described below. The Company anticipates finalizing the bridge loan facility prior to October 21, 2005.

      Of the $65 million in proceeds received from the bridge loan facility, $45 million will be used in connection with the $60 million Asset Acquisition, with the balance of the consideration in the form of a three-year, $15 million promissory note payable to the seller. The Asset Acquisition is expected to be signed at the time of finalizing the bridge facility. The remaining $20 million of proceeds from the bridge facility will be used to
      (i) repay approximately $10 million of existing funded debt and related interest, (ii) pay $5 million for costs associated with the New Financing and the Asset Acquisition and (iii) provide $5 million for working capital purposes.

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

EXECUTIVE SUMMARY

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc., ("Cenuco" or the "Company") merged (the "Merger") with Hermes Acquisition Company I LLC, a limited liability company organized on April 25, 2003 under the laws of the State of Delaware ("HACI"). As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander Co., Inc., a Delaware corporation ("Lander US"), Hermes Real Estate I LLC, a New York limited liability company ("HREI"), and Lander Co. Canada Limited, an Ontario corporation ("Lander Canada") and together with Lander US and HREI, became wholly owned subsidiaries of Cenuco. HREI became a wholly owned subsidiary of HACI on March 1, 2005. Prior thereto, HACI and HREI had the same ownership.

For accounting purposes, HACI is considered the acquirer in a reverse transaction and consequently the Merger will be treated as a recapitalization of HACI. Thus, HACI's financial statements are the historical financial statements of the post-Merger entity.

Effective May 20, 2005, Cenuco, Inc has two business divisions, (1) Health & Beauty Care (HBC) and (2) Wireless Application Development (WAD).

HEALTH AND BEAUTY CARE (HBC)

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

WIRELESS APPLICATION DEVELOPMENT (WAD)

The primary focus of the Wireless Application Development is on wireless application development. This segment is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, the Company provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products that can generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services.

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

The technology group's partnerships and affiliates include: Intel Corporation, Microsoft Corporation, Qualcomm, Tyco, and other leading technology organizations. These relationships allow Cenuco technology access to new emerging technologies provided by these firms, as well as co-operative marketing programs, providing us access to significant resources in the wireless remote monitoring market.

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

Cenuco's accounting policies are discussed in note 2 to the consolidated financial statements in this report. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

Trade Receivables

Cenuco makes judgments about the credit worthiness of both current and prospective customers based on ongoing credit evaluations performed by the Company's credit department. These evaluations include, but are not limited to, reviewing customers' prior payment history, analyzing credit applications, monitoring the aging of receivables from current customers and reviewing financial statements, if applicable. The allowance for doubtful accounts is developed based on several factors including overall customer credit quality, historical write-off experience and a specific account analysis that project the ultimate collectibility of the accounts. As such, these factors may change over time causing the reserve level to adjust accordingly. When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the consolidated statements of operations and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the trade receivable amount and reducing the allowance for doubtful accounts accordingly.

At May 28, 2005, there were approximately $9.6 million in gross outstanding trade receivables and $0.6 million recorded in the allowance for doubtful accounts to cover potential future customer non-payments. At February 28, 2005, there were approximately $8.5 million in gross outstanding trade receivables and $0.5 million recorded in the allowance for doubtful accounts. If economic conditions deteriorate significantly or if one of the Company's large customers were to declare bankruptcy, a larger allowance for doubtful accounts might be necessary.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out) or market and include appropriate elements of material, labor and overhead. The Company's policy is to evaluate all inventory quantities for amounts on-hand that are potentially in excess of estimated usage requirements, and to write down any excess quantities to estimated net realizable value. Inherent in the estimates of net realizable values are management's estimates related to the Company's future manufacturing schedules and customer demand. Management has managed these risks in the past and believes that it can manage them in the future, however, operating margins may suffer if they are unable to effectively manage these risks. At May 28, 2005, the Company had recorded gross inventory of approximately $9.0 million. This compared to $8.7 million at February 28, 2005.

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

The Company's most significant long-lived assets, exclusive of goodwill, subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.9 million at May 28, 2005. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill: As a result of the Merger and reverse acquisition of assets (Note 1), the Company recorded Goodwill of $36,126,655. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company will perform the impairment test as required.

Other intangibles: As a result of the Merger and reverse acquisition of assets (Note 1), the Company acquired customers list for $2,000,000 and a brand name for $473,025. These intangible assets will be amortized over the expected useful life.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company uses an estimate of its annual effective rate at each interim period based on the facts and circumstances known at the time, while the actual effective rate is calculated at year-end. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In accessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at May 28, 2005 and February 28, 2005 has been estimated by management due to the uncertainty that future income will be realized.

THIRTEEN WEEKS ENDED MAY 28, 2005 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 29, 2004

REVENUES

Net revenues for the thirteen weeks ended May 28, 2005 (the "Quarter") declined 1.2% when compared to net revenues for the thirteen weeks ended May 29, 2004. The decrease resulted from the erosion of the dollar customer business, offset partially by increased sales to select major retailers due to introductions of new product offerings.

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

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses amounted to $2.7 million for the thirteen weeks ended May 28, 2005 compared to $2.5 million for the thirteen weeks ended May 29, 2004 and as a percent of revenue increased to 15.6% in 2005 from 14.5% in 2004. This increase included a one time promotional allowance to a major retailer of $.1 million, which is projected to positively impact revenue during the balance of the year. Furthermore, in connection with the current and future higher margin product introduction as well as brand acquisitions, a consulting firm was engaged to assist in the solidification of our strategic plan that represented an additional one-time charge to income in the amount of $.1 million. In addition, as a result of the merger on May 20, 2005, the Selling and administrative expense of $2.7 million includes $.1 million of selling and administrative expenses related to WAD division.

OTHER FINANCIAL ITEMS

Net loss per share

For purposes of computing loss per share, the Company's net loss is allocated between the two classes of stock, common stock and Series A Preferred. The allocation between each class is based upon the two-class method. The following table shows how the net loss was allocated using the two-class method:

                                                 For the thirteen weeks ended
                                               May 28, 2005         May 29, 2004
                                               ------------         ------------
Allocation of net loss

Basic and Diluted:
- Common Stock                                 $ $(294,496)          $       -
- Series A Preferred                            (1,833,994)           (322,643)
                                               -----------           ---------

Net loss                                       $(2,128,490)          $(322,643)
                                               ===========           =========

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

Weighted average number of Common
Stock shares - basic and diluted                13,750,556                   -

Weighted average number of Series A
Preferred shares - basic and diluted                 2,554               2,554

Basic and diluted net loss per share
 - common                                      $     (0.02)          $       -

Basic and diluted net loss per share
 - Series A Preferred                          $      (718)          $    (126)

LIQUIDITY AND CAPITAL RESOURCES

Revolver

The Company is a party to a revolving credit facility with a financial institution expiring June 30, 2006. The credit facility provides for borrowings for working capital, fixed assets and other operating requirements. See Note 5 to Financial Statements for details.

On May 28, 2005, the amount of availability was $764,564. On February 28, 2005, the amount of availability was $567,995.

Cash Flow

Net cash used in operating activities was $2.5 million. Items contributing to negative operating cash flow consisted of net income loss of $2.1 million less non-cash expenses of $.3 million, increases in accounts receivable of $1.0 million, increases in inventory of $.3 million and increases in other assets of $.3 million, offset by an increase in accounts payable and other liabilities of $.9 million.

Net cash provided by (used in) investing activities amounted to $5,914,090 for the thirteen weeks ended May 28, 2005 compared to $(152,171) for the thirteen weeks ended May 29, 2004. The major activity consists of proceeds of $6,002,607 from the cash received a a result of the reverse acquisition of Cenuco. Other minor activity includes proceeds from a note receivable less amounts expended for capital expenditures for the purchase of equipment to meet current and expected sales demand. Cash was also expended for deferred expenditures related to acquisitions.

Net cash provided by financing activities for the thirteen weeks ended May 28, 2005 amounted to $1,939,518 compared to cash provided by financing activities for the thirteen weeks ended May 29, 2004 of $1,099,112. The majority of the proceeds are borrowings under the Company's line of credit, less debt payments.

AT MAY 28, 2005, CENUCO HAD CASH AND CASH EQUIVALENTS OF $5.4 MILLION. MANAGEMENT BELIEVES THIS COMBINED WITH AVAILABILITY FROM THE REVOLVER OF $.6 MILLION AND OTHER FINANCING SOURCES AVAILABLE TO THE COMPANY PROVIDES CENUCO WITH SUFFICIENT OPERATING LIQUIDITY.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided various professional services and facilities usage to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $133,029 for professional fees, facility usage and reimbursable expenses for the thirteen weeks ended May 28, 2005 and $145,013 for the thirteen weeks ended May 29, 2004. At May 28, 2005, and February 28, 2005, the Company owed THGLLP $0 and $28,341, respectively, which is reflected in accrued expenses. A Managing Member of HACI (pre-Merger), is a founding Partner and is currently a non-active partner in THGLLP. THGLLP ceased providing facilities to the Company in June 2005.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. A member of the Board of Directors of Cenuco (effective May 20, 2005) is a Managing Member of ZVLLC. For the thirteen weeks ended May 28, 2005 and May 29, 2004, ZVLLC invoiced the Company $19,078 and $10,946, respectively. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at May 28, 2005 and February 28, 2005 totaled $2,559 and $0, respectively.

Another member of the Board of Directors of Cenuco, Inc. (effective May 20,
2005) provided consulting services to the Company totaling $5,000 for the thirteen weeks ended May 28, 2005. Effective May 20, 2005, the date of the Merger, this member of the Board of Directors ceased providing consulting services to the Company. These consulting services were paid in full by the Company as of May 28, 2005.

The Company's management believes the charges for the above related party services and facilities are consistent with those that would be paid to independent third parties.

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

Long-term debt (Note 5 of Financials Statements)

Long-term debt consists of the following:
                                             MAY 28, 2005      FEBRUARY 28, 2005

Revolving line of credit loans .......       $10,346,187          $ 8,198,935
Machinery and equipment loans ........           978,000            1,039,125
Real estate term loans ...............         1,873,530            1,981,618
Subordinated notes ...................         4,500,000            4,500,000
Capital leases .......................            71,637               85,158
                                             -----------          -----------

                                              17,769,354           15,804,836
Less current portion .................        11,073,187            8,929,540
                                             -----------          -----------

Total ................................       $ 6,696,167          $ 6,875,296
                                             ===========          ===========

In connection with the Acquisitions, HACI/HREI obtained long-term financing commitments (Financing Arrangement) from a financial institution comprised of the following (collectively the Loans):

   o Revolving line of credit facility of $11,000,000 with a three-year term expiring in June 2006. Annual renewals of the facility are available in one-year increments after the initial term. Available borrowings are determined by a borrowing base calculation using eligible receivables and inventories of Lander US and Lander Canada, which are the collateral for this facility. As of May 28, 2005, unused availability under the borrowing base calculation amounted to $764,564. As of February 28, 2005 the unused availability amounted to $567,995. Interest on outstanding balance is payable monthly. For purposes of classifying the outstanding debt in the May 28, 2005 and February 28, 2005 balance sheets, the Company has reflected the $10,346,187 and $8,198,935, respectively, of borrowings under the revolving line of credit facility as a current liability, since it is subject to collection lock-box arrangements and contains a subjective acceleration clause.

   o Machinery and equipment term loans with initial principal amounts aggregating $1,467,000 have six-year amortization terms expiring in June 2009. Such loans are subject to termination upon the expiration of the revolving line of credit and are collateralized by the machinery and equipment of Lander US and Lander Canada. Principal payments aggregating $20,375 plus interest are payable monthly.

   o Real estate term loan with initial principal amount of $2,450,000 has a six-year amortization term expiring in December 2009. Such loan is subject to termination upon the expiration of the revolving line of credit and is collateralized by the Lander US production plant located in Binghamton, New York. Principal payments aggregating $36,029 plus interest are payable monthly.

The interest rates on the Loans bear an annual interest rate of a national bank's prime rate plus 1.25%. HACI/HREI has the option of converting all or a portion of the Loans outstanding to an annual interest rate of the one-, two- or three-month LIBOR rate plus 3.75%. As of May 28, 2005, the national bank prime rate was 6.00% and the one-, two- and three-month LIBOR rates were 3.11%, 3.23%, and 3.33%, respectively. The interest rate on the Loans was 7.25% at May 28, 2005. As of February 28, 2005, the national bank prime rate was 5.50% and the one-, two- and three-month LIBOR rates were 2.72%, 2.80%, and 2.92%, respectively. The interest rate on the Loans was 6.75% at February 28, 2005. To date the Company has not exercised the option of converting the prime rate to LIBOR.

The Loans contain financial and non-financial covenants including a limitation of $1,250,000 on capital expenditures during any fiscal year and maintaining on a monthly basis a fixed charges coverage ratio of no less than 1.0 to 1.0. The fixed charge ratio is calculated by dividing earnings before interest, depreciation and amortization less any unfunded capital expenditures and improvements by fixed charges. Fixed charges include interest expense, capital lease obligations, principal payments on indebtedness and payments for income tax obligations.

HACI/HREI was not in compliance with the fixed charges coverage ratio and the limitation on capital expenditures for fiscal 2004 and fiscal 2005 and through May 28, 2005. In June 2004, December 2004 and July 2005, the Financing Agreement was amended and the events of noncompliance were waived by the financial institution. As part of the third amendment, which was dated July 15, 2005, the fixed charge coverage ratio covenant requirement is only triggered when availability under the revolving line of credit is less than $2,000,000.

As part of the HACI/HREI Acquisition of the Lander US business, HACI also has long term financing from the seller in the form of a $4,500,000 subordinated note ("Seller Note") with a three year term expiring in June 2006. The Seller
Note is subordinate to the Financing Agreement. Interest is payable quarterly at an annual interest rate of 10%. Annual principal payments of $1,166,667 are required under this Seller Note; however a provision permits the Company to defer principal payments if certain financial targets, pursuant to the Financing Arrangement are not achieved by Lander. As a result of the Company not achieving these financial targets in fiscal 2004 and 2005, principal payment due in June 2004 and June 2005 have been deferred until June 2006. Additionally, there is a provision in the Seller Note that permits the deferral of interest payments in the event of non-compliance with certain covenants contained in the Financings Arrangement. Accordingly, HACI has not paid any interest accrued on the Seller Note from July 1, 2004 to date. Accrued interest on the Seller Note totaled $XXX and $297,964 as of May 28, 2005 and February 28, 2005, respectively.

On March 16, 2005, HACI and the seller entered into Settlement and Release Agreement whereby HACI has the option to pay $2,000,000, plus interest at 10%, to satisfy the $4,500,000 principal amount of the Seller Note. In addition, HACI would be required to pay interest accrued on the $4,500,000 Seller Note from July 1, 2004 through March 16, 2005 and interest on the $2,000,000 from March 17, 2005 through the date of payment. Such option is available to HACI up to November 30, 2005. In exchange for this option, HACI has agreed to release the seller from certain claims against and indemnifications of the seller under the agreement for the purchase of Lander US and Lander Canada.

The aggregate maturities of long-term debt are as follows:

             MAY 28, 2005           FEBRUARY 28, 2005

   2006      $ 11,468,455             $  8,929,540
   2007         6,301,068                6,875,296
             ------------             ------------
             $ 17,769,523             $ 15,804,836
             ============             ============

Off Balance Sheet Arrangements and Contractual Obligations

The Company's off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company's other contractual obligations:

Operating leases (Note 8 of Financial Statements)

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

                        MAY 28,        MAY 28,        FEBRUARY       FEBRUARY
                         2005           2005          28, 2005       28, 2005

                        CAPITAL       OPERATING        CAPITAL       OPERATING
                        LEASES         LEASES          LEASES         LEASES

2006 ................  $ 55,210      $   767,072      $ 59,944      $   762,790
2007 ................    19,822          389,428        31,820          342,136
2008 ................         0          264,334             0          282,940
2009 ................         0          206,717             0          207,105
2010 ................         0          204,000             0          204,428
2011 ................         0           51,000             0          102,000
                       --------      -----------      --------      -----------
Total minimum
lease payments ......  $ 75,032      $ 1,882,551      $ 91,764      $ 1,901,399
                                     ===========                    ===========
Less amounts
representing Interest
(at rates ranging
from 5.25% to 8.31%)     (3,395)                        (6,606)
                       --------                       --------
Present value of net
minimum Capital lease
payments ............  $ 71,637                       $ 85,158
                       ========                       ========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as rising commodity costs and weak global economic conditions. Forecasted purchases during the next thirteen weeks are approximately $15 million. An average 2% unfavorable price increase related to the price of oil and other related inflationary raw materials could cost the Company approximately $300,000.

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

PART II. Other Information

Item 1.  Legal Proceedings -Wireless Application Development

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


CENUCO, INC.

By: Joseph A. Falsetti, President & CEO

/s/ Joseph A. Falsetti


By: Brian J. Geiger, Chief Financial Officer

/s/ Brian J. Geiger


Date: October 10, 2005