Form 10-Q
period 2005-08-27
CENUCO INC
filed 2005-10-17
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the fiscal thirteen weeks ended August 27, 2005


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

On August 27, 2005, the issuer had outstanding 13,826,556 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      THIRTEEN WEEKS ENDED AUGUST 27, 2005

                                      INDEX

                                                                            PAGE

PART I.  Financial Information

    Item 1 - Financial Statements ..........................................   3

         Consolidated Balance Sheets
         As of August 27, 2005 (Unaudited) and February 28, 2005 ...........   3

         Consolidated Statements of Operations (Unaudited)
         For the Thirteen and Twenty-Six Weeks ended
         August 27, 2005 and August 28, 2004 ...............................   4

         Consolidated Statement of Stockholders'/Members' Equity (Deficit)
         (Unaudited) For the Twenty-Six Weeks ended August 27, 2005 ........   5

         Consolidated Statements of Cash Flows (Unaudited) For the
         Twenty-Six Weeks ended August 27, 2005 and August 28, 2004 ........   6

         Notes to Consolidated Financial Statements ........................   7

    Item 2 - Management's Discussion and Analysis And
             Results of Operations .........................................   8

    Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk .............................................  27

PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings .............................................  41

    Item 2 - Exhibits ......................................................  41

Signatures .................................................................  42

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                          CENUCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  August 27,       February 28,
                                                     2005              2005
                                                 ------------      ------------
ASSETS
Current Assets:
Cash and cash equivalents ..................     $    431,078      $     31,763
Trade receivables, net of allowance for
 doubtful accounts of $593,880 at August 27,
 2005 and $547,306 at February 28, 2005 ....        8,313,036         8,002,867
Notes receivable, current portion ..........          118,954                 -
Inventories ................................        7,385,019         8,725,952
Prepaid expenses and other .................        1,069,973           564,617
                                                 ------------      ------------
Total current assets .......................       17,318,060        17,325,199
Property, plant and equipment - net ........        5,799,308         6,017,533
Goodwill ...................................       36,501,655                 -
Intangibles - net ..........................        2,355,979                 -
Notes receivable, less current portion .....          559,655                 -
Other assets, net ..........................        1,159,601           692,817
                                                 ------------      ------------
Total assets ...............................     $ 63,694,258      $ 24,035,549
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable ...........................     $ 10,667,927      $ 10,541,956
Accrued expenses ...........................        3,009,803         2,845,485
Current portion of long-tem debt ...........        7,315,945         8,929,540
                                                 ------------      ------------
Total current liabilities ..................       20,993,675        22,316,981
Long-term debt, less current portion .......        6,509,982         6,875,296
Long-term pension obligation ...............          731,361           673,328
Other liabilities ..........................          224,601                 -
                                                 ------------      ------------
Total liabilities ..........................       28,459,619        29,865,605

Stockholders' equity:

Preferred stock, par value $.001 per share;
 Authorized 1,000,000 shares; issued
 2,553.6746 shares at August 27, 2005;
 no shares issued at February 28, 2005 .....                3                 -
Common stock, par value $.001 per share;
 Authorized 25,000,000 shares; issued
 13,826,556 shares at August 27, 2005;
 no shares issued at February 28, 2005 .....           13,827                 -
Additional paid in capital .................       37,851,653                 -
Accumulated deficit ........................       (2,479,506)                -
Members' contribution ......................                -             2,000
Accumulated members' loss ..................                -        (5,707,597)
Accumulated comprehensive loss .............         (151,338)         (124,459)
                                                 ------------      ------------
Total stockholders' equity (deficit) .......       35,234,639        (5,830,056)

                                                 ------------      ------------
Total liabilities and stockholders' equity .     $ 63,694,258      $ 24,035,549
                                                 ============      ============

           See accompanying notes to consolidated financial statements

                                        CENUCO, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                      Thirteen weeks ended         Twenty-six weeks ended
                                                  Aug 27, 2005   Aug 28, 2004   Aug 27, 2005   Aug 28, 2004
                                                  ------------   ------------   ------------   ------------
Net Sales ......................................  $ 16,840,788   $ 16,472,447   $ 34,191,849   $ 34,011,315
Costs of Sales .................................    15,600,019     14,768,475     31,899,543     29,729,003

                                                  ------------   ------------   ------------   ------------
Gross Profit ...................................     1,240,769      1,703,972      2,292,306      4,282,312

Operating Expenses:

Selling and  Marketing .........................       876,963        965,829      1,843,865      2,016,392
General and Administrative .....................     2,332,610      1,454,188      4,068,493      2,941,587
                                                  ------------   ------------   ------------   ------------
Total Operating Expenses .......................     3,209,573      2,420,017      5,912,358      4,957,979

Loss from operations ...........................    (1,968,804)      (716,045)    (3,620,052)      (675,667)

Other income, net ..............................       152,655        112,894         72,173         62,106
Interest expense, net ..........................      (368,861)      (326,378)      (765,621)      (638,610)
                                                  ------------   ------------   ------------   ------------
Total other/interest expense ...................      (216,206)      (213,484)      (693,448)      (576,504)

                                                  ------------   ------------   ------------   ------------
Loss before Income Taxes .......................    (2,185,010)      (929,529)    (4,313,500)    (1,252,171)
Income taxes ...................................             -              -              -              -
                                                  ------------   ------------   ------------   ------------
Net loss .......................................  $ (2,185,010)  $   (929,529)  $ (4,313,500)  $ (1,252,171)
                                                  ============   ============   ============   ============


Basic and diluted net loss per share - common ..  $      (0.16)  $          -   $      (0.18)  $          -
Basic and diluted net loss per share - preferred  $          -   $       (364)  $       (718)  $       (490)
(see Note 10)

Shares used in computing net loss per share:

  Basic and diluted - common ...................    13,768,930              -     13,734,420              -
  Basic and diluted - preferred ................         2,554          2,554          2,554          2,554
  (see Note 10)

                        See accompanying notes to consolidated financial statements.

                                                      4

                                 Cenuco, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                        For the twenty-six weeks ended August 27, 2005


                         Series A
                         Preferred                                Additional     Accumulated
                           Stock            Common Stock           Paid-In      Stockholders'
                       Shares     $       Shares         $         Capital         Deficit
                       -------    --    ----------    -------    -----------    -------------
BALANCE AT
FEBRUARY 28, 2005 ....       -    $-             -    $     -    $         -     $         -

Other Comprehensive
Loss:

Foreign currency
translation ..........       -     -             -          -              -               -

Net loss to date of
recapitalization and
Merger ...............       -     -             -          -              -               -

Net loss subsequent
to Merger ............       -     -             -          -              -      (2,479,506)

Total Comprehensive
Loss:

Conversion from
LLC to Corporation ... 2,553.7     3             -          -     (7,541,591)              -

Exercise of warrants .       -     -        76,000         76         75,924

Reverse acquisition
of Cenuco, Inc. ......       -     -    13,750,556     13,751     45,317,320               -
                       -------    --    ----------    -------    -----------     -----------

BALANCE AT
AUGUST 27, 2005 ...... 2,553.7    $3    13,826,556    $13,827    $37,851,653     $(2,479,506)
                       =======    ==    ==========    =======    ===========     ===========

                                                                                  continued
                 See accompanying notes to consolidated financial statements.

                                              5A

                                 Cenuco, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                        For the twenty-six weeks ended August 27, 2005
                                           continued
                                                                                  Total
                                                            Accumulated       Stockholders'
                                          Accumulated          Other           / Members'
                          Members'          Members'       Comprehensive         Equity
                       Contributions          Loss             Loss             (Deficit)
                       -------------      -----------      -------------      -------------
BALANCE AT
FEBRUARY 28, 2005 ....    $ 2,000         $(5,707,597)       $(124,459)       $ (5,830,056)
                                                                              ------------

Other Comprehensive
Loss:

Foreign currency
translation ..........          -                   -          (26,879)            (26,879)

Net loss to date of
recapitalization and
Merger ...............          -          (1,833,994)               -          (1,833,994)

Net loss subsequent
to Merger ............          -                   -                -          (2,479,506)
                                                                              ------------
Total Comprehensive
Loss: ................                                                          (4,340,379)
                                                                              ------------
Conversion from
LLC to Corporation ...          -           7,541,591                -                   3

Exercise of warrants .          -                   -                -              76,000

Reverse acquisition
of Cenuco, Inc. ......     (2,000)                  -                -          45,329,071
                          -------         -----------        ---------        ------------

BALANCE AT
AUGUST 27, 2005 ......    $     -         $         -        $(151,338)       $ 35,234,639
                          =======         ===========        =========        ============

                 See accompanying notes to consolidated financial statements.

                                              5B

                                 CENUCO, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                     Twenty-six weeks ended
                                                                  Aug 27, 2005    Aug 28, 2004
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .....................................................    ($4,313,500)    ($1,252,171)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation and amortization ................................        590,947         493,243
Provision for bad debts ......................................        160,647         145,745
Amortization of deferred financing costs .....................        109,132          73,488
Changes in operating assets and liabilities:
    Accounts receivable ......................................       (330,705)       (718,288)
    Inventories ..............................................      1,340,933          83,374
    Prepaid expenses  and other ..............................       (642,470)       (340,281)
    Other assets .............................................       (535,815)         (8,927)
    Accounts payable .........................................        (14,140)      1,325,616
    Accrued expenses .........................................        164,317        (176,166)
    Long-term pension obligations ............................         58,033           9,713
                                                                  -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES ........................     (3,412,621)       (364,654)
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Net increase in cash from reverse acquistion of Cenuco .....      6,235,441               -
  Proceeds from note receivable ..............................        200,000               -
  Deferred acquisition costs .................................       (343,041)              -
  Purchase of property, plant and equipment ..................       (255,676)       (343,016)
                                                                  -----------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........      5,836,724        (343,016)
                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (repayments) borrowings under line of credit ...........     (1,607,348)      1,117,931
  Deferred financing costs ...................................        (95,000)        (43,750)
  Repayments of long-term debt ...............................       (338,426)       (338,426)
  Repayments of capital leases ...............................        (33,135)        (30,703)
  Proceeds from exercise of warrants .........................         76,000               -
                                                                  -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........     (1,997,909)        705,052
                                                                  -----------     -----------
Effect of exchange rates on cash .............................        (26,879)          2,618
                                                                  -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................        399,315               -
Cash and cash equivalents at beginning of period .............         31,763           1,828
                                                                  -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................    $   431,078     $     1,828
                                                                  ===========     ===========


Supplemental disclosures of cash flow information:

Cash paid for interest .......................................    $   444,777     $   572,612
Reverse merger, excluding cash acquired (see Note 1):
  Estimated fair value of tangible assets acquired ...........    $ 1,199,715               -

  Goodwill and identifiable intangible assets acquired .......     38,974,680               -
  Liabilities assumed ........................................       (473,590)              -
                                                                  -----------     -----------
  Net assets obtained in reverse merger transaction ..........    $39,700,805               -
                                                                  ===========     ===========

                 See accompanying notes to consolidated financial statements.

                                               6

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           August 27, 2005 (Unaudited)

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has determined the estimated fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated value of the assets acquired less liabilities has been allocated as shown below:

The allocation of Purchase Price is as follows:

Cash and cash equivalents ....................................     $  6,002,887
Other current assets .........................................          496,526
                                                                   ------------
Total current assets .........................................        6,499,413
Property, plant, and equipment ...............................          111,382
Goodwill .....................................................       36,501,655
Intangibles ..................................................        2,473,025
Other Assets .................................................          591,807
                                                                   ------------
               Total assets acquired .........................       46,177,282
                                                                   ------------
               Total liabilities assumed .....................         (473,590)
                                                                   ------------
               Estimated fair value of net assets acquired ...     $ 45,703,692
                                                                   ============

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

HACI was formed to acquire the business activities of Lander US and Lander Canada. Effective May 31, 2003, HACI purchased certain assets and assumed certain liabilities associated with the Lander US business operations and acquired 100% of the outstanding stock of Lander Canada for an aggregate purchase price of $11,091,456, including acquisition costs of $1,160,456. In addition, HREI purchased the Lander US production plant located in Binghamton, New York for a purchase price of $3,304,864, including acquisition costs of $254,864, on October 15, 2003 (collectively the "Acquisitions"). Property, plant and equipment was recorded at fair value reduced by the excess of fair value of net assets acquired over the purchase price of $1,095,813. In accounting for these acquisitions, the Company followed the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This Statement requires the purchase method of accounting be used for all business combinations and provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. On March 1, 2005, HREI became a wholly owned subsidiary of HACI. Prior thereto, HACI an HREI had the same ownership.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
-----------------------------------------------------------------------------

The accompanying unaudited financial statements of Cenuco as of and for the thirteen and twenty-six weeks ended August 27, 2005 and August 28, 2004 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the respective interim periods are not necessarily indicative of results to be expected for the full year.

A summary of the Cenuco's significant accounting policies follows:

Basis of Consolidation: The accompanying consolidated financial statements include the accounts of Cenuco, Inc. and subsidiaries. All intercompany accounts have been eliminated in consolidation.

Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

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

Goodwill and Other Intangibles: As a result of the Merger (see Note 1), the Company recorded goodwill of $36,501,655, customer lists of $2,000,000 and a brand name of $473,025. Goodwill represents the excess of cost over the fair value of net assets acquired. SFAS 142, "Goodwill and Other Intangible Assets", requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The Company's preliminary estimate of the useful lives of the customer lists and brand name is five and fifteen years, respectively. Amortization expense of the Company's customer list and brand name totaled $117,046 for the thirteen and twenty-six weeks ended August 27, 2005. There was no amortization expense on these intangible assets in prior periods.

Other Assets, Net: Other assets, net consist of deferred costs for specific acquisitions expected to close in the near term and deferred financing costs that are being amortized using the straight-line method over the expected term of the revolving line of credit. Amortization expense related to deferred financing costs was $58,586 and $109,132, respectively, for the thirteen and twenty-six weeks ended August 27, 2005 and $58,586 and $109,132, respectively, for the thirteen and twenty-six weeks ended August 28, 2004.

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

Amounts billed to customers related to shipping and handling are included in net sales. The cost of shipping products to the customer is recognized at the time the products are shipped and included in cost of sales.

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

Five trade customers comprised 51% and 48% respectively of Cenuco's net sales, (with two customers comprising approximately 42% and 40% respectively) for the thirteen and twenty-six weeks ended August 27, 2005. At August 27, 2005 the same five trade customers represented 56% of receivables, with one customers comprising 43%.

Five trade customers comprised 42% and 44% respectively of Cenuco's net sales, (with two customers comprising approximately 33% and 37% respectively) for the thirteen and twenty-six weeks ended August 28, 2004. At August 28, 2004 the same five trade customers represented 44% of receivables, with one customer comprising 29%.

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

In accessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at August 27, 2005 and February 28, 2005 has been recorded by management due to the uncertainty that future income will be realized.

Earnings per share: Emerging Issues Task Force ("EITF") 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6") provides guidance in determining when the two-class method, as defined in SFAS No. 128, "Earnings per Share" must be utilized in calculating earnings per share by a Company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Under the two-class method earnings are allocated to common stock and participating securities to the extent that each security may share in such earnings and as if such earnings for the period had been distributed. Under the two-class method losses are allocated to participating securities to the extent that such security is obligated to fund the losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. In accordance with EITF 03-6, basic earnings per share for the Company's common stock and Series A Junior Participating Preferred Stock ("Series A Preferred") is calculated by dividing net loss allocated to common stock and Series A Preferred by the weighted average number of shares of common stock and Series A Preferred outstanding, respectively. Diluted earnings per share for the Company's common stock is calculated similarly, except that the calculation includes the effect, if dilutive, of the assumed exercise of stock options issuable under the Company's stock-based employee compensation plan and the assumption of the conversion of all of the Company's Series A Preferred stock to common stock. Basic and diluted loss per share for the Company's common stock is calculated by dividing the net loss for the period during which such shares were outstanding by the weighted average number of shares outstanding. No losses are allocated to the Series A Preferred for the period during which the Company's common stock is outstanding since the holders of the Series A Preferred are not obligated to share in the Company's losses as described above.

NOTE 3 - INVENTORIES
--------------------

Inventory consists of the following:

                                           AUGUST 27, 2005     FEBRUARY 28, 2005

Raw materials ......................         $ 3,281,674          $ 2,900,803
Finished goods .....................           4,103,345            5,821,149
                                             -----------          -----------

                                             $ 7,385,019          $ 8,725,952
                                             ===========          ===========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following:

                                           AUGUST 27, 2005     FEBRUARY 28, 2005

Land ...............................         $   660,000          $   660,000
Computer equipment and software ....             917,004              890,020
Furniture and fixtures .............             252,797              252,717
Building ...........................           2,644,864            2,644,864
Machinery and equipment ............           3,178,707            2,961,469
Dies and molds .....................              75,864               75,731
Leasehold improvements .............             120,472              118,571
Construction in progress ...........              78,052               77,959
                                             -----------          -----------

                                               7,927,760            7,681,331

Less accumulated depreciation and
 amortization ......................          (2,128,452)          (1,663,798)
                                             -----------          -----------

                                             $ 5,799,308          $ 6,017,533
                                             ===========          ===========

Depreciation and amortization expense related to property, plant and equipment totaled $350,826 and $590,947, respectively for the thirteen and twenty-six weeks ended August 27, 2005 and $246,256 and $493,243, respectively, for the thirteen and twenty-six weeks ended August 26, 2004.

As of August 27, 2005 and February 28, 2005, machinery and equipment includes assets under capital leases totaling $153,559. Accumulated amortization on the capital leases totaled $31,992 and $24,314 as of August 27, 2005 and February 28, 2005, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the thirteen and twenty-six weeks ended August 27, 2005 and August 28, 2004.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                           AUGUST 27, 2005     FEBRUARY 28, 2005

Revolving line of credit loans .....         $ 6,591,587          $ 8,198,935
Machinery and equipment loans ......             916,875            1,039,125
Real estate term loans .............           1,765,441            1,981,618
Subordinated notes .................           4,500,000            4,500,000
Capital leases .....................              55,752               85,158
                                             -----------          -----------

                                              13,829,655           15,804,836
Less current portion ...............           7,268,440            8,929,540
                                             -----------          -----------

                                             $ 6,561,215          $ 6,875,296
                                             ===========          ===========

In connection with the Acquisitions, HACI/HREI obtained long-term financing commitments (Financing Arrangement) from a financial institution comprised of the following (collectively the Loans):

   o Revolving line of credit facility of $11,000,000 with a three-year term expiring in June 2006. Annual renewals of the facility are available in one-year increments after the initial term. Available borrowings are determined by a borrowing base calculation using eligible receivables and inventories of Lander US and Lander Canada, which are the collateral for this facility. As of August 27, 2005, unused availability under the borrowing base calculation amounted to $2,841,273. As of February 28, 2005 the unused availability amounted to $567,995. Interest on outstanding balance is payable monthly. For purposes of classifying the outstanding debt in the August 27, 2005 and February 28, 2005 balance sheets, the Company has reflected the $6,591,587 and $8,198,935, respectively, of borrowings under the revolving line of credit facility as a current liability, since it is subject to collection lock-box arrangements and contains a subjective acceleration clause.

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

The interest rates on the Loans bear an annual interest rate of a national bank's prime rate plus 1.25%. HACI/HREI has the option of converting all or a portion of the Loans outstanding to an annual interest rate of the one-, two- or three-month LIBOR rate plus 3.75%. As of August 27, 2005, the national bank prime rate was 6.50% and the one-, two- and three-month LIBOR rates were 3.67%, 3.76%, and 3.86%, respectively. The interest rate on the Loans was 7.75% at August 27, 2005. As of August 28, 2004, the national bank prime rate was 4.50% and the one-, two- and three-month LIBOR rates were 1.65%, 1.72%, and 1.79%, respectively. The interest rate on the Loans was 5.75% at August 28, 2004.

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

HACI/HREI was not in compliance with the fixed charges coverage ratio and the limitation on capital expenditures for fiscal 2004 and fiscal 2005 and through July 15, 2005. In June 2004, December 2004 and July 2005, the Financing Agreement was amended and the events of noncompliance were waived by the financial institution. As part of the third amendment, which was dated July 15, 2005, the fixed charge ratio covenant requirement is only triggered when availability under the revolving line of credit is less than $2,000,000.

As part of the HACI/HREI Acquisition of the Lander US business, HACI also has long term financing from the seller in the form of a $4,500,000 subordinated note ("Seller Note") with a three year term expiring in June 2006. The Seller
Note is subordinate to the Financing Agreement. Interest is payable quarterly at an annual interest rate of 10%. Annual principal payments of $1,166,667 are required under this Seller Note; however a provision permits the Company to defer principal payments if certain financial targets, pursuant to the Financing Arrangement are not achieved by Lander. As a result of the Company not achieving these financial targets in fiscal 2004 and 2005, principal payment due in June 2004 and June 2005 have been deferred until June 2006. Additionally, there is a provision in the Seller Note that permits the deferral of interest payments in the event of non-compliance with certain covenants contained in the Financings Arrangement. Accordingly, HACI has not paid any interest accrued on the Seller Note from July 1, 2004 to date. Accrued interest on the Seller Note totaled $522,964 and $297,964 as of August 27, 2005 and February 28, 2005, respectively.

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

The aggregate maturities of long-term debt are as follows:

            AUGUST 27, 2005         FEBRUARY 28, 2005

   2006      $  7,268,440             $  8,929,540
   2007         6,561,215                6,875,296
             ------------             ------------
             $ 13,825,927             $ 15,804,836
             ============             ============

NOTE 6 - PENSION AND 401(k) PLANS
---------------------------------

Pension Plan:
-------------

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
                                                    ===========     ===========     ===========

As of February 28, 2005, the accumulated benefit obligation was $1,847,272 for the US Plan and $2,305,779 for the Canadian Plan.

Amounts recognized in the combined balance sheet as of February 28, 2005 consist of:

                                                         US            Canada          Total
                                                         --            ------          -----
Current portion of accrued benefit liability,
included in accrued expenses ...................    $  (120,000)    $  (187,543)    $  (307,543)
Long term portion of accrued benefit liability,
 included in other long term liabilities .......    $  (137,686)    $  (535,642)    $  (673,328)
                                                    -----------     -----------     -----------
Net amount recognized ..........................    $  (257,686)    $  (723,185)    $   980,871
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

Plan(s) Assets
--------------

The weighted-average asset allocation of the US and Canadian pension benefits at February 28, 2005 were as follows:

                                                         US            Canada
                                                         --            ------
Equity Securities ..............................          0%             60%
Debt securities ................................        100%             40%
                                                        ---             ---
Total ..........................................        100%            100%

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

401(K) Plan
-----------

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

NOTE 7 - INCOME TAXES
---------------------

The significant components of the Company's net deferred tax assets as of February 28, 2005 are as follows:

                                      US Dollars
                                      -----------
Deferred tax assets (liabilities):       Total
                                      -----------

Accounts receivable ..............    $   170,000
Inventory ........................        183,000
Fixed asset depreciation and
 amortization ....................       (212,000)
Accrued expenses and other .......        348,000
Net operating loss carry forward .      2,164,000
                                      -----------

 Total deferred tax assets .......    $ 2,653,000

Valuation allowance ..............    $(2,653,000)
                                      -----------

 Net deferred tax assets .........    $         -
                                      ===========

Lander US has a net operating loss carry forward as of February 28, 2005 of approximately $5,524,000 ($4,928,000 for U.S. income tax purposes) which will begin to expire in 2024. The Lander Canada net operating loss carry forward of approximately U.S. $700,000 will begin to expire in 2011.

The deferred tax asset related to the net loss of $4.3 million for the twenty-six weeks ended August 27, 2005 will be fully reserved leading to an increase in the valuation allowance by approximately $1.7 million.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

                        AUGUST         AUGUST         FEBRUARY       FEBRUARY
                       27, 2005       27, 2005        28, 2005       28, 2005

                        CAPITAL       OPERATING        CAPITAL       OPERATING
                        LEASES         LEASES          LEASES         LEASES

2006 ................  $ 25,488      $   366,725      $ 59,944      $   762,790
2007 ................    31,949          441,877        31,820          342,136
2008 ................         0          342,262             0          282,940
2009 ................         0          210,962             0          207,105
2010 ................         0          205,746             0          204,428
2011 ................         0          102,000             0          102,000
                       --------      -----------      --------      -----------
Total minimum
lease payments ......  $ 57,437      $ 1,669,572      $ 91,764      $ 1,901,399
                                     ===========                    ===========

Less amounts
representing Interest
(at rates ranging
from 5.25% to 8.31% .    (1,685)                        (6,606)
                       --------                       --------
Present value of net
minimum Capital lease
payments ............  $ 55,752                       $ 85,158
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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. From the date of the Merger to August 27, 2005 no options were issued. If options had been issued, no compensation expense would have been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would not have been changed.

With respect to vesting, as a result of the Merger on May 20, 2005, all previously issued Cenuco options that were unvested on that date became automatically vested.

A summary of the status of the Company's outstanding stock options as of August 27, 2005 and changes since May 28, 2005 is as follows:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                    Shares          Price
                                                   --------        --------
Outstanding at May 28, 2005 .............           556,668        $  1.52
   Granted ..............................                 0           0.00
   Exercised ............................                (0)         (0.00)
   Forfeited ............................                (0)         (0.00)
                                                   --------        -------

Outstanding at August 27, 2005 ..........           556,668        $  1.52
                                                   ========        =======

Options exercisable at end of period ....           556,668        $  1.52
                                                   ========        =======
Weighted-average fair value of options
      granted during the period .........                          $  0.00

The following information applies to options outstanding at August 27, 2005:

                            Options Outstanding         Options Exercisable
                         --------------------------    ---------------------
                          Weighted -
                           Average       Weighted -               Weighted -
Range                     Remaining       Average                   Average
of                       Contractual      Exercise                 Exercise
Prices       Shares      Life (Years)      Price       Shares       Price
------       -------     ------------    ----------    -------    ----------
$0.42         73,332         7.09          $ 0.42       73,332       $0.42
$0.55         40,000         5.59          $ 0.55       40,000       $0.55
$1.15        218,335         8.69          $ 1.15       25,000       $1.15
$1.55         35,001         7.69          $ 1.55       23,333       $1.55
$2.00        130,000         8.69          $ 2.00      113,333       $2.00
$3.71         40,000         8.84          $ 3.71       40,000       $3.71
$4.00         20,000         9.09          $ 4.00       20,000       $4.00
             -------                                   -------
             556,668                                   556,668
             =======                                   =======

Common stock warrants
---------------------

A summary of the status of the Company's outstanding stock warrants granted for services as of August 27, 2005 and changes since May 28, 2005 is as follows:

                                                             Weighted
                                                              Average
                                                             Exercise
                                                 Shares        Price
                                                ---------    --------
Outstanding at May 28, 2005 ................    2,230,044    $   3.96
Granted ....................................            -           -
Exercised ..................................      (76,000)      (1.00)
Forfeited ..................................            -           -
                                                ---------    --------

Outstanding at August 27, 2005 .............    2,154,044    $   4.06
                                                =========    ========

Warrants exercisable at August 27,2005 .....    2,154,044    $   4.06
                                                =========    ========

The following information applies to all warrants outstanding at August 27, 2005:

              Warrants Outstanding        Warrants Exercisable
            -------------------------    -----------------------
                          Weighted -
                           Average       Weighted -                 Weighted -
Range                     Remaining       Average                     Average
of                       Contractual      Exercise                   Exercise
Prices        Shares     Life (Years)      Price         Shares       Price
--------    ---------    ------------    ----------    ---------    ----------
$1.00         325,500        3.49          $ 1.00        325,500       1.00
$4.00         105,784        4.09          $ 4.00        105,784       4.00
$4.50       1,372,760        3.97          $ 4.50      1,372,760       4.50
$5.00 to
$6.50         350,000        4.09          $ 5.21        350,000       5.21
            ---------
            2,154,044
            =========

NOTE 10 - CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE
---------------------------------------------------------

Capital Structure:

At August 27, 2005, the outstanding share capital of the Company is comprised of: (i) 13,826,556 shares of common stock ("Common Stock"), and (ii) 2,553.7 shares of Series A Junior Participating Preferred Stock (the "Series A Preferred Stock").

The Series A Preferred Stock was issued in connection with the completion of the Merger as described in Note 1 to the consolidated financial statements. The holders of the Series A Preferred Stock are entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. In addition to the dividends payable to the holders of Series A Preferred Stock, the Company shall declare a dividend or distribution on the Series A Preferred Stock equal to any amount declared on the Common Stock. Holders of the Series A Preferred Stock (using the number of common shares into which each share of Series A Preferred Stock is convertible) and the holders of Common Stock vote together as one class on all matters submitted to a vote of stockholders of the Company provided however that the holders of the Series A Preferred Stock are not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to liquidation preferences over all other classes of capital stock. The holders of Series A Preferred Stock shall receive an amount equal to $1,000 per share of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution of holders of any other class of capital stock. If the assets available for distribution are sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Series A Preferred Stock shall share equally with holder of the Common Stock on a per share basis (using the number of common shares into which each share of Series A Preferred Stock is convertible). Each share of Series A Preferred Stock carries the voting rights on a basis such that the rights of the Series A Preferred Stock as a whole correspond to 65 percent of the aggregate rights of the Series A Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company's authorized share capital, each share of Series A Preferred Stock will automatically convert into shares of Common Stock on such a basis that, following conversion, the holders of the Series A Preferred Stock will hold the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion. The Series A Preferred Stock is not redeemable.

Net loss per share:

For purposes of computing loss per share, the Company's net loss is allocated between the two classes of stock, common stock and Series A Preferred. The allocation between each class is based upon the two-class method. The following table shows how the net loss was allocated using the two-class method:

                                 For the thirteen weeks ended     For the twenty-six weeks ended
                               August 27, 2005  August 27, 2004  August 27, 2005  August 28, 2004
                               ---------------  ---------------  ---------------  ---------------
Allocation of net loss

Basic and Diluted:
- Common Stock ..............    $(2,185,010)     $         -      $(2,479,506)     $         -
- Series A Preferred ........              -         (929,529)      (1,833,994)      (1,252,171)
                                 -----------      -----------      -----------      -----------

Net loss ....................    $(2,185,010)     $  (929,529)     $(4,313,500)     $(1,252,171)
                                 ===========      ===========      ===========      ===========

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              13 weeks ended                26 weeks ended
                                         08/27/05       08/28/04       08/27/05       08/28/04
                                       ------------   ------------   -----------    ------------
Weighted average number of Common
Stock shares - basic and diluted ....    13,768,930              -     13,734,420              -

Weighted average number of Series A
Preferred shares - basic and diluted          2,554          2,554          2,554          2,554

Basic and diluted net loss per share
 - common ...........................  $      (0.16)  $          -   $      (0.18)  $          -

Basic and diluted net loss per share
 - Series A Preferred ...............  $          -   $       (364)  $       (718)  $       (490)

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION
--------------------------------------------

13 WEEKS ENDED AUGUST 27, 2005
------------------------------

DIVISION                    HBC              WAD             TOTAL
                            ---              ---             -----

Revenues                $16,827,000      $    13,788      $16,840,788
Operating loss           (1,470,484)        (381,274)      (1,851,758)
Net loss                 (1,710,064)        (474,946)      (2,185,010)

26 WEEKS ENDED AUGUST 27, 2005
------------------------------

DIVISION                    HBC              WAD             TOTAL
                            ---              ---             -----

Revenues                $34,174,747      $    17,102      $34,191,849
Operating loss           (3,058,503)        (561,549)      (3,620,052)
Net loss                 (3,775,925)        (537,575)      (4,313,500)

Assets                  $23,237,339      $40,456,919      $63,694,258


GEOGRAPHIC
                                                         LONG-LIVED
                                  REVENUES                 ASSETS
                                  --------                 ------
Thirteen weeks ended:
United States                    $10,750,980             $44,069,123
Canada                             4,048,763                 587,819
Other foreign countries            2,041,045                      -
                                 -----------             -----------
Total                            $16,840,788             $44,655,942
                                 ===========             ===========

Twenty-six weeks ended:
United States                    $22,259,799
Canada                             7,778,503
Other foreign countries            4,153,547
                                 -----------
Total                            $34,191,849
                                 ===========

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES
-------------------------------------------

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided various professional services and facilities usage to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $258,807 for professional fees, facility usage and reimbursable expenses for the twenty-six weeks ended August 27, 2005 and $260,151 for the twenty-six weeks ended August 28, 2004. At August 27, 2005, the Company owed THGLLP $29,568. A Managing Member of HACI (pre-Merger), is a founding Partner and is currently a non-active partner in THGLLP. THGLLP ceased providing facilities to the Company in June 2005.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. A member of the Board of Directors of Cenuco (effective May 20, 2005) is a Managing Member of ZVLLC. For the twenty-six weeks ended August 27, 2005, ZVLLC invoiced the Company for $19,078. For the twenty-six weeks ended August 28, 2004, ZVLLC invoiced the Company for $14,959. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at August 27, 2005 was $0.

Another member of the Board of Directors of Cenuco, Inc. (effective May 20,
2005) provided consulting services to the Company. For the twenty-six weeks ended August 27, 2005, he invoiced the Company $5,000. For the twenty-six weeks ended August 28, 2004 he did not invoice the Company. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. The balance due at August 27, 2005 was $0.

The Company's management believes the charges for the above related party services and facilities are consistent with those that would be paid to independent third parties.

NOTE 13 - SUPPLEMENTAL PRO FORMA INFORMATION
--------------------------------------------

The following discloses the results of operations (excluding discontinued operations) for the current interim period (and corresponding period in the preceding year) as though the Merger had been completed as of March 1, the beginning of the period. The combined results consist of the twenty-six weeks ended August 27, 2005 and August 28, 2004.

                                             26 weeks ended       26 weeks ended
                                                August 27            August 28
                                                   2005                 2004
                                             --------------       --------------

Net sales ............................        $ 34,231,886         $ 34,026,057
Loss before extraordinary items ......          (5,114,306)          (3,906,446)
Amortization of intangible assets ....            (215,176)            (215,176)
Net loss .............................        $ (5,299,235)        $ (4,121,622)
Loss per common
share- basic and diluted .............        $       (.39)        $       (.32)
Weighted average shares ..............          13,734,420           13,750,556


NOTE 14 - SUBSEQUENT EVENTS
---------------------------

   o On October 10, 2005 the Company entered into agreements with Prencen, LLC, Highgate House Funds and Cornell Capital Partners for equity and convertible debt financing to be used in connection with the acquisition of a series of leading brands from a leading Consumer Products company (the "Asset Acquisition"), the refinancing of existing debt, and general working capital purposes. This financing facility (the "New Financing") includes three elements: (i) proceeds of $25 million in connection with the sale of shares of a new series of participating preferred stock at a price of $3.80 per share, convertible into an aggregate of 6,578,947 shares of common stock, subject to certain restrictions on conversion, along with the issuance of warrants exercisable for a period of 5 years to acquire an aggregate of 1,973,684 shares of common stock at an exercise price of $4.37 per share, (ii) proceeds of $40 million in connection with the issuance of a 24 month secured debenture, convertible into common stock at any time at a conversion price at $4.56 per share, bearing interest at 12% per annum, along with warrants ("Debt Warrants") exercisable for a period of 5 years to acquire 1,052,631 shares of common stock at an exercise price of $4.56 per share, and (iii) a standby equity subscription facility, providing for the sale of up to $100 million in common stock of Cenuco at 98% of the then current market price (as defined). The exercise price of the Debt Warrants noted above is subject to a discount to $0.95 per share in the event certain conditions of default are triggered under the secured debenture financing agreement. Funding under the New Financing will not be available until the completion of various corporate and securities law requirements, including a vote of the Company's shareholders to approve the issuance of the common stock and convertible securities in connection with the New Financing. Prior to that date, the Company anticipates entering into a bridge loan facility for $65 million for purposes of closing on the Asset Acquisition and paying existing indebtedness. The Company anticipates entering into the bridge loan facility on or about October 21, 2005.

      Of the $65 million in proceeds received from the bridge loan facility, $45 million will be used in connection with the $60 million Asset Acquisition, with the balance of the consideration in the form of a three-year, $15 million promissory note payable to the seller. The Asset Acquisition is expected to be signed on or about October 21, 2005. The remaining $20 million of proceeds from the bridge facility will be used to (i) repay approximately $10 million of existing funded debt and related interest,
      (ii) pay $5 million for costs associated with the New Financing and the Asset Acquisition and (iii) provide approximately $5 million for working capital purposes.

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

Effective May 20, 2005, Cenuco, Inc will contain two business divisions, (1) Health & Beauty Care (HBC) and (2) Wireless Application Development (WAD).

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

Lander's Canadian facility is a 98,000 sq. ft. facility with 80 employees working 24 hours a day in three shifts, five days a week. The hourly employees are represented by the Teamsters, and to the Company's knowledge, labor relations are good. This plant produces private label Health and Beauty Care products for Canada's largest retail and drug stores as well as Lander(R) Brand products sold in the U.S. Lander Canada also produces and sells products domestically under the Lander(R) Brand. Products produced in this plant include lotions and creams, baby products such as shampoo, baby oil, baby powder, mouthwash, and nail polish remover. Additionally, this facility is approved by Health Canada and FDA to manufacture OTC drugs, including antiseptic mouthwash, topical analgesics and vapor rubs.

Both manufacturing facilities have production capacity capable of absorbing additional production requirements for projected volume increases from additional organic sales as well as additional sales from acquisitions with a modest capital investment. In addition, selected products will continue to be manufactured by third party manufacturers. The Company anticipates operating efficiencies in the areas of freight and distribution, raw material procurement, as well as, labor and overhead absorption, which would make sales derived from acquisitions extremely accretive.

Lander Customers
----------------

Approximately 65% of the Company's business is conducted in the United States, 23% in Canada and 12% outside North America. The Company's largest customer is Wal-Mart, which comprises approximately 37% of the business conducted in the U.S. and approximately 35% of the Canadian private label business. Other major customers include Dollar Tree, Family Dollar, Kmart, Bargain Wholesale and Shopper's Drug Mart. Internationally, the Lander products are distributed to 90 countries, including those located in Latin America, Africa, the Middle East, as well as, Mexico and the Philippines.

Industry
--------

Currently, Lander competes primarily within the "extreme value" sector of several major Health and Beauty Care categories: bath additives, skin care, baby care, oral care and hair care products. The brands that management currently targets for acquisition fall within these same Health and Beauty Care categories; however they are priced as premium brands, which can be integrated within our existing infrastructure. According to Information Resources Inc.
(IRI), these product categories in aggregate account for over three billion dollars of retail sales annually in the U.S. alone.

Lander's strategy is to build upon its premium brands both organically and through brand acquisition. One of Lander's existing premium brands, Lander Essentials 3 IN 1, has now been purchased by over 18,000 stores.

WIRELESS APPLICATION DEVELOPMENT (WAD)

The Wireless Application Development ("WAD") segment is engaged in the wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, the Company provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products that can generate an increase in subscribers of wireless data services, as well as broadband Internet services.

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

The technology group's partnerships and affiliates include: Intel Corporation, Microsoft Corporation, Qualcomm, Tyco, and other leading technology organizations. These relationships allow Cenuco access to new emerging technologies provided by these organizations, as well as, co-operative marketing programs, which provides us access to significant resources in the wireless remote monitoring market.

We have the ability to license our proprietary core technology to third party organizations. We initiated discussions with a number of leading technology companies regarding direct embedding of the Company's technologies onto existing security systems, DVR's, DSL or cable modems, routers, IP cameras, and other appliance oriented hardware. Additionally, the Company has successfully licensed its technology to a specialty camera manufacturer and extensive testing continues as we upgrade this specialty camera with our proprietary core technology.

Our WAD segment, with its core proprietary (patent-pending) technology, currently addresses one primary market; security and surveillance. This segment offers software solutions but can also bundle hardware that will allow real-time mobile access to mission-critical data and live video from most Internet enabled personal digital assistants (PDA) or cellular phones, from anywhere world-wide. We have already initiated efforts into delivering content over cellular devices using our existing software.

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

Revenue and expense for the Wireless Application Development division reflects activity from the date of the Merger (May 20, 2005) to August 27, 2005. Prior to the Merger the Wireless Application Development division's financial information and other pertinent information is contained in the 10-Q for the first quarter ended March 31, 2005 filed by Cenuco in May 2005.

THIRTEEN WEEKS ENDED AUGUST 27, 2005 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 28, 2004

REVENUES

Net revenues for the thirteen weeks ended August 27, 2005 increased $368,341 (2.2%) when compared to net revenues for the thirteen weeks ended August 28, 2004.This quarter's volume was favorably impacted by a substantial increase in sales on the Company's expanding line of premium value products which are typically sold at Food, Drug and Mass Merchant outlets. The U.S. sales on these premium products, grew from $2,238,000 in Q2 FY2005 to $4,535,000 in Q2 FY2006 or a 97.4% increase. This increase, however, was offset by a sales reduction of $1,129,000 attributed to the termination of a prior year's marketing and administrative service agreement for the sale of licensed products and a sales decline of $926,000 in the Company's non-focus extreme value business in the United States. Lander's extreme value products are typically sold at a one-dollar retail price point in dollar stores and other low price venues. Additionally, the Company experienced a $300,000 increase in sales for private label products in Canada, offset by a decline in International (exports) sales of $200,000.

GROSS PROFIT

Consolidated gross profit declined by $0.4 million for the thirteen weeks ended August 27, 2005 from $1.7 million for the thirteen weeks ended August 28, 2004. Inflationary increases resulting from rising oil prices impacted commodity pricing resulting in higher raw material prices for surfactants, mineral oil, plastic bottles and caps negatively impacted the quarter by $1.0 million which was partially offset by favorable product mix $.6 million relating to the launch of the premium value Lander Essentials products.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses amounted to $3.2 million for the thirteen weeks ended August 27, 2005 compared to $2.4 million for the thirteen weeks ended August 28, 2004. This increase is primarily attributable to the Merger with Cenuco on May 20, 2005. Selling and administrative costs of Cenuco's WAD division added $0.4 million in total cost to the current period. Salaries and salary related expenses of $0.2 million in conjunction with outside legal, professional and audit fees of $0.3 million are the primary factors contributing to the increase. Sales and marketing expenses are $0.1 million below prior year primarily due to reductions in salary and salary related expenses partially offset by higher broker commissions and promotional expenses related to the launch of the new premium product line "Lander Essentials".

TWENTY-SIX WEEKS ENDED AUGUST 27, 2005 COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 28, 2004

REVENUES

Net revenues for the twenty-six weeks ended August 27, 2005 increased $180,534 (0.5%) when compared to net revenues for the twenty-six weeks ended August 28, 2004. The increase resulted from increased sales to select major retailers due to introductions of new product offerings.

Sales revenue for the 26 weeks was favorably impacted by a substantial increase in sales on the Company's expanding line of premium value products which are typically sold at Food, Drug and Mass Merchant outlets. The US sales on these premium products, increased from $4,810,000 in FY2005 to $8,680,000 in FY2006 or an 80.5% gain. This gain, however, was offset by a reduction of $1,100,00 attributed to the termination of a prior year's marketing and administrative service agreement for sale of licensed products along with a decline of $3,019,000 in the Company's non-focus extreme value business in the United States. Lander's extreme value products are typically sold at a one-dollar retail price point in dollar stores and other low price venues. Additionally the company experienced a $429,000 increase in sales for private label products in Canada.

During the first quarter, the Company launched a strategically focused new premium product line "Lander Essentials" This line is an upscale collection of bath and body lotion products. The "Lander Essentials" line has been very well received by retailers throughout the U.S., with over 16,000 stores committed purchasing the product line by the end of Q2. As planned, additional premium value "Lander Essentials" products have subsequently been developed, specifically in the Lotions and the Foam Bath categories. These new products are scheduled to begin shipping in Q3, and are expected to increase Lander's volume in the premium value category. The Company's focus and strategy is to increase its expansion for its premium, higher margin products.

GROSS PROFIT

Consolidated gross profit declined to $2.3 million for the twenty-six weeks ended August 27, 2005 from $4.3 million for the twenty-six weeks ended August 28, 2004. The company has implemented cost reduction programs and continues to streamline its manufacturing processes however, inflationary increases resulting from rising oil prices impacted commodity pricing. This resulted in higher raw material prices for surfactants, mineral oil, plastic bottles and caps, which negatively impacted gross profit by $1.9 million versus prior year. An agreement with a third party manufacturer that was terminated in Q1 produced a $0.1 million reduction to gross profit as inventories were liquidated at below market pricing.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses amounted to $5.9 million for the twenty-six weeks ended August 27, 2005 compared to $5.0 million for the twenty-six weeks ended August 28, 2004. This increase is primarily attributable to the Merger with Cenuco on May 20, 2005. Selling and administrative costs of Cenuco's WAD division added $0.4 million to total cost in the current period. In addition, salary and salary related expenses in conjunction with outside legal, professional and audit fees amounted to $0.4 million. In addition the increase included a one time promotional allowance to a major retailer of $0.1 million, which is projected to positively impact revenue during the balance of the year. Furthermore, in connection with the current and future higher margin product introduction as well as brand acquisitions, a consulting firm was engaged to assist in the solidification of our strategic plan that represented an additional one-time charge to income in the amount of $0.1 million.

OTHER FINANCIAL ITEMS

Net loss per share:

For purposes of computing loss per share, the Company's net loss is allocated between the two classes of stock, common stock and Series A Preferred. The allocation between each class is based upon the two-class method.

The following table shows how the net loss was allocated using the two-class method:

                                 For the thirteen weeks ended     For the twenty-six weeks ended
                               August 27, 2005  August 27, 2004  August 27, 2005  August 28, 2004
                               ---------------  ---------------  ---------------  ---------------
Allocation of net loss

Basic and Diluted:
- Common Stock ..............    $(2,185,010)     $         -      $(2,479,506)     $         -
- Series A Preferred ........              -         (929,529)      (1,833,994)      (1,252,171)
                                 -----------      -----------      -----------      -----------

Net loss ....................    $(2,185,010)     $  (929,529)     $(4,313,500)     $(1,252,171)
                                 ===========      ===========      ===========      ===========

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              13 weeks ended                26 weeks ended
                                         08/27/05       08/28/04       08/27/05       08/28/04
                                       ------------   ------------   -----------    ------------
Weighted average number of Common
Stock shares - basic and diluted ....    13,768,930              -     13,734,420              -

Weighted average number of Series A
Preferred shares - basic and diluted          2,554          2,554          2,554          2,554

Basic and diluted net loss per share
 - common ...........................  $      (0.16)  $          -   $      (0.18)  $          -

Basic and diluted net loss per share
 - Series A Preferred ...............  $          -   $       (364)  $       (718)  $       (490)

LIQUIDITY AND CAPITAL RESOURCES

Revolver

The Company is a party to a revolving credit facility with a financial institution expiring June 30, 2006. The credit facility provides for borrowings for working capital, fixed assets and other operating requirements. See Note 5 to Financial Statements for details.

On August 27, 2005, the amount of availability was $2,841,273. On February 28, 2005, the amount of availability was $567,995.

CASH FLOW - TWENTY-SIX WEEKS ENDED AUGUST 27, 2005 AND AUGUST 28, 2004

Net cash used in operating activities was $3.4 million and $0.4 million, respectively for the twenty-six weeks ended August 27, 2005 and August 28, 2004. For the twenty-six weeks ended August 27, 2005, the items primarily contributing to negative operating cash flow consisted of the net loss of $4.3 million less non-cash expenses of $0.9 million, plus increases in accounts receivable of $0.3 million, increases in other assets of $1.1 million and a reduction in accounts payable of $0.1 million, offset by decreases in inventory of $1.3 million and other liabilities of $0.2 million. For the twenty-six weeks ended August 28, 2004, the major contributors to negative operating cash flow was a net income loss of $1.3 million, less non-cash expenses of $0.7 million, an increase in accounts payable of $1.3 million, offset by increases in trade receivables and prepaid assets of $1.1 million.

Net cash provided by (used in) investing activities amounted to $5,836,724 for the twenty-six weeks ended August 27, 2005 compared to $(343,016) for the twenty-six weeks ended August 28, 2004. For the twenty-six weeks ended August 27, 2005, the major activity consisted of cash received of $6,235,441 from reverse acquisition of Cenuco. Other activity includes proceeds from a note receivable less amounts expended for capital expenditures for the purchase of equipment to meet current and expected sales demand. Cash of $343,016 was also expended for deferred expenditures related to acquisitions. For the twenty-six weeks ended August 28, 2004, cash of $343,016 was expended for capital equipment.

Net cash provided by (used in) financing activities for the twenty-six weeks ended August 27, 2005 amounted to $(1,997,909) compared to cash provided by financing activities for the thirteen weeks ended August 28, 2004 of $705,052. The majority of the activity relates to borrowings and repayments under the Company's line of credit, plus other related debt payments.

AT AUGUST 27, 2005 CENUCO HAD CASH AND CASH EQUIVALENTS OF $0.4 MILLION. MANAGEMENT BELIEVES THIS COMBINED WITH AVAILABILITY FROM THE REVOLVER OF $2.8 MILLION AND OTHER FINANCING SOURCES AVAILABLE TO THE COMPANY PROVIDES CENUCO WITH SUFFICIENT OPERATING LIQUIDITY.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided various professional services and facilities usage to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $258,807 for professional fees, facility usage and reimbursable expenses for the twenty-six weeks ended August 27, 2005 and $260,151 for the twenty-six weeks ended August 28, 2004. At August 27, 2005, the Company owed THGLLP $29,568. A Managing Member of HACI (pre-Merger), is a founding Partner and is currently a non-active partner in THGLLP.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company for fees. A member of the Board of Directors of Cenuco (effective May 20, 2005) is a Managing Member of ZVLLC. For the twenty-six weeks ended August 27, 2005, ZVLLC invoiced the Company for $19,078. For the twenty-six weeks ended August 28, 2004, ZVLLC invoiced the Company for $14,959. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at August 27, 2005 was $0.

Another member of the Board of Directors of Cenuco, Inc. (effective May 20,
2005) provided consulting services to the Company. For the twenty-six weeks ended August 27, 2005, he invoiced the Company $5,000. For the twenty-six weeks ended August 28, 2004 he did not invoice the Company. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. The balance due at August 27, 2005 was $0.

The Company's management believes the charges for the above related party services and facilities are consistent with those that would be paid to independent third parties.

RISK FACTORS

Cenuco's top ten customers accounted for approximately 49% of consolidated net revenues for the thirteen and twenty-six weeks ended August 27, 2005. Trade accounts receivable from these customers represented approximately 49% of net consolidated receivables at August 27, 2005. Wal-Mart Stores Inc. accounted for approximately 25% of consolidated net revenues for the thirteen and twenty-six weeks ended August 27, 2005. Dollar Tree Stores Inc accounted for approximately 10% of net consolidated revenues for the thirteen and twenty-six weeks ended August 27, 2005. A significant decrease or interruption in business from the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Long-term debt (Note 5 of Financials Statements)

Long-term debt consists of the following:

                                           AUGUST 27, 2005     FEBRUARY 28, 2005

Revolving line of credit loans .....         $ 6,591,587          $ 8,198,935
Machinery and equipment loans ......             916,875            1,039,125
Real estate term loans .............           1,765,441            1,981,618
Subordinated notes .................           4,500,000            4,500,000
Capital leases .....................              55,752               85,158
                                             -----------          -----------

                                              13,829,655           15,804,836
Less current portion ...............           7,268,440            8,929,540
                                             -----------          -----------

Total ..............................         $ 6,561,215          $ 6,875,296
                                             ===========          ===========

In connection with the Acquisitions, HACI/HREI obtained long-term financing commitments (Financing Arrangement) from a financial institution comprised of the following (collectively the Loans):

   o Revolving line of credit facility of $11,000,000 with a three-year term expiring in June 2006. Annual renewals of the facility are available in one-year increments after the initial term. Available borrowings are determined by a borrowing base calculation using eligible receivables and inventories of Lander US and Lander Canada, which are the collateral for this facility. As of August 27, 2005, unused availability under the borrowing base calculation amounted to $2,841,273. As of February 28, 2005 the unused availability amounted to $567,995. Interest on outstanding loans is payable monthly. For purposes of classifying the outstanding debt in the August 27, 2005 and February 28, 2005 balance sheets, the Company has reflected the $6,591,587 and $8,198,935, respectively, of borrowings under the revolving line of credit facility as a current liability, since it is subject to collection, lock-box arrangements and contains a subjective acceleration clause.

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

The interest rates on the Loans bear an annual interest rate of a national bank's prime rate plus 1.25%. HACI/HREI has the option of converting all or a portion of the Loans outstanding to an annual interest rate of the one-, two- or three-month LIBOR rate plus 3.75%. As of August 27, 2005, the national bank prime rate was 6.50% and the one-, two- and three-month LIBOR rates were 3.67%, 3.76%, and 3.86%, respectively. The interest rate on the Loans was 7.75% at August 27, 2005. As of August 28, 2004, the national bank prime rate was 4.50% and the one-, two- and three-month LIBOR rates were 1.65%, 1.72%, and 1.79%, respectively. The interest rate on the Loans was 5.75% at August 28, 2004.

The Loans contained financial and non-financial covenants including a limitation of $1,250,000 on capital expenditures during any fiscal year and maintaining on a monthly basis a fixed charges coverage ratio of no less than 1.0 to 1.0. The ratio is calculated by dividing earnings before interest, depreciation and amortization less any unfunded capital expenditures and improvements by fixed charges. Fixed charges include interest expense, capital lease obligations, principal payments on indebtedness and payments for income tax obligations.

HACI/HREI was not in compliance with the fixed charges coverage ratio and the limitation on capital expenditures for fiscal 2004 and fiscal 2005 and through July 15, 2005. In June 2004, December 2004 and July 2005, the Financing Agreement was amended and the events of noncompliance were waived by the financial institution. As part of the third amendment, which was dated July 15, 2005, the fixed charge ratio covenant requirement is only triggered when availability under the revolving line of credit is less than $2,000,000.

As part of the HACI/HREI Acquisition of the Lander US business, HACI also has long term financing from the seller in the form of a $4,500,000 subordinated note ("Seller Note") with a three year term expiring in June 2006. The Seller
Note is subordinate to the Financing Agreement. Interest is payable quarterly at an annual interest rate of 10%. Annual principal payments of $1,166,667 are required under this Seller Note; however a provision permits the Company to defer principal payments if certain financial targets, pursuant to the Financing Arrangement are not achieved by Lander. As a result of the Company not achieving these financial targets in fiscal 2004 and 2005, principal payment due in June 2004 and June 2005 have been deferred until June 2006. Additionally, there is a provision in the Seller Note that permits the deferral of interest payments in the event of non-compliance with certain covenants contained in the Financings Arrangement. Accordingly, HACI has not paid any interest accrued on the Seller Note from July 1, 2004 to date. Accrued interest on the Seller Note totaled $522,964 and $297,964 as of August 27, 2005 and February 28, 2005, respectively.

On March 16, 2005, HACI and the seller entered into Settlement and Release Agreement whereby HACI has the option to pay $2,000,000, plus interest, to satisfy the $4,500,000 principal amount of subordinated debt. In addition, HACI would be required to pay interest accrued on the $4,500,000 subordinated note from July 1, 2004 through March 16, 2005 and interest on the $2,000,000 from March 17, 2005 through the date of payment. Such option is available to HACI up to November 30, 2005. In exchange for this option, HACI has agreed to release the seller from certain claims against and indemnifications of the seller under the agreement for the purchase of Lander US and Lander Canada.

The aggregate maturities of long-term debt are as follows:

            AUGUST 27, 2005         FEBRUARY 28, 2005

   2006      $  7,268,440             $  8,929,540
   2007         6,561,215                6,875,296
             ------------             ------------
             $ 13,829,655             $ 15,804,836
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

Operating leases (Note 8 of Financial Statements)

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

                        AUGUST         AUGUST         FEBRUARY       FEBRUARY
                       27, 2005       27, 2005        28, 2005       28, 2005

                        CAPITAL       OPERATING        CAPITAL       OPERATING
                        LEASES         LEASES          LEASES         LEASES

2006 ................  $ 25,488      $   366,725      $ 59,944      $   762,790
2007 ................    31,949          441,877        31,820          342,136
2008 ................         0          342,262             0          282,940
2009 ................         0          210,962             0          207,105
2010 ................         0          205,746             0          204,428
2011 ................         0          102,000             0          102,000
                       --------      -----------      --------      -----------
Total minimum
lease payments ......  $ 57,437      $ 1,669,572      $ 91,764      $ 1,901,399
                                     ===========                    ===========

Less amounts
representing Interest
(at rates ranging
from 5.25% to 8.31% .    (1,685)                        (6,606)
                       --------                       --------
Present value of net
minimum Capital lease
payments ............  $ 55,752                       $ 85,158
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

The Company has also evaluated its exposure to fluctuations in interest rates. If the Company would borrow up to the maximum amount available, a one percent increase in the interest rates would increase interest expense by approximately $35,000 per quarter. $14.0 million is currently outstanding under the revolver and other term loan credit facilities. Interest rate risks from the Company's other interest-related accounts such as its postretirement obligations are deemed to not be significant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

PART II. Other Information

Item 1.  Legal Proceedings - WAD division:

         Raymond Anthony Joao is the owner of United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130 (the "Patents") which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. In order to facilitate business discussions, Cenuco and Joao entered into a "Confidentiality/Non-Disclosure Agreement", dated November 4, 2004 (the "Agreement"). On February 1, 2005, Joao commenced an action against Cenuco in Federal District Court, Southern District of New York, alleging that Cenuco infringes the Patents (Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). Cenuco timely answered the complaint denying infringement, filed a motion to dismiss complaint based on the Agreement and filed a counterclaim based on the Agreement. Subsequently, the Court denied Cenuco's motion to dismiss the complaint (376 F. Supp. 2d 380) and Cenuco's counterclaim (October 3, 2005, Order and Decision not published at this time). This matter remains open for a trial on the merits.

         After consulting with counsel, management believes that the Patents are invalid and hence infringement is not possible. Management believes that Joao's action is without merit, and that the chances of Joao prevailing are remote.

         There is no other pending material litigation to which Cenuco is a party or to which any of its properties are subject.

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


Date: October 17, 2005