Form 10-Q
period 2005-11-26
CENUCO INC
filed 2006-01-18
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the fiscal thirteen weeks ended November 26, 2005
                        Commission File Number: 033-25900

                                  CENUCO, INC.
                                  ------------
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                       75-2228820
                      --------                       ----------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)

                           2000 LENOX DRIVE, SUITE 202
                         LAWRENCEVILLE, NEW JERSEY 08648
                         -------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (609) 219-0930
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                 (Former Address, If Changed Since Last Report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

On November 26, 2005, the issuer had outstanding 13,861,556 shares of common stock, $.001 par value per share.

                          CENUCO, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     THIRTEEN WEEKS ENDED NOVEMBER 26, 2005

                                      INDEX

                                                                            PAGE

PART I. Financial Information

  Item 1 - Financial Statements

       Consolidated Balance Sheets
       As of November 26, 2005 (Unaudited) and February 28, 2005               3

       Consolidated Statements of Operations (Unaudited)
       For the Thirteen and Thirty-Nine Weeks ended
       November 26, 2005 and November 27, 2004                                 4

       Consolidated Statement of Stockholders'/Members' Equity (Deficit)
       (Unaudited) For the Thirty-Nine Weeks ended November 26, 2005           5

       Consolidated Statements of Cash Flows (Unaudited)
       For the Thirty-Nine Weeks ended
       November 26, 2005 and November 27, 2004                                 6

       Notes to Consolidated Financial Statements                              7

  Item 2 - Management's Discussion and Analysis And Results of Operations     25

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk         37

PART II. -  OTHER INFORMATION

  Item 1 - Legal Proceedings                                                  37

  Item 2 - Exhibits                                                           38

Signatures                                                                    38

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENUCO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                         November 26, 2005   February 28, 2005
                                                         -----------------   -----------------

Current Assets:
Current Assets:
Cash and cash equivalents ............................   $       4,488,488   $          31,763
Trade receivables, net of allowance for doubtful
   accounts of $586,651 at November 26, 2005 and
   $547,306 at February 28, 2005 .....................           8,300,589           8,002,867
Notes receivable, current portion ....................              93,413                   -
Inventories ..........................................          16,886,032           8,725,952
Prepaid expenses and other ...........................           2,775,394             564,617
                                                         -----------------   -----------------
Total current assets .................................          32,543,916          17,325,199
Property, plant and equipment, net ...................           6,576,136           6,017,533
Goodwill .............................................          36,501,655                   -
Intangibles, net .....................................          49,533,204                   -
Notes receivable, less current portion ...............             540,467                   -
Other assets, net ....................................           2,714,888             692,817
                                                         -----------------   -----------------
Total assets .........................................   $     128,410,266   $      24,035,549
                                                         =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable .....................................   $       9,179,216   $      10,541,956
Accrued expenses .....................................           3,229,119           2,845,485
Bridge loan ..........................................          80,000,000                   -
Current portion of long-term debt ....................              43,767           8,929,540
                                                         -----------------   -----------------
Total current liabilities ............................          92,452,102          22,316,981
Long-term debt, less current portion .................                   -           6,875,296
Long-term pension obligation .........................             728,778             673,328
Other liabilities ....................................             200,000                   -
                                                         -----------------   -----------------
Total liabilities ....................................          93,380,880          29,865,605

Stockholders' equity:
Preferred stock, par value $.001 per share;
Authorized 1,000,000 shares; issued 2,553.6746
   shares at November 26, 2005; no shares issued at
   February 28, 2005 .................................                   3                   -
Common stock, par value $.001 per share;
Authorized 25,000,000 shares; issued 13,861,556 shares
   at November 26, 2005; no shares issued at February
   28, 2005 ..........................................              13,862                   -
Additional paid in capital ...........................          37,886,618                   -
Accumulated deficit ..................................          (2,703,634)                  -
Members' contribution ................................                   -               2,000
Accumulated members' loss ............................                   -          (5,707,597)
Accumulated comprehensive loss .......................            (167,463)           (124,459)
                                                         -----------------   -----------------
Total stockholders' equity (deficit) .................          35,029,386          (5,830,056)

                                                         -----------------   -----------------
Total liabilities and stockholders' equity ...........   $     128,410,266   $      24,035,549
                                                         =================   =================

See accompanying notes to consolidated financial statements.

CENUCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          Thirteen weeks ended        Thirty-nine weeks ended
                                                      Nov 26, 2005   Nov 27, 2004   Nov 26, 2005   Nov 27, 2004
                                                      ------------   ------------   ------------   -------------
Net sales .........................................   $ 18,376,637   $ 18,017,820   $ 52,568,486   $ 52,029,135
Costs of sales ....................................     16,748,620     16,120,394     48,648,164     45,849,398

                                                      ------------   ------------   ------------   ------------
Gross profit ......................................      1,628,017      1,897,426      3,920,322      6,179,737

Operating expenses:
Selling and marketing .............................        965,645        854,986      2,809,510      2,871,377
General and administrative ........................      2,961,213      1,679,597      7,029,705      4,613,929
                                                      ------------   ------------   ------------   ------------
Total operating expenses ..........................      3,926,858      2,534,583      9,839,215      7,485,306

Loss from operations ..............................     (2,298,841)      (637,157)    (5,918,893)    (1,305,569)

Other income, net .................................      2,812,398        391,287      2,884,573        446,138
Interest expense, net .............................       (737,686)      (340,534)    (1,503,308)      (979,144)
                                                      ------------   ------------   ------------   ------------
Total other/interest expense ......................      2,074,712         50,753      1,381,265       (533,006)

                                                      ------------   ------------   ------------   ------------
Loss before income taxes ..........................       (224,129)      (586,404)    (4,537,628)    (1,838,575)
Income taxes ......................................              -              -              -              -
                                                      ------------   ------------   ------------   ------------
Net loss ..........................................   $   (224,129)  $   (586,404)  $ (4,537,628)  $ (1,838,575)
                                                      ============   ============   ============   ============

Basic and diluted net loss per share - common .....   $      (0.02)             -   $      (0.20)  $          -
Basic and diluted net loss per share - preferred
   (see Note 11) ..................................   $          -   $       (230)  $       (718)  $       (720)

Shares used in computing net loss per share:
   Basic and diluted - common .....................     13,833,094              -     13,765,693              -
   Basic and diluted - preferred ..................          2,554          2,554          2,554          2,554

See accompanying notes to consolidated financial statements.

CENUCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' / MEMBERS' EQUITY (DEFICIT) FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005

                             Series A
                             Preferred                           Additional  Accumulated
                               Stock           Common Stock       Paid-In    Stockholders'
                            Shares   $       Shares        $      Capital       Deficit
                           -------  ---    ----------  -------  -----------  -------------
BALANCE AT
  FEBRUARY 28, 2005 .....        -  $ -             -  $     -  $         -   $         -

Other Comprehensive
  Loss:
Foreign currency
  translation ...........        -    -             -        -            -             -
Net loss to date of
  recapitalization
  and Merger ............        -    -             -        -            -             -
Net loss subsequent
  to Merger .............        -    -             -        -            -    (2,703,634)

Total Comprehensive
  Loss:

Conversion from
  LLC to Corporation ....  2,553.7    3             -        -   (7,541,591)            -
Exercise of warrants ....                     111,000      111      110,889
Reverse acquisition
  of Cenuco, Inc. .......        -    -    13,750,556   13,751   45,317,320             -
                           -------  ---    ----------  -------  -----------   -----------
BALANCE AT
  NOVEMBER 26, 2005 .....  2,553.7  $ 3    13,861,556  $13,862  $37,886,618   $(2,703,634)
                           -------  ---    ----------  -------  -----------   -----------

                                                          Accumulated    Stockholders'
                                           Accumulated       Other        / Members'
                              Members'       Members'    Comprehensive      Equity
                           Contributions      Loss           Loss         (Deficit)
                           -------------   -----------   -------------   -------------
BALANCE AT
  FEBRUARY 28, 2005 .....  $      2,000    $(5,707,597)  $   (124,459)   $ (5,830,056)
                                                                         ------------
Other Comprehensive
  Loss:
Foreign currency
  translation ...........             -              -        (43,004)        (43,004)
Net loss to date of
  recapitalization
  and Merger ............             -     (1,833,994)             -      (1,833,994)
Net loss subsequent
  to Merger .............             -              -              -      (2,703,634)
                                                                         ------------
Total Comprehensive
  Loss: .................                                                  (4,580,632)
                                                                         ------------
Conversion from
  LLC to Corporation ....             -      7,541,591              -               3
Exercise of warrants ....                                                     111,000
Reverse acquisition
  of Cenuco, Inc. .......        (2,000)             -              -      45,329,071
                           ------------    -----------   -------------   ------------
BALANCE AT
  NOVEMBER 26, 2005 .....  $          -    $         -   $   (167,463)   $ 35,029,386
                           ------------    -----------   -------------   ------------

See accompanying notes to consolidated financial statements.

CENUCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Thirty-nine weeks ended
                                                                    November 26, 2005   November 27, 2004
                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................       ($ 4,537,628)       ($ 1,838,575)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization .................................            970,383             723,475
Provision for bad debts .......................................            214,971             184,305
Amortization of deferred financing costs ......................            467,451              98,799
Gain on settlement of Seller's Note ...........................         (2,500,000)                  -
Gain on disposal of fixed assets ..............................            (32,833)                  -
Changes in operating assets and liabilities:
  Accounts receivable .........................................           (457,722)         (2,055,076)
  Inventories .................................................         (8,138,441)           (996,011)
  Prepaid expenses  and other .................................         (1,772,998)           (177,014)
  Other assets ................................................           (130,696)              9,000
  Accounts payable ............................................         (1,458,978)          3,205,707
  Accrued expenses ............................................            206,283             (43,516)
  Long-term pension obligations ...............................             55,450              89,757
                                                                      ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES .........................        (17,114,758)           (799,149)
                                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in cash from reverse acquistion of Cenuco ......          6,002,887                   -
  Proceeds from note receivable ...............................             71,142                   -
  Acquisition costs ...........................................            422,837              (6,075)
  Purchase of property, plant and equipment ...................         (1,126,800)           (486,184)
  Disposal of fixed assets ....................................                  -              37,301
  Purchase of intellectual property ...........................       ($47,693,150)                  -
                                                                      ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES .........................        (42,323,084)           (454,958)
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bridge loan proceeds ........................................         80,000,000                   -
  Net (repayments) borrowings of short-term debt/revolver .....         (5,698,935)          1,832,176
  Financing costs .............................................         (2,912,360)            (26,849)
  Repayments of long-term debt ................................         (6,843,890)           (507,639)
  Repayments of capital leases ................................           (718,244)            (44,789)
  Proceeds from exercise of warrants ..........................            111,000                   -
                                                                      ------------        ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES .....................         63,937,571           1,252,899
                                                                      ------------        ------------
Effect of exchange rates on cash ..............................            (43,004)              1,208
                                                                      ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................          4,456,725                   -
Cash and cash equivalents at beginning of period ..............             31,763               1,827
                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................       $  4,488,488        $      1,827
                                                                      ============        ============


Supplemental disclosures of cash flow information:

  Cash paid for interest ......................................       $  1,819,791        $    866,495
    Reverse merger, excluding cash acquired (see Note 1):
    Estimated fair value of tangible assets acquired ..........       $  1,199,715                   -

    Goodwill and identifiable intangible assets acquired ......         38,974,680                   -
    Liabilities assumed .......................................           (473,590)                  -
                                                                      ------------
    Net assets acquired .......................................       $ 39,700,805                   -
                                                                      ============

See accompanying notes to consolidated financial statements.

                          Cenuco, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          November 26, 2005 (Unaudited)

NOTE 1 -- DESCRIPTON OF BUSINESS AND REORGANIZATION

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated fair value of the assets acquired less liabilities has been allocated as shown below:

The allocation of Purchase Price is as follows:

Cash and cash equivalents ...........................    $  6,002,887
Other current assets ................................         496,526
                                                         ------------
Total current assets ................................       6,499,413
Property, plant, and equipment ......................         111,382
Goodwill ............................................      36,501,655
Intangibles .........................................       2,473,025
Other Assets ........................................         591,807
                                                         ------------

   Total assets acquired ............................      46,177,282
                                                         ------------

   Total liabilities assumed ........................        (473,590)
                                                         ------------

   Estimated fair value of net assets acquired ......    $ 45,703,692
                                                         ------------

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Cenuco as of and for the thirteen and thirty-nine weeks ended November 26, 2005 and November 27, 2004 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the respective interim periods are not necessarily indicative of results to be expected for the full year.

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

Inventories: Inventories produced by the Company are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials used to manufacture the Company's health, beauty and oral care products, as well as, finished goods that consist of the Company's product lines sold to its customers. The Company writes down inventory for estimated excess and discontinued products equal to the difference between cost and estimated market value based upon assumptions about future demand and market conditions. Excess and discontinued product inventory could arise due to numerous factors, including but not limited to, the competitive nature of the market and product demand by consumers. If market conditions are less favorable than those anticipated by management, additional write-downs may be required, including provisions to reduce inventory to net realizable value. Inventories acquired in the November 16, 2005 acquisition of Playtex assets have been valued at fair value and amounted to approximately $ 8.8 million as of November 26, 2005.

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

Goodwill and Indefinite Lived Intangibles: As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $36,501,655. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company has made a preliminary allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS 142, "Goodwill and Other Intangible Assets", requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise.

Amortizable Intangible Assets

SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, the Company recorded customer lists of $2,000,000 and a brand name of $473,025, with estimated useful lives of five and fifteen years, respectively. Amortization expense of the Company's customer list and brand name totaled $107,588 and $224,634 for the thirteen and thirty-nine weeks ended November 26, 2005. There was no amortization expense on these intangible assets in prior periods. For the Playtex asset acquisition on November 16, 2005, a preliminary allocation of the purchase price resulted in $30.4 million being allocated to customer relationships with estimated useful lives initially estimated of up to 25 years, to be amortized on an accelerated basis. The amortization expense recorded for the thirteen or thirty-nine weeks ended November 26, 2005 was $33,337.

Other Assets, Net: Other short-term assets, net consist primarily of deferred financing costs of approximately $2.7 million related to the bridge loan with a term of six months. The deferred financing costs are being amortized on a straight-line basis over the anticipated six-month term of the bridge loan ending May 15, 2006. Amortization expense related to deferred financing costs was $354,770 and $467,451, respectively, for the thirteen and thirty-nine weeks ended November 26, 2005 and $32,709 and $98,799, respectively, for the thirteen and thirty-nine weeks ended November 27, 2004.

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

Five trade customers comprised 42% and 46% respectively of Cenuco's net sales, (with two customers comprising approximately 34% and 38% respectively) for the thirteen and thirty-nine weeks ended November 26, 2005. At November 26, 2005 the same five trade customers represented 42% of receivables, with one customers comprising 29%.

Five trade customers comprised 44% and 44% respectively of Cenuco's net sales, (with two customers comprising approximately 35% and 36% respectively) for the thirteen and thirty-nine weeks ended November 27, 2004. At November 27, 2004 the same five trade customers represented 43% of receivables, with one customer comprising 28%.

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

In accessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at November 26, 2005 and February 28, 2005 has been recorded by management due to the uncertainty that future income will be generated and the related deferred tax assets realized.

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

NOTE 3 - PLAYTEX ACQUISITON

On November 16, 2005, Lander US and Lander Intangibles Corporation (Lander Intangibles), a newly formed wholly owned subsidiary of HACI, acquired several Playtex's brands, including Baby Magic(R), Binaca(R), Mr. Bubble(R), Ogilvie(R), Tek(R), Dentax(R), Dorothy Gray(R), Better Off(R) and Tussy(R). At the closing, Lander US and Lander Intangibles initially paid a total cash purchase price of $59.1 million, including $2.1 million of costs related to acquisition. The $57.0 million purchase price paid to Playtex is subject to certain post closing adjustments dependent upon the amount of product inventory delivered to Lander US at the closing. In December 2005, this adjustment was determined to be an approximate $1.3 million reduction in the purchase price (to bring the total to $57.8 million, including acquisition costs) which has been reflected as a current receivable from Playtex in the accompanying balance sheet under the caption prepaid expenses and other. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles, the Company has made a preliminary allocation of the total purchase price to the assets acquired based on relative fair value.

The preliminary allocation of Purchase Price is as follows:

Inventory .........................      $  9,600,000
Property, Plant and Equipment .....           900,000
Brand Names and Product Formulas ..        16,898,477
Customer Relationships ............        30,419,673
                                         ------------

   Total Purchase Price ...........      $ 57,818,150
                                         ------------

In order to finance the acquisition of the brands from Playtex ($58.0 million), fund financing fees ($2.8 million) for Bridge Loan, repay certain existing indebtedness of the Company and its subsidiaries including the Seller Note and the Financing Arrangement referred to below under Long-Term Debt (approximately $13.8 million in total) and provide working capital for the operations of Lander US (approximately $5.4 million), on November 16, 2005, Cenuco, Lander US, HACI and Lander Intangibles (collectively, the "Borrowers"), entered into an $80 million Bridge Loan Term Agreement (the "Bridge Loan") with Prencen, LLC ("Prencen") and Highgate House Funds Ltd. ("Highgate"), as lenders, and Prencen, as agent for the lenders.

The Bridge Loan bears interest at an annual rate of 5.5% above the three-month LIBOR rate (set 2 days in advance on November 14, 2005 at 4.34%) set for the first 90 days after the closing date of the Bridge Loan. The interest rate margin over LIBOR shall increase by 5% per annum at the end of that 90-day period to 10.5%. Also at the end of the 90 day period the three-month LIBOR rate will be reset on February 12, 2006 for the next 90 days (February 15 to May 15, 2006). Upon the occurrence and during the continuance of an event of default, the annual rate of interest will increase by 5.5% over the rate of interest otherwise in effect. Interest accrues monthly, in arrears. The Bridge Loan is due and payable on May 15, 2006. In addition, the Borrowers shall immediately prepay the Bridge Loan from the proceeds of the Financing Facility (as described below), as well as the net cash proceeds of any non-ordinary course asset sales and 50% of the amount of any post-closing inventory adjustment in Lander's favor. The borrowings under the Bridge Loan are secured by a first priority lien against all assets of the Borrowers and HREI, and by a pledge of the shares in Cenuco owned by two shareholders.

NOTE 4 -- INVENTORIES

Inventory consists of the following:

                                   NOVEMBER 26,      FEBRUARY 28,
                                       2005              2005
                                   ------------      ------------
          Raw materials ......     $  3,558,027      $  2,900,803
          Finished goods .....       13,328,005         5,825,149
                                   ------------      ------------

                                   $ 16,886,032      $  8,725,952
                                   ============      ============

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                           NOVEMBER 26,    FEBRUARY 28,
                                               2005            2005
                                           ------------    ------------
     Land ..............................   $    660,000    $    660,000
     Computer equipment and software ...      1,019,254         890,020
     Furniture and fixtures ............        254,690         252,717
     Building ..........................      2,644,864       2,644,864
     Machinery and equipment ...........      3,593,165       2,961,469
     Dies and molds ....................        475,969          75,731
     Leasehold improvements ............        130,893         118,571
     Construction in progress ..........        140,678          77,959
                                           ------------    ------------

                                              8,919,513       7,681,331
     Less accumulated depreciation
       and amortization ................     (2,343,377)     (1,663,798)
                                           ------------    ------------

                                           $  6,576,136    $  6,017,533
                                           ============    ============

Depreciation and amortization expense related to property, plant and equipment totaled $344,899 and $970,383, respectively for the thirteen and thirty-nine weeks ended November 26, 2005 and $223,232 and $723,475, respectively, for the thirteen and thirty-nine weeks ended November 27, 2004.

As of November 26, 2005 and February 28, 2005, machinery and equipment includes assets under capital leases totaling $153,559. Accumulated amortization on the capital leases totaled $35,830 and $24,314 as of November 26, 2005 and February 28, 2005, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the thirteen and thirty-nine weeks ended November 26, 2005 and November 27, 2004.

NOTE 6 -- LONG-TERM DEBT

On October 10, 2005, Cenuco, (the parent of HACI following the May 2005 merger transaction (see Note 1)), entered into agreements with Prencen and Highgate (both of whom also participated in the Bridge Loan financing facility described in Note 3) and Cornell Capital Partners ("Cornell") for equity and convertible debt financing (the "Financing Facility"), to be used, among other things, as long term financing to repay the Bridge Loan. As part of the closing of the Playtex brands acquisition and the related Bridge Loan facility described in
Note 3, the terms of the Financing Facility were amended on November 16, 2005 to include various modifications, included in the description below.

The Financing Facility, as amended, includes the following: (i) proceeds of an aggregate of $11 million from the sale of shares of a new series of Cenuco participating preferred stock, convertible, subject to certain restrictions, into an aggregate of 3,150,652 shares of Cenuco common stock, along with the issuance of warrants exercisable for a period of 5 years to acquire an aggregate of 394,736 shares of common stock at an exercise price of $4.37 per share and 550,459 shares of common stock at an exercise price of $3.92 per share and (ii) proceeds of $69 million from the issuance of a 5 year secured debenture, convertible into common stock of Cenuco at any time, subject to certain restrictions, at a per share conversion price of 95% of the lowest closing bid price of the common stock for the 45 trading days preceding the date of conversion, bearing interest at 12% per annum, along with warrants (the "Debt Warrants") exercisable for a period of 5 years to acquire 1,052,631 shares of common stock at an exercise price of $4.56 per share and 886,877 shares of common stock at an exercise price of $3.92 per share. The exercise price of the Debt Warrants noted above is subject to a discount to 20% of the then current conversion price in the event certain conditions of default are triggered under the secured debenture.

Long-term debt consists of the following:

                                           NOVEMBER 26,    FEBRUARY 28,
                                               2005            2005
                                           ------------    ------------
     Revolving line of credit loans ...    $          0    $  8,198,935
     Machinery and equipment loans ....               0       1,039,125
     Real estate term loans ...........               0       1,981,618
     Subordinated notes ...............               0       4,500,000
     Capital leases ...................          43,767          85,158
                                           ------------    ------------

                                                 43,767      15,804,836
     Less current portion .............          43,767       8,929,540
                                           ------------    ------------

                                           $          0    $  6,875,296
                                           ============    ============

In connection with the Acquisitions (occurring in 2003 - see Note 1), HACI/HREI obtained long-term financing commitments (Financing Arrangement) from a financial institution. As indicated in the table above and discussed further in
Note 3, all components of the Financing Arrangement were repaid in November 2005 from the proceeds of the Bridge Loan. The Financing Arrangement was comprised of the following (collectively the Loans):

         o        Revolving line of credit facility of $11,000,000 with a
                    three-year term expiring in June 2006. Annual renewals of the facility were available in one-year increments after the initial term. Available borrowings were determined by a borrowing base calculation using eligible receivables and inventories of Lander US and Lander Canada, which were the collateral for this facility. As of February 28, 2005 the unused availability amounted to $567,995. Interest on outstanding balance was payable monthly. For purposes of classifying the outstanding debt in the February 28, 2005 balance sheets the Company has reflected $8,198,935 of borrowings under the revolving line of credit facility as a current liability, since it was subject to collection lock-box arrangements and contains a subjective acceleration clause. On November 16, 2005, the outstanding balance was paid in full with the proceeds from the short-term Bridge Loan and this revolving line of credit was terminated.

         o        Machinery and equipment term loans with initial principal
                    amounts aggregating $1,467,000 have six-year amortization terms expiring in June 2009. Such loans were subject to termination upon the expiration of the revolving line of credit and were collateralized by the machinery and equipment of Lander US and Lander Canada. Principal payments aggregating $20,375 plus interest were payable monthly. On November 16, 2005, the outstanding balance of this loan was paid in full with the proceeds from the short-term Bridge Loan.

         o        Real estate term loan with initial principal amount of
                    $2,450,000 has a six-year amortization term expiring in December 2009. Such loan was subject to termination upon the expiration of the revolving line of credit and was collateralized by the Lander US production plant located in Binghamton, New York. Principal payments aggregating $36,029 plus interest were payable monthly. On November 16, 2005, the outstanding balance of this loan was paid in full with the proceeds from the short-term Bridge Loan.

Interest rates on the Loans was at an annual interest rate of a national bank's prime rate plus 1.25%. HACI/HREI had the option of converting all or a portion of the Loans outstanding to an annual interest rate of the one-, two- or three-month LIBOR rate plus 3.75%. The Loans contained financial and non-financial covenants including a limitation of $1,250,000 on capital expenditures during any fiscal year and maintaining on a monthly basis a fixed charges coverage ratio of no less than 1.0 to 1.0. The fixed charge ratio was calculated by dividing earnings before interest, depreciation and amortization less any unfunded capital expenditures and improvements by fixed charges. Fixed charges include interest expense, capital lease obligations, principal payments on indebtedness and payments for income tax obligations.

As part of the HACI/HREI Acquisition of the Lander US business, HACI also had long term financing from the seller in the form of a $4,500,000 subordinated note ("Seller Note") with a three year term expiring in June 2006. The Seller Note was subordinate to the Financing Agreement. Interest is payable quarterly at an annual interest rate of 10%. Annual principal payments of $1,166,667 were required under this Seller Note; however a provision permitted the Company to defer principal payments if certain financial targets, pursuant to the Financing Arrangement were not achieved by Lander. As a result of the Company not achieving these financial targets in fiscal 2004 and 2005, principal payment due in June 2004 and June 2005 had been deferred until June 2006. Additionally, there was a provision in the Seller Note that permitted the deferral of interest payments in the event of non-compliance with certain covenants contained in the Financings Arrangement. Accordingly, HACI had not paid any interest accrued on the Seller Note from July 1, 2004. Accrued interest on the Seller Note totaled $519,841 and $257,773 as of November16, 2005 and February 28, 2005,
respectively.

On March 16, 2005, HACI and the seller entered into Settlement and Release Agreement whereby HACI had the option to pay $2,000,000, plus interest at 10%, to satisfy the $4,500,000 principal amount of the Seller Note. In addition, HACI would be required to pay interest accrued on the $4,500,000 Seller Note from July 1, 2004 through March 16, 2005 and interest on the $2,000,000 from March 17, 2005 through the date of payment. Such option was available to HACI up to November 30, 2005. In exchange for being given this option, HACI, agreed to release the seller from certain claims against and indemnifications of the seller under the agreement for the purchase of Lander US and Lander Canada. On November 16, 2005, $2,000,000 plus accrued interest of $519,201 was paid on the Seller Note. On December 1, 2005, a final interest payment of $640 was made in full payment of the Seller Note. The payments were made from the proceeds of the short-term Bridge Loan. As a result of the repayment and full settlement of the Seller Note, a gain of $2,500,000 was recorded as the full amount of the Seller Note was retired in accordance with Settlement and Release Agreement.

The aggregate maturities of long-term debt are as follows:

                           NOVEMBER 26, 2005   FEBRUARY 28, 2005
                           -----------------   -----------------

                 FY
                2006 ...   $          43,767   $       8,929,540
                2007 ...                   0           6,875,296
                           -----------------   -----------------
                           $          43,767   $      15,804,836
                           =================   =================

NOTE 7 -- INCOME TAXES

In each period presented the effective income tax rate differs from the statutory rate of 34% primarily due to the inability to recognize tax benefits on current losses.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

                                 NOVEMBER     NOVEMBER    FEBRUARY     FEBRUARY
                                 26, 2005     26, 2005    28, 2005     28, 2005

                                  CAPITAL    OPERATING     CAPITAL    OPERATING
                                  LEASES       LEASES      LEASES       LEASES
                                 --------   -----------   --------   -----------

2006 .........................   $ 12,019   $   239,527   $ 59,944   $   762,790
2007 .........................     32,633       590,899     31,820       342,136
2008 .........................                  344,159          0       282,940
2009 .........................                  213,791          0       207,105
2010 .........................                  206,438          0       204,428
2011 .........................                  102,000          0       102,000

Total minimum lease payments .   $ 44,652   $ 1,696,814   $ 91,764   $ 1,901,399
                                            ===========              ===========

Less amounts representing
  Interest (at rates ranging
  from 5.25% to 8.31%) .......       (885)                  (6,606)
                                 --------                 --------

Present value of net minimum
  Capital lease payments .....   $ 43,767                 $ 85,158
                                 ========                 ========

The Company is subject to certain claims and litigation in the normal course of business. Management believes, after consulting with legal counsel, that the ultimate liability resulting from these matters will not materially affect the combined results of operations or financial position of the Company.

NOTE 9 -- STOCK OPTIONS and WARRANTS

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. From the date of the Merger to November 26, 2005 no options were issued. If options had been issued, no compensation expense would have been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would not have been changed.

With respect to vesting, as a result of the Merger on May 20, 2005, all previously issued Cenuco options that were unvested on that date became automatically vested. During the thirteen and thirty-nine weeks ended November 26, 2005, no options were exercised.

During the thirteen and thirty-nine weeks ended November 26, 2005, 35,000 and 111,000 warrants, respectively were exercised at an exercise price of $1 per share.

The following information applies to all warrants outstanding at November 26, 2005:

                   Warrants Outstanding       Warrants Exercisable
                 ------------------------   -----------------------
                              Weighted -
                                Average      Weighted -               Weighted -
  Range                        Remaining      Average                  Average
   of                         Contractual    Exercise                  Exercise
  Prices          Shares     Life (Years)      Price        Shares      Price
----------       ---------   ------------   -----------   ---------   ----------

$ 1.00 ........    290,500       3.24          $ 1.00       290,500      1.00
$ 4.00 ........    105,784       4.84          $ 4.00       105,784      4.00
$ 4.50 ........  1,372,760       3.72          $ 4.50     1,372,760      4.50
$ 5.00 to
$ 6.50 ........    350,000       3.84          $ 5.21       350,000      5.21
                 ---------
                 2,119,044
                 =========

NOTE 10 - CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE

Capital Structure:

At November 26, 2005, the outstanding share capital of the Company is comprised of: (i) 13,861,556 shares of common stock ("Common Stock"), and (ii) 2,553.7 shares of Series A Junior Participating Preferred Stock (the "Series A Preferred Stock").

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

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

                                 For the thirteen weeks ended   For the thirty-nine weeks ended
                                 ----------------------------   -------------------------------
                                   November         November      November           November
                                   26, 2005         27, 2004      26, 2005           27, 2004
                                 -----------       ----------   ------------      -------------
Allocation of net loss

Basic and Diluted:
- Common Stock ...............   $  (224,129)      $        -   $ (2,703,634)     $           -
- Series A Preferred .........             -         (586,404)    (1,833,994)        (1,838,575)
                                 -----------       ----------   ------------      -------------

Net loss .....................   $  (224,129)      $ (586,404)  $ (4,537,628)     $  (1,838,575)
                                 ===========       ==========   ============      =============

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              Thirteen weeks ended       Thirty-nine weeks ended
                                           --------------------------  --------------------------
                                           Nov 26, 2005  Nov 27, 2004  Nov 26, 2005  Nov 27, 2004
                                           ------------------------------------------------------
Weighted average number of Common Stock
  shares - basic and diluted ............    13,833,094             -    13,765,693             -

Weighted average number of Series A
  Preferred shares - basic and diluted ..         2,554         2,554         2,554         2,554

Basic and diluted net loss per share -
  common ................................  $      (0.02) $          -  $      (0.20) $          -

Basic and diluted net loss per share -
  Series A Preferred ....................  $          -  $       (230) $       (718) $       (720)

NOTE 11- SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex acquisition are reported in HBC Division.

13 WEEKS ENDED NOVEMBER 26, 2005

DIVISION                         HBC            WAD           TOTAL
                            ------------   ------------   -------------

Revenues ................   $ 18,362,074   $     14,563   $  18,376,637
Operating loss ..........     (1,788,616)      (510,225)     (2,298,841)
Net income (loss) .......   $    277,084   $   (501,213)  $    (224,129)

39 WEEKS ENDED NOVEMBER 26, 2005

DIVISION                         HBC            WAD           TOTAL
                            ------------   ------------   -------------

Revenues ................   $ 52,536,821   $     31,665   $  52,568,486
Operating loss ..........     (4,847,119)    (1,071,774)     (5,918,893)
Net loss ................   $ (3,498,840)  $ (1,038,788)  $  (4,537,628)

Assets ..................   $ 88,540,001   $ 39,870,265   $ 128,410,266

GEOGRAPHIC

                                                  LONG-LIVED
                                    REVENUES        ASSETS
                                  ------------   ------------
Thirteen weeks ended:
United States .................   $ 11,914,833   $ 91,954,049
Canada ........................      4,140,767        656,946
Other foreign countries .......      2,321,037              -
                                  ------------   ------------
Total .........................   $ 18,376,637   $ 92,610,995
                                  ============   ============

Thirty-nine weeks ended:
United States .................   $ 34,079,588
Canada ........................     11,919,269
Other foreign countries .......      6,569,629
                                  ------------
Total .........................   $ 52,568,486
                                  ============

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided various professional services and facilities usage to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $287,553 for professional fees, facility usage and reimbursable expenses for the thirty-nine weeks ended November 26, 2005 and $547,644 for the thirty-nine weeks ended November 27, 2004. At November 26, 2005, the Company owed THGLLP $13,986. A Managing Member of HACI (pre-Merger), is a founding Partner and is currently a non-active partner in THGLLP. THGLLP ceased providing facilities to the Company in June 2005.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Mr. Edward J. Doyle, a member of the Board of Directors of Cenuco (effective May 20,
2005) is a Managing Member of ZVLLC. For the thirty-nine weeks ended November 26, 2005, ZVLLC invoiced the Company for $19,078. For the thirty-nine weeks ended November 27, 2004, ZVLLC invoiced the Company for $25,594. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at November 26, 2005 was $0.

Mr. Kenneth D. Taylor, also a member of the Board of Directors of Cenuco, Inc. (effective May 20, 2005) provided consulting services to the Company. For the thirty-nine weeks ended November 26, 2005, he invoiced the Company $5,000. For the thirty-nine weeks ended November 27, 2004, he did not invoice the Company. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. The balance due at November 26, 2005 was $0.

The Hermes Group LLC (THGLLC), a limited liability company, provides banking and corporate advisory services to the Company. For the thirty-nine weeks ended November 27, 2005, THGLLC invoiced Lander Co., Inc., a wholly owned subsidiary of the Registrant, for $237,413, as compensation for the provision of business advisory services. Mr. Mark I. Massad and Mr. Joseph A. Falsetti (Director and Executive Officer of Registrant), each of whom owns beneficially 40 percent of the Registrant's Series A Participating Preferred Stock, are members of THGLLC. Mr. Joseph A. Falsetti did not receive any benefit from the fees invoiced for business advisory services. As of November 26, 2005, there was a balance due to THGLLC of $10,000.

In addition the Company paid a success fee of $1,000,000 to THGLLC in connection with the Registrant's acquisition of certain brands and related assets from Playtex Products, Inc.

For the thirty-nine weeks ended November 27, the Registrant paid guarantee fees of $400,000 each to Dana Holdings, LLC ("Dana") and MarNan Holdings, LLC 2005 ("MarNan) in connection with a bridge loan agreement dated November 15, 2005 between the Registrant, Prencen Lending LLC and Highgate House Funds, Ltd. (see
Note 3) one hundred percent of the ownership interests in Dana are owned beneficially by members of the immediate family of Mr. Joseph A. Falsetti. Mr. Mark I. Massad owns beneficially 100 percent of the ownership interests in MarNan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

The Company's management believes the charges for the related party services (listed above) and facilities are consistent with those that would be paid to independent third parties.

NOTE 13 - SUPPLEMENTAL PRO FORMA INFORMATION

MERGER

The following discloses the results of operations (excluding discontinued operations) for the current interim period (and corresponding period in the preceding year) as though the Merger had been completed as of March 1, the beginning of the period. The combined results consist of the thirty-nine weeks ended November 26, 2005 and November 27, 2004.

                                               39 weeks ended    39 weeks ended
                                                 November 26      November 27
                                                    2005              2004
                                               ---------------------------------

Net sales .................................    $   52,608,523    $   52,043,877
Net loss before amortization of intangibles        (5,113,802)       (4,492,850)
Amortization of intangible assets .........          (320,400)         (320,400)
Net loss ..................................    $   (5,434,202)   $   (4,813,250)
Loss per common share - basic and diluted .    $         (.39)   $         (.35)
Weighted average shares ...................        13,765,693        13,750,556

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

For accounting purposes, HACI is considered the acquirer in a reverse acquisition transaction and consequently the Merger has been treated as a recapitalization of HACI. Thus, HACI's financial statements are the historical financial statements of the post-Merger entity.

Effective May 20, 2005, Cenuco, Inc consists of two business divisions, (1) Health & Beauty Care (HBC) and (2) Wireless Application Development (WAD).

On November 16, 2005, the HBC division utilizing Lander US and Lander Intangibles Corporation (Lander Intangibles), a newly formed wholly owned subsidiary of HACI, acquired several of the brands of Playtex Products, Inc. ("Playtex") including Baby Magic(R), Binaca(R), Mr. Bubble(R), Ogilvie(R), Tek(R), Dentax(R), Dorothy Gray(R), Better Off(R) and Tussy(R) (the Playtex Acquisition).

HEALTH AND BEAUTY CARE (HBC)

Lander Co., Inc. (Lander) and its Canadian affiliate, Lander Canada Limited, (Lander Canada) manufacture, market and distribute a leading value brand (Lander(R)) of health and beauty care products. Additionally, through its Canadian facility, Lander produces a series of private label brands for a limited number of large Canadian retail chains. In addition, effective November 16, 2005, several brands acquired from Playtex were added to the brand portfolio. Playtex is one of the country's leading health and beauty care companies. The acquisition of these Playtex brands created commercial, operational and distribution synergies with the Company's existing manufacturing and distribution infrastructure. Management believes that the Company's existing manufacturing and distribution infrastructure has capacity for increased volume and is capable of integrating the acquired brands into our existing line of product offerings. The Playtex brands are positioned in product categories where Lander already has an established and significant "extreme value" leadership position. Management believes that combining the Playtex and Lander brands will enable us to take advantage of the trend among extreme value retailers to sell premium brand name products, and for traditional food, drug and mass market retailers, to add value brands into their stores.

Prior to the Playtex Acquisition, the Company distributed on an annual basis, more than 100 million units of health and beauty products (primarily liquid fill bath care, baby care, and skin care products) in North America, and another 20 million internationally. Subsequent to the Playtex Acquisition, the Company estimates it will distribute an additional 40 million units annually. This increases total Company annual units to an estimated 160 million on a global basis.

Facilities

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

Lander Customers

Approximately 65% of the Company's business is conducted in the United States, 23% in Canada and 12% outside North America. The Company's largest customer is Wal-Mart, which comprises approximately 29% of the business conducted in the U.S. and approximately 32% of the Canadian private label business. Other major customers include Dollar Tree, Family Dollar, Kmart, Bargain Wholesale and Shopper's Drug Mart. Subsequent to the Playtex brands acquisition on November 16, 2005, Lander has gained access to several additional customers, among the most significant are Toys R Us and Target. Internationally, the Lander products are distributed to 90 countries, including those located in Latin America, Africa, the Middle East, as well as, Mexico and the Philippines.

Industry

The business of selling health and beauty aids in personal care categories is highly competitive. These markets include numerous manufacturers, distributors, marketers and retailers that actively compete for consumers' business both in the United States and abroad.

The principal competitors of Lander include Alberto-Culver Company, Church & Dwight Co., Inc., Colgate-Palmolive Company, Johnson & Johnson and The Proctor & Gamble Company. All of these competitors are larger and have substantially greater resources than Lander, and may therefore have the ability to spend more aggressively on advertising and marketing and to respond more effectively to changing business and economic conditions than we do. If this were to occur, our sales, operating results and profitability would be adversely affected.

Lander competes on the basis of numerous factors, including brand name recognition (in the value segment), product quality, performance, price and product availability at retail stores. Merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on customers' buying decisions and, as a result, on Lander's sales. The structure and quality of the sales force and broker network, as well as consumption of Lander's products, affects in-store position, wall display space and inventory levels in retail outlets. If Lander is not able to maintain or improve the inventory levels and in-store positioning of its products in retail stores, Lander's sales and operating results will be adversely affected. Lander's markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. An increase in the amount of product introductions by Lander's competitors could have a material adverse effect on Lander's sales, operating results and profitability.

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

Several national and international cellular carriers are currently testing our mobile viewing software. Western Wireless Corporation has recently deployed MobileMonitor(sm) product kits and software through select carrier retail locations across nineteen western states and is now available to Western Wireless subscribers. Cenuco's Product kits and software have already been delivered to the carrier retail locations through Cenuco's distribution partner, CellStar.

Cenuco continues to develop software for Tyco's Research and Development group.

Revenue and expense for the Wireless Application Development division reflects activity from the date of the Merger (May 20, 2005) to November 26, 2005. Prior to the Merger the Wireless Application Development division's financial information and other pertinent information is contained in the 10-Q for the first quarter ended March 31, 2005 filed by Cenuco in May 2005.

THIRTEEN WEEKS ENDED NOVEMBER 26, 2005 COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 27, 2004

GENERAL

The brand portfolio has grown through acquisition of well-recognized brands from a larger consumer products company, which at the time of acquisition were considered "non-core" by their previous owner and did not benefit from the focus of senior level management or strong marketing and sales support. After acquiring a brand, the focus is to increase its sales, market share and distribution in both existing and new channels. This growth will be driven by new marketing and sales strategies, improved packaging and formulations, innovative new products and line extensions.

REVENUES

Consolidated net revenues for the thirteen weeks ended November 26, 2005 increased $359,000 (+2.0%) when compared to net revenues for the thirteen weeks ended November 27, 2004. This quarter's volume was favorably impacted by the closing of the Playtex Acquisition, which resulted in an additional $1,310,000 in revenue this quarter.

US revenues from the core Lander branded products increased during the quarter by $1,225,000 (+9.7%). Included in this increase are sales of Lander Extreme Value products, which grew by $650,000 (+6.7%) with 11 of the top accounts achieving growth of $732,000 (+35%) this quarter vs. the prior year. The growth can be attributed primarily to two factors, (1) Lander's ability to supply while others were experiencing shortages in key products, and (2) anticipation of pricing actions following the increases in petroleum based products. In addition, the higher margin Premium Value products division grew in revenues by $575,000 (+20%), with a key element in this growth being the addition of Lander essentials Foam Bath and Lander essentials Lotions in over 5,000 locations. Offsetting this US revenue growth from the core Lander branded products, is a reduction of $1,681,000 attributed to the termination of a prior year's marketing and administrative services agreement for the sale of licensed products and other various declines in revenue totaling approximately $246,000. This licensing agreement and corresponding revenues terminated with the licensor's bankruptcy filing and cessation of business during the first quarter of the current fiscal year.

Trade sale revenues derived from the Canadian subsidiary were down $249,000 (-5.7%) this quarter versus the same period last year as a result of lower sales in both the extreme value and private label segments.

GROSS PROFIT

Consolidated gross profit decreased by $0.3 million for the thirteen weeks ended November 26, 2005 from $1.9 million for the thirteen weeks ended November 27, 2004. The Playtex Acquisition resulted in an overall increase in gross profit by $0.1 million for the quarter after accounting for and in accordance with SFAS No. 142 the Company recorded the inventory acquired at the fair market value, which negatively impacted gross profit in the quarter by $0.5 million This accounting will continue to impact gross profit in the fourth quarter. The impact of a favorable mix of $0.1 million resulted from higher sales of Lander Essentials premium value products. Inflationary increases resulting from rising oil prices impacted commodity pricing resulting in higher raw material prices for surfactants, mineral oil and bottles negatively impacted the quarter by $0.3 million. Higher oil prices and the mix in sales between accounts negatively impacted freight by $0.2 million.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses amounted to $3.9 million for the thirteen weeks ended November 26, 2005 compared to $2.5 million for the thirteen weeks ended November 27, 2004. The increase of $1.4 million is due to the selling and administrative costs of Cenuco's WAD division which contributed $0.5 million of incremental cost this quarter, in conjunction with $0.4 million one time costs for outside legal, professional and audit fees associated with the filing of the 8-K/A on December 19, 2005. Sales and marketing expenses are $0.1 million above prior year related to incremental expenses associated with the launch of Lander Premium value business division. The balance of the $0.4 million increase pertains to incremental salary, benefits and professional fees related to being a public versus private entity.

OTHER INCOME

Other income of $2.8 million for the thirteen weeks ended November 26, 2005 represents an increase of $2.4 over the thirteen weeks ended November 27, 2004. The primary reason for the increase is related to a one-time gain of $2.5 million on extinguishment of debt.

THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 COMPARED TO THE THIRTY-NINE WEEKS ENDED NOVEMBER 27, 2004

REVENUES

Consolidated year to date net revenues through November 26, 2005 increased by $540,000 (+1.0%) when compared to year to date net revenues through November 27, 2004. Overall US sales from the Lander products were up $1,222,000 (+3.2%), driven by a $4,362,000 (+56%) growth in the strategically important Lander Premium Value business division. Offsetting this growth, however, was a volume decline of $2,150,000 associated with the loss from the aforementioned termination of the prior year's marketing and administrative services agreement for the sale of licensed products along with a decline of $3,140,000 in the Company's non-focus extreme value business in the United States. Lander's extreme value products are typically sold at a one-dollar retail price point in dollar stores and other low price venues.

Revenue was favorably impacted by the closing of the Playtex Acquisition, which resulted in an additional $1,310,000 year to date.

Year to date trade sales from the Canadian subsidiary increased $158,000 (+1.3%) driven mainly by sales increase in the lower margin extreme value segment of the business.

GROSS PROFIT

Consolidated gross profit declined to $3.9 million for the thirty-nine weeks ended November 26, 2005 from $6.2 million for the thirty-nine weeks ended November 27, 2004; a decline of $2.3 million. The Playtex Acquisition resulted in an overall increase in gross profit by $0.1 million year to date after accounting for and in accordance with SFAS No. 142 the Company recorded the inventory acquired at fair market value, which negatively impacted gross profit year to date by $0.5 million. This accounting will continue to impact gross profit in the fourth quarter. This was offset with a favorable mix of $0.2 million due to higher sales of Lander Essentials premium value products. The company has implemented cost reduction programs and continues to streamline its manufacturing processes however, inflationary increases resulting from rising oil prices impacted commodity pricing, which resulted in higher raw material prices for surfactants, mineral oil, bottles and caps, which combined with incremental freight expense negatively impacted gross profit by $2.5 million versus prior year. An agreement with a third party manufacturer that was terminated in Q1 produced a $0.1 million reduction to gross profit as inventories were liquidated at below market pricing.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses amounted to $9.8 million for the thirty-nine weeks ended November 26, 2005 compared to $7.5 million for the thirty-nine weeks ended November 27, 2004; an increase of $2.3 million. Selling and administrative costs of Cenuco's WAD division added $1.1 million to total cost in the current period. In addition, salary and salary related expenses in conjunction with outside legal, professional and audit fees amounted to $0.8 million. Furthermore there were one time costs of $0.4 million for outside legal, professional and audit fees associated with the filing of the 8-K/A on December 19, 2005.

OTHER INCOME

Other income of $2.9 million for the thirty-nine weeks ended November 26, 2005 represents an increase of $2.4 over the thirty-nine weeks ended November 27, 2004. The primary reason for the increase is related to a one-time gain of $2.5 million pertaining to the early extinguishment of debt.

OTHER FINANCIAL ITEMS

LIQUIDITY AND CAPITAL RESOURCES

Bridge Loan

The Company entered into a bridge loan of $80 million on November 16, 2005 maturing on May 15, 2006 with interest at LIBOR plus 5.5% for the first 90 days and LIBOR plus 10.5% for the next 90 days. The funds were used to acquire brands from Playtex, pay fees related to brand purchases and bridge loan, retire all other funded debt (including the revolver) and to provide working capital for the Company.

On November 26, 2005, the amount available from the bridge loan was $4,488,488. On February 28, 2005, the amount available from the retired revolver was $567,995.

The Company expects to refinance the bridge loan on a long term basis under the terms of a long term facility with Prencen, LLC ("Prencen"), Highgate House Funds Ltd. ("Highgate"), and Cornell Capital Partners ("Cornell") for equity and convertible debt financing (the "Financing Facility"). The Financing Facility includes the following: (i) proceeds of an aggregate of $11 million from the sale of shares of a new series of Cenuco participating preferred stock, convertible, subject to certain restrictions, into an aggregate of 3,150,652 shares of Cenuco common stock, along with the issuance of warrants exercisable for a period of 5 years to acquire an aggregate of 394,736 shares of common stock at an exercise price of $4.37 per share and 550,459 shares of common stock at an exercise price of $3.92 per share and (ii) proceeds of $69 million from the issuance of a 5 year secured debenture, convertible into common stock of Cenuco at any time, subject to certain restrictions, at a per share conversion price of 95% of the lowest closing bid price of the common stock for the 45 trading days preceding the date of conversion, bearing interest at 12% per annum, along with warrants (the "Debt Warrants") exercisable for a period of 5 years to acquire 1,052,631 shares of common stock at an exercise price of $4.56 per share and 886,877 shares of common stock at an exercise price of $3.92 per share. The exercise price of the Debt Warrants noted above is subject to a discount to 20% of the then current conversion price in the event certain conditions of default are triggered under the secured debenture.

CASH FLOW - THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 AND NOVEMBER 27, 2004

Net cash used in operating activities was $17.1 million and $0.8 million, respectively for the thirty-nine weeks ended November 26, 2005 and November 27, 2004. For the thirty-nine weeks ended November 26, 2005, the primary factor contributing to negative operating cash flow related to the acquisition of inventory of $9.6 million from Playtex. Other major contributors consisted of the net loss of $4.5 million less non-cash expenses of $1.7 millionand a decrease in accounts payable of $1.5 million. For the thirty-nine weeks ended November 27, 2004, the major contributors to negative operating cash flow was a net income loss of $1.9 million, less non-cash expenses of $1.0 million, an increase in accounts payable of $3.2 million, offset by increases in trade receivables, inventory and prepaid assets of $3.2 million.

Net cash used in investing activities amounted to $42.3 million for the thirty-nine weeks ended November 26, 2005 compared to $0.5 million for the thirty-nine weeks ended November 27, 2004. For the thirty-nine weeks ended November 26, 2005, the major activities consisted of cash received of $6.3 million from reverse acquisition of Cenuco, $1.2 million for capital equipment and $47.7 million for the purchase of intangible assets from Playtex. For the thirty-nine weeks ended November 27, 2004, cash of $$0.5 million was expended for capital equipment.

Net cash provided by financing activities for the thirty-nine weeks ended November 26, 2005 amounted to $63.9 million compared to cash provided by financing activities for the thirteen weeks ended November 27, 2004 of $1.3 million. The majority of the activity relates to the bridge loan (see Notes 3 and 6) and borrowings and or repayments under the Company's line of credit and other long-term debt payments.

AT NOVEMBER 26, 2005 CENUCO HAD CASH AND CASH EQUIVALENTS OF $4.5 MILLION. MANAGEMENT BELIEVES THIS AND OTHER FINANCING SOURCES AVAILABLE TO THE COMPANY PROVIDE CENUCO WITH SUFFICIENT OPERATING LIQUIDITY.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided various professional services and facilities usage to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $287,553 for professional fees, facility usage and reimbursable expenses for the thirty-nine weeks ended November 26, 2005 and $547,644 for the thirty-nine weeks ended November 27, 2004. At November 26, 2005, the Company owed THGLLP $13,986. A Managing Member of HACI (pre-Merger), is a founding Partner and is currently a non-active partner in THGLLP. THGLLP ceased providing facilities to the Company in June 2005.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Mr. Edward J. Doyle, a member of the Board of Directors of Cenuco (effective May 20,
2005) is a Managing Member of ZVLLC. For the thirty-nine weeks ended November 26, 2005, ZVLLC invoiced the Company for $19,078. For the thirty-nine weeks ended November 27, 2004, ZVLLC invoiced the Company for $25,594. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at November 26, 2005 was $0.

Mr. Kenneth D. Taylor, also a member of the Board of Directors of Cenuco, Inc. (effective May 20, 2005) provided consulting services to the Company. For the thirty-nine weeks ended November 26, 2005, he invoiced the Company $5,000. For the thirty-nine weeks ended November 27, 2004, he did not invoice the Company. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. The balance due at November 26, 2005 was $0.

The Hermes Group LLC (THGLLC), a limited liability company, provides banking and corporate advisory services to the Company. For the thirty-nine weeks ended November 27, 2005, THGLLC invoiced Lander Co., Inc., a wholly owned subsidiary of the Registrant, for $237,413, as compensation for the provision of business advisory services. Mr. Mark I. Massad and Mr. Joseph A. Falsetti (Director and Executive Officer of Registrant), each of whom owns beneficially 40 percent of the Registrant's Series A Participating Preferred Stock, are members of THGLLC. Mr. Joseph A. Falsetti did not receive any benefit from the fees invoiced for business advisory services. As of November 26, 2005, there was a balance due to THGLLC of $10,000.

In addition the Company paid a success fee of $1,000,000 to THGLLC in connection with the Registrant's acquisition of certain brands and related assets from Playtex Products, Inc.

For the thirty-nine weeks ended November 27, the Registrant paid guarantee fees of $400,000 each to Dana Holdings, LLC ("Dana") and MarNan Holdings, LLC 2005 ("MarNan) in connection with a bridge loan agreement dated November 15, 2005 between the Registrant, Prencen Lending LLC and Highgate House Funds, Ltd. (see
Note 3) one hundred percent of the ownership interests in Dana are owned beneficially by members of the immediate family of Mr. Joseph A. Falsetti. Mr. Mark I. Massad owns beneficially 100 percent of the ownership interests in MarNan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

The Company's management believes the charges for the related party services (listed above) and facilities are consistent with those that would be paid to independent third parties.

RISK FACTORS

Cenuco's top five customers accounted for approximately 42% and 46%, respectively of consolidated net revenues for the thirteen and thirty-nine weeks ended November 26, 2005. Trade accounts receivable from these customers represented approximately 42% of net consolidated receivables at November 26, 2005. Wal-Mart Stores Inc. accounted for approximately 24% and 30%, respectively of consolidated net revenues for the thirteen and thirty-nine weeks ended November 26, 2005. Dollar Tree Stores Inc accounted for approximately 9% and 8%, respectively of net consolidated revenues for the thirteen and thirty-nine weeks ended November 26, 2005. A significant decrease or interruption in business from the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

                                 NOVEMBER     NOVEMBER    FEBRUARY    FEBRUARY
                                 26, 2005     26, 2005    28, 2005    28, 2005
                                  CAPITAL    OPERATING     CAPITAL    OPERATING
                                  LEASES       LEASES      LEASES      LEASES
                                 --------   -----------   --------   -----------

2006 .........................   $ 12,019   $   239,527   $ 59,944   $   762,790
2007 .........................     32,633       590,899     31,820       342,136
2008 .........................          0       344,159          0       282,940
2009 .........................          0       213,791          0       207,105
2010 .........................          0       206,438          0       204,428
2011 .........................          0       102,000          0       102,000
                                 --------   -----------   --------   -----------
Total minimum lease payments .   $ 44,652   $ 1,696,814   $ 91,764   $ 1,901,399
                                            ===========              ===========

Less amounts representing
  Interest (at rates ranging
  from 5.25% to 8.31% ........       (885)                  (6,606)
                                 --------                 --------

Present value of net minimum
  Capital lease payments .....   $ 43,767                 $ 85,158
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as rising commodity costs and weak global economic conditions. Forecasted purchases during the next thirteen weeks are approximately $22 million. An average 2% unfavorable price increase related to the price of oil and other related inflationary raw materials could cost the Company approximately $440,000.

The Company has also evaluated its exposure to fluctuations in interest rates. $80.0 million is currently outstanding under the bridge loan, with a term of May 15, 2006. An increase of one percent in the interest rates would increase interest expense by approximately $200,000 per quarter. The Interest rate risks from the Company's other interest-related accounts such as its postretirement obligations are deemed to not be significant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - WAD DIVISION:

Raymond Anthony Joao is the owner of United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130 (the "Patents") which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. In order to facilitate business discussions, Cenuco and Joao entered into a "Confidentiality/Non-Disclosure Agreement, dated November 4, 2004 (the "Agreement"). On February 1, 2005, Joao commenced an action against Cenuco in Federal District Court, Southern District of New York, alleging that Cenuco infringes the Patents (Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). Cenuco timely answered the complaint denying infringement, filed a motion to dismiss complaint based on the Agreement and filed a counterclaim based on the Agreement. Subsequently, the Court denied Cenuco's motion to dismiss the complaint (376 F. Supp. 2d 380) and Cenuco's counterclaim (October 3, 2005, Order and Decision not published at this time). This matter remains open for a trial on the merits.

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

Date: January 17, 2006