Form 10-Q/A
period 2005-11-26
CENUCO INC
filed 2006-01-23
CIK 843494

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


                                 EXPLANTORY NOTE

This revised filing amends the Quarterly Report on Form 10-Q filed by the Registrant on January 18, 2006.

The revised version corrects certain typographical and formatting errors, and clarifies and/or expands certain of the Notes (primarily Note 6 regarding the Financing Facility) to the Financial Statements and Management Discussion and Analysis.

There were no adjustments to the Financial Statements previously reported.

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

CENUCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Thirty-nine weeks ended
                                                                    November 26, 2005   November 27, 2004
                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................   ($ 4,537,628)       ($ 1,838,575)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization .....................................        970,383             723,475
Provision for bad debts ...........................................        214,971             184,305
Amortization of deferred financing costs ..........................        467,451              98,799
Gain on settlement of Seller's Note ...............................     (2,500,000)                  -
Gain on disposal of fixed assets ..................................        (32,833)                  -
Changes in operating assets and liabilities:
  Accounts receivable .............................................       (457,722)         (2,055,076)
  Inventories .....................................................     (8,138,441)           (996,011)
  Prepaid expenses  and other .....................................     (1,772,998)           (177,014)
  Other assets ....................................................       (130,696)              9,000
  Accounts payable ................................................     (1,458,978)          3,205,707
  Accrued expenses ................................................        206,283             (43,516)
  Long-term pension obligations ...................................         55,450              89,757
                                                                      ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES .............................    (17,114,758)           (799,149)
                                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in cash from reverse acquisition of Cenuco .........      6,002,887                   -
  Proceeds from note receivable ...................................         71,142                   -
  Acquisition costs ...............................................              -              (6,075)
  Purchase of property, plant and equipment .......................     (1,126,800)           (486,184)
  Proceeds from disposal of fixed assets ..........................              -              37,301
  Purchase of intellectual property, including acquisition costs ..   ($47,270,313)                  -
                                                                      ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES .............................    (42,323,084)           (454,958)
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bridge loan proceeds ............................................     80,000,000                   -
  Net (repayments) borrowings under line of credit ................     (5,698,935)          1,832,176
  Financing costs .................................................     (2,912,360)            (26,849)
  Repayments of long-term debt ....................................     (6,843,890)           (507,639)
  Repayments of capital leases ....................................       (718,244)            (44,789)
  Proceeds from exercise of warrants ..............................        111,000                   -
                                                                      ------------        ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES .........................     63,937,571           1,252,899
                                                                      ------------        ------------
Effect of exchange rates on cash and cash equivalents .............        (43,004)              1,208
                                                                      ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........................      4,456,725                   -
Cash and cash equivalents at beginning of period ..................         31,763               1,827
                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................   $  4,488,488        $      1,827
                                                                      ============        ============


Supplemental disclosures of cash flow information:

  Cash paid for interest ..........................................   $  1,819,791        $    866,495
    Reverse merger, excluding cash acquired (see Note 1):
    Estimated fair value of tangible assets acquired ..............   $  1,199,715                   -

    Goodwill and identifiable intangible assets acquired ..........     38,974,680                   -
    Liabilities assumed ...........................................       (473,590)                  -
                                                                      ------------
    Net assets acquired ...........................................   $ 39,700,805                   -
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

Other Assets, Net: Other assets, net consist primarily of deferred financing costs of approximately $2.7 million related to the bridge loan with a term of six months. The deferred financing costs are being amortized on a straight-line basis over the anticipated six-month term of the bridge loan ending May 15, 2006. Amortization expense related to deferred financing costs was $354,770 and $467,451, respectively, for the thirteen and thirty-nine weeks ended November 26, 2005 and $32,709 and $98,799, respectively, for the thirteen and thirty-nine weeks ended November 27, 2004.

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
                                         ------------

In order to finance the acquisition of the brands from Playtex ($58.0 million), fund financing fees ($2.8 million) for Bridge Loan, repay certain existing indebtedness of the Company and its subsidiaries including the Seller Note and the Financing Arrangement referred to below under Long-Term Debt (approximately $13.8 million in total) and provide working capital for the operations of Lander US (approximately $5.4 million), on November 16, 2005, Cenuco, Lander US, HACI and Lander Intangibles (collectively, the "Borrowers"), entered into an $80.0 million Bridge Loan Term Agreement (the "Bridge Loan") with Prencen, LLC ("Prencen") and Highgate House Funds Ltd. ("Highgate"), as lenders, and Prencen, as agent for the lenders.

The Bridge Loan bears interest at an annual rate of 5.5% above the three-month LIBOR rate (set 2 days in advance on November 14, 2005 at 4.34%) set for the first 90 days after the closing date of the Bridge Loan. The interest rate margin over LIBOR shall increase by 5% per annum at the end of that 90-day period to 10.5%. Also at the end of the 90 day period the three-month LIBOR rate will be reset on February 12, 2006 for the next 90 days (February 15 to May 15, 2006). Upon the occurrence and during the continuance of an event of default, the annual rate of interest will increase by 5.5% over the rate of interest otherwise in effect. Interest accrues monthly, in arrears. The Bridge Loan is due and payable on May 15, 2006. In addition, the Borrowers shall immediately prepay the Bridge Loan from the proceeds of the Financing Facility (as described below), as well as the net cash proceeds of any non-ordinary course assets sales and 50% of the amount of any post-closing inventory adjustment in Lander's favor. The borrowings under the Bridge Loan are secured by a first priority lien against all assets of the Borrowers and HREI, and by a pledge of the shares in Cenuco owned by two shareholders.

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

NOTE 6 -- LONG-TERM DEBT

On October 10, 2005, Cenuco, (the parent of HACI following the May 2005 merger transaction (see Note 1)), entered into agreements with Prencen and Highgate (both of whom also participate in the Bridge Loan financing facility described in Note 3) for equity and convertible debt financing (the "Financing Facility"), to be used, among other things, as long term financing to repay the Bridge Loan. As part of the closing of the Playtex brands acquisition and the related Bridge Loan facility described in Note 3, the terms of the Financing Facility were amended on November 15, 2005 to include various modifications, included in the description below.

The Financing Facility, as amended, includes the following: (i) proceeds of an aggregate of $11 million from the sale of shares of a new series of Cenuco participating preferred stock, convertible, subject to certain restrictions, into an aggregate of 3,150,652 shares of Cenuco common stock, along with the issuance of warrants exercisable for a period of 5 years to acquire an aggregate of 394,736 shares of common stock at an exercise price of $4.37 per share and 550,459 shares of common stock at an exercise price of $3.92 per share and (ii) proceeds of $69 million from the issuance of a 5 year secured debenture, convertible into common stock of Cenuco at any time, subject to certain restrictions, at a per share conversion price of 95% of the lowest closing bid price of the common stock for the 45 trading days preceding the date of conversion, bearing interest at 12% per annum, along with warrants (the "Debt Warrants") exercisable for a period of 5 years to acquire 1,052,631 shares of common stock at an exercise price of $4.56 per share and 886,877 shares of common stock at an exercise price of $3.92 per share. The exercise price of the Debt Warrants noted above is subject to a discount to 20% of the then current conversion price in the event certain conditions of default are triggered under the secured debenture. Funding under the Financing Facility will not be available until the completion of various corporate and securities law requirements, including a vote of the Company's shareholders to approve the issuance of the common stock and convertible securities in connection with the Financing Facility. Management believes these requirements will be met and the Financing Facility will be available within the 180 day term of the Bridge Loan.

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

As part of the HACI/HREI Acquisition of the Lander US business, HACI also had long term financing from the seller in the form of a $4,500,000 subordinated note ("Seller Note") with a three year term expiring in June 2006. The Seller Note was subordinate to the Financing Agreement. Interest is payable quarterly at an annual interest rate of 10%. Annual principal payments of $1,166,667 were required under this Seller Note; however a provision permitted the Company to defer principal payments if certain financial targets, pursuant to the Financing Arrangement were not achieved by Lander. As a result of the Company not achieving these financial targets in fiscal 2004 and 2005, principal payment due in June 2004 and June 2005 had been deferred until June 2006. Additionally, there was a provision in the Seller Note that permitted the deferral of interest payments in the event of non-compliance with certain covenants contained in the Financings Arrangement. Accordingly, HACI had not paid any interest accrued on the Seller Note from July 1, 2004. Accrued interest on the Seller Note totaled $519,841 and $257,773 as of November 16, 2005 and February 28, 2005,
respectively.

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
                                 ========                 ========

The Company is subject to certain claims and litigation in the normal course of business. Management believes, after consulting with legal counsel, that the ultimate liability resulting from these matters will not materially affect the consolidated results of operations or financial position of the Company.

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

The exercise prices of all options granted by the Company equal the market price at the dates of grant. From the date of the Merger to November 26, 2005 no options were issued. If options had been issued, no compensation expense would have been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would not have changed.

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
                                  ============

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided various professional services and facilities usage to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $287,553 for professional fees, facility usage and reimbursable expenses for the thirty-nine weeks ended November 26, 2005 and $547,644 for the thirty-nine weeks ended November 27, 2004. At November 26, 2005, the Company owed THGLLP $13,986. Mr. Mark I. Massad, who owns beneficially 40% of the Registrant's Series A Participating Preferred Stock and who was a Managing Member of HACI (pre-Merger), is a founding Partner and is currently a non-active partner in THGLLP. THGLLP ceased providing facilities to the Company in June 2005.

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

The Hermes Group LLC (THGLLC), a limited liability company, provides banking and corporate advisory services to the Company. For the thirty-nine weeks ended November 27, 2005, THGLLC invoiced Lander Co., Inc., a wholly owned subsidiary of the Registrant, for $237,413, as compensation for the provision of business advisory services. Mr. Mark I. Massad and Mr. Joseph A. Falsetti (who is also a Director and Executive Officer of Registrant), each of whom owns beneficially 40 percent of the Registrant's Series A Participating Preferred Stock, are members of THGLLC. Mr. Joseph A. Falsetti did not receive any benefit from the fees invoiced for business advisory services. As of November 26, 2005, there was a balance due to THGLLC of $10,000.

In addition the Company paid a success fee of $1,000,000 to THGLLC in connection with the Registrant's acquisition of certain brands and related assets from Playtex Products, Inc., (see Note 3).

For the thirty-nine weeks ended November 26, 2005 the Registrant paid guarantee fees of $400,000 each to Dana Holdings, LLC ("Dana") and MarNan Holdings, LLC 2005 ("MarNan) in connection with a Bridge Loan agreement dated November 15, 2005 between the Registrant, Prencen Lending LLC and Highgate House Funds, Ltd. (see Note 3). One hundred percent of the ownership interests in Dana are owned beneficially by members of the immediate family of Mr. Joseph A. Falsetti. Mr. Mark I. Massad owns beneficially 100 percent of the ownership interests in MarNan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

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

OTHER FINANCIAL ITEMS

LIQUIDITY AND CAPITAL RESOURCES

Bridge Loan

The Company entered into a bridge loan of $80.0 million on November 15, 2005 maturing on May 15, 2006 with interest at LIBOR plus 5.5% for the first 90 days and LIBOR plus 10.5% for the next 90 days. The funds were used to acquire brands from Playtex, pay fees related to brand purchases and bridge loan, retire all other funded debt (including the revolver) and to provide working capital for the Company.

On November 26, 2005, the amount available from the bridge loan was $4,488,488. On February 28, 2005, the amount available from the retired revolver was $567,995.

The Company expects to refinance the bridge loan on a long term basis under the terms of a long term facility with Prencen, LLC ("Prencen") and Highgate House Funds Ltd. ("Highgate") for equity and convertible debt financing (the "Financing Facility"). The Financing Facility includes the following: (i) proceeds of an aggregate of $11 million from the sale of shares of a new series of Cenuco participating preferred stock, convertible, subject to certain restrictions, into an aggregate of 3,150,652 shares of Cenuco common stock, along with the issuance of warrants exercisable for a period of 5 years to acquire an aggregate of 394,736 shares of common stock at an exercise price of $4.37 per share and 550,459 shares of common stock at an exercise price of $3.92 per share and (ii) proceeds of $69 million from the issuance of a 5 year secured debenture, convertible into common stock of Cenuco at any time, subject to certain restrictions, at a per share conversion price of 95% of the lowest closing bid price of the common stock for the 45 trading days preceding the date of conversion, bearing interest at 12% per annum, along with warrants (the "Debt Warrants") exercisable for a period of 5 years to acquire 1,052,631 shares of common stock at an exercise price of $4.56 per share and 886,877 shares of common stock at an exercise price of $3.92 per share. The exercise price of the Debt Warrants noted above is subject to a discount to 20% of the then current conversion price in the event certain conditions of default are triggered under the secured debenture. Funding under the Financing Facility will not be available until the completion of various corporate and securities law requirements, including a vote of the Company's shareholders to approve the issuance of the common stock and convertible securities in connection with the Financing Facility. Management believes these requirements will be met and the Financing Facility will be available within the 180 day term of the Bridge Loan.

CASH FLOW - THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 AND NOVEMBER 27, 2004

Net cash used in operating activities was $17.1 million and $0.8 million, respectively for the thirty-nine weeks ended November 26, 2005 and November 27, 2004. For the thirty-nine weeks ended November 26, 2005, the primary factor contributing to negative operating cash flow related to the acquisition of inventory of $9.6 million from Playtex. Other major contributors consisted of the net loss of $4.5 million, plus the net effect of non-cash income and expenses of $0.9 million , the increase in prepaid and other assets primarily due to $1.3 million purchase price adjustment from Playtex and a decrease in accounts payable of $1.5 million, less other net changes of $0.7 million. For the thirty-nine weeks ended November 27, 2004, the major contributors to negative operating cash flow was a net income loss of $1.8 million, less non-cash expenses of $1.0 million, an increase in accounts payable of $3.2 million, offset by increases in trade receivables, inventory and prepaid assets of $3.2 million.

Net cash used in investing activities amounted to $42.3 million for the thirty-nine weeks ended November 26, 2005 compared to $0.5 million for the thirty-nine weeks ended November 27, 2004. For the thirty-nine weeks ended November 26, 2005, the major activities consisted of cash received of $6.3 million from the reverse acquisition of Cenuco, $1.2 million for capital equipment purchases and $47.7 million, primarily for the purchase of intangible assets from Playtex. For the thirty-nine weeks ended November 27, 2004, cash of $0.5 million was expended for capital equipment.

Net cash provided by financing activities for the thirty-nine weeks ended November 26, 2005 amounted to $63.9 million compared to cash provided by financing activities for the thirty-nine weeks ended November 27, 2004 of $1.3 million. The majority of the activity relates to the Bridge Loan (see Notes 3 and 6) , net of repayments under the Company's line of credit and other long-term debt for the thirty-nine weeks ended November 26, 2005. The major activity for the thirty-nine weeks ended November 27, 2004 relates to net borrowings of $1.3 million under the Company's line of credit.

AT NOVEMBER 26, 2005 CENUCO HAD CASH AND CASH EQUIVALENTS OF $4.5 MILLION. MANAGEMENT BELIEVES THIS AND OTHER FINANCING SOURCES AVAILABLE TO THE COMPANY PROVIDE CENUCO WITH SUFFICIENT OPERATING LIQUIDITY.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided various professional services and facilities usage to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $287,553 for professional fees, facility usage and reimbursable expenses for the thirty-nine weeks ended November 26, 2005 and $547,644 for the thirty-nine weeks ended November 27, 2004. At November 26, 2005, the Company owed THGLLP $13,986. Mr. Mark I. Massad, who owns beneficially 40% of the Registrant's Series A Participating Preferred Stock and who was a Managing Member of HACI (pre-Merger), is a founding Partner and is currently a non-active partner in THGLLP. THGLLP ceased providing facilities to the Company in June 2005.

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

The Hermes Group LLC (THGLLC), a limited liability company, provides banking and corporate advisory services to the Company. For the thirty-nine weeks ended November 27, 2005, THGLLC invoiced Lander Co., Inc., a wholly owned subsidiary of the Registrant, for $237,413, as compensation for the provision of business advisory services. Mr. Mark I. Massad and Mr. Joseph A. Falsetti (who is also a Director and Executive Officer of Registrant), each of whom owns beneficially 40 percent of the Registrant's Series A Participating Preferred Stock, are members of THGLLC. Mr. Joseph A. Falsetti did not receive any benefit from the fees invoiced for business advisory services. As of November 26, 2005, there was a balance due to THGLLC of $10,000.

In addition the Company paid a success fee of $1,000,000 to THGLLC in connection with the Registrant's acquisition of certain brands and related assets from Playtex Products, Inc., (see Note 3).

For the thirty-nine weeks ended November 26, 2005 the Registrant paid guarantee fees of $400,000 each to Dana Holdings, LLC ("Dana") and MarNan Holdings, LLC 2005 ("MarNan) in connection with a Bridge Loan agreement dated November 15, 2005 between the Registrant, Prencen Lending LLC and Highgate House Funds, Ltd. (see Note 3). One hundred percent of the ownership interests in Dana are owned beneficially by members of the immediate family of Mr. Joseph A. Falsetti. Mr. Mark I. Massad owns beneficially 100 percent of the ownership interests in MarNan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

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

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

                                 NOVEMBER     NOVEMBER    FEBRUARY    FEBRUARY
                                 26, 2005     26, 2005    28, 2005    28, 2005
                                  CAPITAL    OPERATING     CAPITAL    OPERATING
                                  LEASES       LEASES      LEASES      LEASES
                                 --------   -----------   --------   -----------

2006 .........................   $ 12,019   $   239,527   $ 59,944   $   762,790
2007 .........................     32,633       590,899     31,820       342,136
2008 .........................          0       344,159          0       282,940
2009 .........................          0       213,791          0       207,105
2010 .........................          0       206,438          0       204,428
2011 .........................          0       102,000          0       102,000
                                 --------   -----------   --------   -----------
Total minimum lease payments .   $ 44,652   $ 1,696,814   $ 91,764   $ 1,901,399
                                            ===========              ===========

Less amounts representing
  Interest (at rates ranging
  from 5.25% to 8.31%) ........      (885)                  (6,606)
                                 --------                 --------

Present value of net minimum
  Capital lease payments .....   $ 43,767                 $ 85,158
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

The Company has also evaluated its exposure to fluctuations in interest rates. $80.0 million is currently outstanding under the Bridge Loan, with a term of May 15, 2006. An increase of one percent in the interest rates would increase interest expense by approximately $200,000 per quarter. The Interest rate risks from the Company's other interest-related accounts such as its post-retirement obligations are deemed to not be significant.

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

Date: January 23, 2006