Form 10-K
period 2006-02-28
ASCENDIA BRANDS, INC.
filed 2006-08-11
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

Commission file number 033-25900

ASCENDIA BRANDS, INC.

(Formerly Cenuco, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	75-2228820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 American Metro Boulevard Suite 108 Hamilton, New Jersey	08619
(Address of principal executive Offices)	(Zip Code)

(609) 219-0930

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes	☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of its common stock on August 26, 2005, the last business day of the Company’s second quarter for the current fiscal year, as quoted on the American Stock Exchange, was approximately $28,620,943.*

As of August 10, 2006, 13,913,056 shares of common stock, par value $.001 per share, were outstanding.

* Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers and directors of the Registrant, without conceding that all such persons are “affiliates” of the Registrant for purposes of the federal securities laws.

- ii -

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

- iii -

PART I

ITEM 1. BUSINESS

Ascendia Brands, Inc. (“Ascendia”, the “Company”, the “Registrant”, “we” or “us”) manufactures, markets and distributes a portfolio of nationally and internationally recognized branded products in the health and beauty care categories. The brand portfolio includes Baby Magic®, Binaca®, Mr. Bubble®, Lander®, Lander essentials™, Ogilvie®, Tek®, Dentax®, Dorothy Gray® and Tussy®. These products compete in the Bath Products, Baby Toiletries, Deodorant/Antiperspirant, Home Permanent Treatment, Mouthwash, Portable Breath Sprays and Drops, Manual Toothbrush, and Skin Care space within the personal care products market. Ascendia sells its brands through a variety of channels, concentrating on mass merchandisers, drug stores, supermarkets (“mass, drug, food”), and dollar store outlets. This strategy allows us to offer consumers brands in the outlets most often shopped for these product categories. Within the consumer products market, Ascendia’s brands hold either the number one or number two market position within the space in which we compete, as shown below:

Ascendia’s Major Brands Market Position.

Major Brand	Space	Market Position
Mr. Bubble	Children’s Bath	#1
Lander, Lander essentials	Basic Bath	#1
Baby Magic/ Lander	Baby Toiletries	#2
Ogilvie	Home Permanents	#1
Binaca	Portable Breath Freshening	#2

Source: Information Resources, Inc., 4Q 2005.

Strategically, Ascendia limits its distribution to traditional mass, drug, food and dollar store retail venues; we do not currently participate in online, specialty retail, club stores or direct-to-consumer outlets. We continue to seek increased access to retail shelf space and distribution points that can provide enhanced profit margins for Ascendia while also providing good value for consumers. We anticipate that, in the long term, distribution in lower profit margin retail outlets will be scaled down in favor of sales through higher margin retail outlets.

The Company focuses internal resources on product development, manufacturing, distribution, marketing and sales. Ascendia utilizes these core competencies in conjunction with our experienced management team to increase sales and profits. The Company expects to achieve growth through a combination of increased market penetration from existing products in addition to strategic acquisitions.

The Company is also engaged in the development of remote video streaming applications, through its Cenuco Wireless subsidiary.

Corporate Structure

On May 9, 2006 the Company (previously known as Cenuco, Inc.) changed its name to Ascendia Brands, Inc. The chart below depicts the current structure of Ascendia and its direct and indirect, wholly-owned subsidiaries, and the discussion that follows summarizes the functions and role of each company in this group.

Ascendia Brands, Inc. (“Ascendia”, the “Company,” the “Registrant,” “we” or “us”). The Company is a holding company, organized under Delaware law, with its executive offices in Lawrenceville, New Jersey. It owns directly the stock of Hermes Acquisition Company I LLC and Cenuco, Inc. The Company’s common stock is listed on the American Stock Exchange under the symbol “ASB”. Prior to the change in the Company’s name to “Ascendia Brands, Inc.” the Company’s common stock was quoted on the American Stock Exchange under the symbol “ICU”.

Hermes Acquisition Company I LLC (“HACI”). Hermes is a Delaware limited liability company that acts as the holding company for the Company’s health and beauty care division.

Ascendia Brands Co., Inc. (“Ascendia Brands”). Ascendia Brands is a New Jersey corporation with its executive offices in Lawrenceville, New Jersey. As of May 1, 2006, Ascendia Brands assumed the manufacturing and distribution operations formerly conducted through Lander Co., Inc. (see, infra). As the successor to Lander Co., Inc., Ascendia Brands manufactures and sells branded health and beauty care products in the value and premium value categories, through mass market retailers (such as Wal-Mart and K-Mart), “dollar” stores, supermarkets and pharmacies. Ascendia’s brands include Baby Magic, Binaca, Mr. Bubble, Lander, Lander essentials, Ogilvie, Tek, Dentax, Dorothy Gray and Tussy. Ascendia Brands operates a manufacturing plant in Binghamton, New York, which is leased from a related party, Ascendia Real Estate LLC.

Lander Co., Inc. (“Lander”). Lander is a Delaware corporation with its executive offices in Wilmington, Delaware. During the period ended February 28, 2006, Lander was the principal operating company in Ascendia’s health and beauty care division. Following the transition of manufacturing and distribution activities to Ascendia Brands, Lander acts as an intellectual property holding company for trademarks and other intellectual property associated with the Lander brands.

Lander Co. Canada Ltd (“Lander Canada”). Lander Canada, a Canadian limited company, is the Canadian manufacturing and distribution arm of Ascendia’s health and beauty care division. Lander Canada operates a manufacturing facility in Toronto, Ontario, which it leases from a third party.

Ascendia Real Estate LLC (f/k/a Hermes Real Estate I LLC) (“Ascendia Real Estate”). Ascendia Real Estate, a New York limited liability company, is a real estate holding company. Its sole asset is the Binghamton plant, which it leases to Ascendia Brands.

Lander Intangibles Corporation (“Lander Intangibles”). Lander Intangibles is a Delaware corporation with its executive offices in Wilmington, Delaware. Lander Intangibles is an intellectual property holding company that was formed to acquire and hold certain of the intellectual property that the Company purchased from Playtex Products Inc. and its affiliates (“Playtex”) on November 16, 2005.

Cenuco, Inc. (“Cenuco Wireless”). Cenuco Wireless is a Florida corporation with executive offices in Boca Raton. Cenuco Wireless develops and markets wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform.

Health and Beauty Care Division

Introduction

Ascendia Brands and its Canadian affiliate, Lander Canada manufacture, market and distribute value and premium value branded health and beauty care products in the United States and Canada, and in 90 countries throughout the Americas, Africa, Asia and the Middle East. Ascendia’s growing range of product offerings includes branded bath care, baby care, oral care and skin & hair care products. Additionally, through its Canadian facility, Lander Canada produces a line of private label brands for a limited number of large Canadian retail chains.

Ascendia Brands traces its history to the formation of Lander in 1920. Lander was the first value brand cosmetics company in the U.S. In the 1930s and 1940s, Lander introduced perfumes such as “Romantic Days” (in 1943), and “Samezi-Soir” (in 1950). By the 1950’s, Lander owned and controlled over thirty brand names and four subsidiaries, including Lundborg Perfumers Inc. and Mac Gregor Men’s Toiletries Inc. Lander began sales in Canada in 1947. A family-owned company for over 40 years, Lander was acquired in 1964 by what is now Bristol Myers Squibb. In 1968, ownership passed to Scott Chemical Co., Inc., and in 1994 Claneil Enterprises, Inc. purchased Lander. In 2003 the Hermes Group LLC, a Princeton, NJ-based private equity company, purchased Lander from Claneil. In May 2005, Hermes/Lander merged with Cenuco, Inc.

Ascendia has inherited Lander’s position as America’s leading manufacturer of quality value-brand health and beauty care products. Ascendia has sought to expand its offerings of premium products both through organic growth (including the launch in 2005 of its successful Lander essentials; 3in1 range of products), as well as through the acquisition of brands that offer a strategic fit with Ascendia’s business model and core competencies.

Acquisition of Brands from Playtex

On November 16, 2005, Ascendia completed the acquisition of the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Tussy and Tek brands from Playtex.. The acquisition of these additional brands created commercial, operational and distribution synergies with the Company’s existing manufacturing and distribution infrastructure. The acquired brands are positioned in product categories in which Ascendia Brands already has an established and significant “extreme value” leadership position. Management believes that combining marketing, sales, manufacturing and distribution of the former Playtex brands and the Lander brands will enable us to realize manufacturing and distribution efficiencies. More specifically, it gives us access to retailers with which the Ascendia Brands had not previously done business (e. g., Target Stores and Toys R Us), enabling us to offer more of our products to each customer.

The brands acquired from Playtex in November 2005 include the following:

Baby Magic – In 1950, Mennen Company first introduced the Baby Magic trade name to the market. The brand was later sold to Colgate, which in 1999 sold the United States, Puerto Rican, and Canadian rights to the trade name to Playtex. Playtex initially viewed Baby Magic as a core brand and provided sustained marketing and advertising support. Prior to our acquisition of the brand, however, the entry of additional competitors such as Huggies and Gerber had reduced Baby Magic’s market share and it was no longer viewed as a “core” brand. Nonetheless, Baby Magic had remained the number two brand in a highly competitive infant toiletries segment with more than 80 percent brand awareness. (Source: Proprietary Market Research, July 2005).

Mr. Bubble – First introduced in 1961, Mr. Bubble is the market leader in the children’s bath additives category, with a market share of almost 30 percent and brand awareness in excess of 97 percent. The product is primarily used by children ages 3-8. Due to its longevity and category defining position, Mr. Bubble is viewed as an icon of popular culture. (Sources: Information Resources, Inc., 3Q 2005 and Proprietary Market Research, July 1998).

Binaca – First introduced circa 1970, Playtex acquired the Binaca brand in 1998. Binaca has been associated with instantly fresh breath since its early beginnings. Today, Binaca is enjoying renewed brand growth as a result of renewed consumer interest in portable breath freshening.

Ogilvie – First introduced in 1920, Ogilvie has been the market leader in the at-home hair permanents category for over 40 years. In 1998, when Playtex acquired the brand, Ogilvie had approximately a 50 percent market share. Today, Ogilvie has more than an 80 percent market share within the reported food, drug and mass outlets.

Tussy – First introduced in 1925, Tussy is a brand deodorant and deodorant/antiperspirant. The deodorant product is offered in a cream form, while the deodorant/antiperspirant is available in the more common roll-on and stick forms. This brand meets a consumer need for an open-price point offering, available in food, drug, mass and Dollar outlets.

Tek – Tek is a brand of toothbrush and includes the Tek Excel and Tek Pro Lines. The Tek toothbrushes carry the American Dental Seal of Acceptance. The Tek trademark was registered as a trademark in 1929 by Johnson & Johnson and assigned to Playtex in 1966.

Dorothy Gray Satura – First introduce in 1916, Dorothy Gray is an “upscale” line of face cream products specifically designed to address the needs of dry or mature skin. The brand enjoys limited domestic distribution, with revenues generated primarily by sales to Korea and other international markets.

Prior to the acquisition of the former Playtex brands, Ascendia’s health and beauty care division distributed more than 82 million units annually (primarily liquid fill bath care, baby care and skin care products) in North America, and another 9 million units internationally. Subsequent to the acquisition, the Company estimates it will distribute an additional 40 million units annually. This increases total Company annual units to an estimated 131 million on a global basis.

Customers and Distribution Channels

Ascendia Brands’ senior sales management team, along with our seasoned network of sales brokers, maintains long-standing relationships with our top fifty customers, which account for approximately eighty-five percent of our total gross sales. Ascendia Brands’ dedicated sales management group consists of eight people, who primarily focus on developing our profitable premium brands within our current base of core customers, as well as acquiring new customers in our targeted demographic groups. These focused efforts generated growth in sales volume of approximately forty-eight percent in fiscal 2006 within the portfolio of premium Lander / Lander essentials bath and body products. In the future, we will continue to emphasize growth in the higher margin, branded segments of our business, versus the extreme value and private label segments. Indeed this focus will be intensified in fiscal 2007 in conjunction with our new product offerings in our Lander essentials line, along with upgraded and new items in the recently acquired Baby Magic, Mr. Bubble, Binaca, and Ogilvie brands.

Ascendia Brands enjoys a broad distribution base comprised of a variety of markets and distribution channels internationally. During the fiscal year ended February 28, 2006, approximately 69 percent of Ascendia Brands’ gross revenues were derived in the United States, 20 percent were derived in Canada and the remaining 11 percent in roughly 90 other countries throughout the Americas, Europe, Asia, the Middle East and Africa. In the U.S. and Canada, Ascendia Brands’ products are widely distributed throughout the food, drug, mass and dollar/specialty channels. The brands are now sold in over 60,000 retail outlets in the United States and Canada. Ascendia Brands’ largest customer is Wal-Mart, which accounted for approximately 36 percent of U.S. revenues and 34 percent of Canadian revenues in the year ended February 28, 2006. Other major customers include Walgreen’s, K-Mart, Shopper’s Drug, Dollar General, Dollar Tree and Centennial, our Mexican distributor. As a result of the acquisition of the former Playtex brands, Ascendia Brands has gained access to several additional customers, including Target, Toys ‘R’ Us, Safeway and Kroger.

Beyond acquisitions, Ascendia Brands’ strategy for acquiring new customers and increasing sales penetration with existing customers is to provide a full range of products within our product categories of competency, while at the same time providing consumers with a perceptibly better price/quality/value relationship than our competitors. Ascendia Brands employs a “sell from shelf” business approach, which provides higher than average margins for the retailer, a better value for the consumer, and improved sales and margins for Ascendia Brands. We refer to this as our “win/win/win” business model.

Facilities

Our health and beauty care division is headquartered in Hamilton, New Jersey. In addition, we operate two combined manufacturing/ distribution facilities. These facilities are located in Binghamton, New York (owned) and Toronto, Ontario (leased). The primary core competencies of both manufacturing facilities are health and beauty care liquid fill and talc powder filling. Additionally, Ascendia Brands utilizes three public warehouse facilities, located in Buena Park, CA, Scranton, PA and Charlotte, NC. The three distribution facilities act as remote warehouses and FOB pick-up locations.

Ascendia Brands’ Binghamton plant is a 163,000 square foot facility with 160 employees split into three 8 working hour shifts, five days a week. The hourly employees are represented by the International Chemical Workers’ Union, Local 293, with a contract that expires May 1, 2009. To the Company’s knowledge, labor relations are good. The Binghamton plant primarily produces health and beauty care products for sale in the United States and internationally under the Lander brand name. In addition, the plant is currently producing Mr. Bubble, and will in the near term commence manufacturing Baby Magic, Dorothy Gray and Tussy. Products produced in this plant include bubble bath, lotions and creams, and baby products such as shampoo, baby oil, and baby powder. Additionally, this facility is approved by the United States Food & Drug Administration and the New York Board of Pharmacy to manufacture over-the-counter (OTC) drugs such as topical analgesics and vapor rubs.

Lander Canada’s Ontario plant is a 98,000 square foot facility with 105 employees split into two 8 working hour shifts, five days a week. The hourly employees are represented by the Laundry and Linen Drivers and Industrial Workers, Local 847, with a contract that expires on January 13, 2007. To the Company’s knowledge, labor relations are good. This plant produces private label health and beauty care products for Canada’s largest retail and drug stores as well as Lander brand products sold in the U.S. Lander Canada also produces and sells products domestically under the Lander brand. The plant will begin production of Baby Magic in July 2006. Products produced in this plant include lotions and creams, baby products such as shampoo, baby oil, baby powder, mouthwash, and nail polish remover. Lander Canada’s facility is approved by Health Canada to manufacture OTC drugs, including antiseptic mouthwash, topical analgesics and vapor rubs.

Both manufacturing facilities have the capacity, with a modest capital investment, to absorb the incremental production required to meet projected organic sales growth, as well as additional sales from future acquisitions. The Company believes it can realize operating efficiencies in the areas of freight and distribution, raw material procurement, as well as, labor and overhead absorption, which would make sales derived from acquisitions significantly accretive.

Ascendia Brands will continue to out-source production of certain products to third-party contract manufacturers.

Wireless Applications Development Division

Introduction

The Company’s wireless applications development division, conducted through Cenuco Wireless located in Boca Raton, Florida, focuses on the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as “remote video monitoring via cellular device”. In this segment, Cenuco Wireless offers cellular carriers, Internet and security service providers, resellers and distributors a host of wireless video streaming products that generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services. The business model provides additional recurring monthly service revenue models for carriers, ISPs, resellers and distributors.

We are currently in deployment negotiations and/or testing relationships with a number of international and national cellular carriers, major distribution providers, resellers and potential technology licensees.

Our wireless remote video monitoring technologies via cellular device (cellular phone, Pocket PC mobile Edition, Smart Phone, remote wire line computer, and remote cellular connected computer) have been customized to service a variety of market segments. On July 9, 2003, we announced that we had been awarded General Services Administration (GSA) contract number GS-03F-0025N by the United States government, allowing Cenuco Wireless to sell its products, technologies and services to every branch of the United States government, including all military agencies and the Department of Homeland Security. The entire line of CenVid products, launched this year, have also been accepted into the contract with GSA.

The Company’s partnerships and affiliates include: Intel Corporation, Microsoft Corporation, Qualcomm, Tyco, and other leading technology organizations.

We have the ability to license our proprietary core technology. We initiated discussions with a number of leading technology companies regarding the direct embedding of our technologies onto DSL or cable modems, routers, IP cameras, and other appliance oriented hardware. Our wireless video monitoring solutions allow users to view real-time streaming video of security cameras at their home or place of business from anywhere they receive a cellular connection, regardless of the carrier or user’s location. Our systems are also delivered with a password-protected PC desktop client that allows for single click access to any remote camera, and gives users the ability to communicate with us (via Internet link), manage user accounts and review archival video. This package of services and technology is currently unique in the marketplace.

Revenues from sales are recognized in the period in which sales are made. Revenues relating to subscription services are recognized for the period of time of “rendered service” during the reporting period. Our gross profit margin will be determined in part by our ability to estimate and control direct costs of production and shipping and our ability to incorporate such costs in the price charged to our distributors.

During 2005 Cenuco Wireless completed the development and has deployed its new commercial security product line, CenVid. The product is currently sold through 10 dealers nationally, and is promoted by 10 Manufacturers Representative Firms covering all 50 states in the U.S. Numerous companies and customers are evaluating the product, for purchase in 2006.

Products

We have developed a number of proprietary applications providing mobile video transmission connectivity on wireless handheld devices and cellular phones within specific market verticals and have filed two patents (software and process) relating to this technology. Products include:

CenVid. CenVid is 4-16 camera port encoder and transmitter, taking any existing digital video recorder’s video feeds and making them viewable via wireless handheld or cellular phones. Installation can takes less than an hour, and entails simply connecting the DVR system’s video outputs to the complementary port on the Cenuco Wireless device. Launched in 2005, there is a strong interest in this product, as it takes any existing CCTV installation and makes it mobile, without any re-engineering, re-wiring or system rebuilding. Cenuco Wireless also received Federal GSA approval for CenVid in 2005. CenVid is certified by both Microsoft and Cingular.

Partnerships and Strategic Relationships

During the year, our business strategy included the development of strategic technical, marketing, and distribution partnerships as well as significant inter-corporate relationships. Management believes that the combination of these corporate relationships and partnerships will enable Cenuco Wireless to maintain a market leadership position, as well as to provide assistance in developing significant sales revenue. These partnerships include:

Microsoft. Microsoft has certified our wireless client applications for Windows SP powered Smart Phones and mobile edition Pocket PCs. In the last quarter, Microsoft has awarded Cenuco Wireless Gold Certified Partner status due to our expertise in wireless software development on the Microsoft platform.

Intel. Since 2003 Cenuco Wireless has been part of the Intel Early Access Program for Mobility. Through this program Intel has assigned us account representatives across numerous internal divisions. Intel has continued to provide marketing and co-op dollar support for trade shows, point of sale displays, etc. Intel has also been using our applications to demonstrate the utility of their chip-sets and mobile platforms (Smart Phone).

Qualcomm. As the owner of the BREW wireless application protocol, Cenuco Wireless has been successful in receiving BREW certification on selected handsets, and continues to work directly with Qualcomm on certification efforts, as well as co-operative marketing initiatives to BREW cellular carriers globally.

Tyco. Our corporate products have undergone over a year of testing in Tyco’s Rapid R&D Development Program. In the fall of 2005, we entered the next phase of that program, which consists of talking with each of Tyco’s operating divisions regarding potential licensing or custom development arrangements. These divisions include: ADT, Sensormatic, American Dynamics, and others.

Cingular. Our wireless client software for all products has been tested and certified by Cingular, the largest carrier currently in the United States. Cingular certification is a significant step forward a more comprehensive deployment program with Cingular. As an expansion, effective in February 2006, Cingular and Cenuco Wireless are now officially co-marketing and co-selling Cenuco Wireless solutions on a regional basis. Management expects that this will expand nationally through fiscal 2007.

Acquisition of the Lander Business

HACI was formed on April 25, 2003 to acquire the health and beauty care business of Lander and Lander Canada. Effective May 31, 2003, HACI purchased certain assets and assumed certain liabilities associated with Lander’s United States operations and acquired 100 percent of the outstanding stock of Lander Canada for an aggregate purchase price of $11,091,456, inclusive of acquisition costs of $1,160,456. In addition, Ascendia Real Estate (then called Hermes Real Estate LLC) purchased Lander’s production plant in Binghamton, New York for a purchase price of $3,304,864, inclusive of acquisition costs of $254,864. Property, plant and equipment were recorded at fair value, reduced by the excess of fair value of net assets acquired over the purchase price of $1,095,813. In accounting for these acquisitions, the Company followed the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. This Statement requires that the purchase method of accounting be used for all business combinations and provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. On March 1, 2005, Ascendia Real Estate became a wholly-owned subsidiary of HACI. Prior thereto, HACI and Ascendia Real Estate were under common control.

The Lander-Cenuco, Inc. Merger (the “Merger”)

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly-owned subsidiary of Cenuco, Inc.,(the parent company of Cenuco Wireless, and a public company traded on the American Stock Exchange under the symbol “ICU”) merged with HACI. The Merger was completed through the issuance of 2,553.7 shares of Cenuco, Inc.’s Series A Junior Participating Preferred Stock (representing 65 percent of the aggregate outstanding voting power of Cenuco, Inc.’s capital stock) in exchange for all the outstanding membership units of HACI. As a consequence of the Merger, HACI, together with its wholly-owned subsidiaries Lander Canada, Ascendia Real Estate (then called Hermes Real Estate I LLC) and Lander, became wholly-owned subsidiaries of Cenuco, Inc.

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco, Inc. by HACI for a purchase price equivalent to the total market value of Cenuco, Inc. stock outstanding prior to the Merger, plus the fair value of the options that automatically vested on the date of the Merger (approximately $45.7 million in the aggregate). Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of Cenuco, Inc. prior to the date of the Merger reflect the financial position and results of operations of HACI and its subsidiaries, with the results of operations of Cenuco, Inc. being consolidated with HACI commencing on May 20, 2005. Effective with the completion of the Merger, Cenuco, Inc. changed its fiscal year end to the last day of February, consistent with HACI’s fiscal year.

In accordance with SFAS 141, Business Combinations, the Company determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, Inc. as follows, as revised in the quarter ended February 28, 2006:

Cash and cash equivalents	$6,002,887
Other current assets	496,526
Total current assets	6,499,413
Property, plant, and equipment	111,382
Goodwill	30,974,680
Intangibles - acquired core software technology	8,000,000
Other Assets	591,807
Total assets acquired	46,177,282
Total liabilities assumed	(473,590)
Estimated fair value of net assets acquired	$45,703,692

The initial estimated allocation of the purchase price equivalent was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that an allocation of value to these intangible assets was not appropriate and, with the input of a third party valuation expert, identified the above noted core software technology intangible asset and estimated the related value to be $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. Goodwill of $30,974,680 related to the acquisition was assigned entirely to the WAD operating division. This goodwill is not deductible for income tax purposes. The difference in the amortization of the core software technology intangible asset since May 20, 2005 (based on a 5 year expected life) and the corresponding amount for the originally identified customer lists and brand name intangible assets amounted to $ 913,546. This amount has been reflected in the results of operations for the year ended February 28, 2006.

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company completed the test for impairment in the carrying value of goodwill and determined that an impairment charge of $16.4 million was required.

Acquisition of Assets – Current Fiscal Year

On November 16, 2005, Lander and Lander Intangibles acquired certain brands and brand-related assets from Playtex. The acquired brands included Baby Magic, Binaca, Mr. Bubble, Ogilvie, Tek, Dentax, Dorothy Gray, Better Off and Tussy. At the closing, Lander and Lander Intangibles paid a total cash purchase price of $59.1 million, inclusive of $2.1 million in acquisition costs. The $57.0 million purchase price was subject to certain post-closing adjustments based upon the amount of product inventory delivered to Lander at closing. In December 2005, this adjustment resulted in a purchase price reduction of approximately $1.3 million, bringing the total purchase price to $57.8 million, inclusive of acquisition costs. In accordance with SFAS 141, the Company allocated the purchase price to the assets acquired based on relative fair value, as follows:

Inventory	$9,600,000
Property, plant and equipment	900,000
Brand names and product formulas	16,924,477
Customer relationships	30,393,673
Total Purchase Price	$57,818,150

Number of Employees

As of February 28, 2006, the Company has 327 total employees in the United States and Canada.

ITEM 1A. RISK FACTORS

Health and Beauty Care Business

The high level of competition in Ascendia Brands’ industry - the health and beauty care business - could adversely affect our sales, operating results and profitability.

The business of selling health and beauty products is highly competitive. Numerous manufacturers, distributors, marketers and retailers actively compete for consumers’ business, both in the United States and abroad.

Ascendia Brands’ principal competitors include Health Tech, Johnson & Johnson, Kimberly Clark, Pfizer, Procter & Gamble, The Village Company, and Unilever. Nearly all of these competitors are larger and have substantially greater resources than Ascendia Brands, and may therefore have the ability to spend more aggressively on advertising and marketing and to respond more effectively to changing business and economic conditions than we do. This could adversely affect our sales, operating results and profitability. Ascendia Brands competes on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at retail stores. Merchandising and packaging, the timing of new product introductions and line extensions also have a significant impact on customers’ buying decisions and, as a result, on our sales. The structure and quality of our sales force and broker network, as well as consumption of Ascendia Brands’ products, affect in-store position, shelf display space and inventory levels in retail outlets. If Ascendia Brands is not able to maintain or improve the inventory levels and/or shelf placement of its products in retail stores, our sales and operating results will be adversely affected. Ascendia Brands’ markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. An increase in the amount of product introductions by our competitors could have a material adverse effect on our sales, operating results and profitability.

In addition, competitors may attempt to gain market share by offering products at or below the prices typically offered by Ascendia Brands. Competitive pricing may require Ascendia Brands to reduce prices and may result in lost sales and/or reductions in our margins.

Ascendia Brands depends on a limited number of customers for a large portion of its gross sales and the loss of one or more of these customers could materially reduce our gross sales and therefore could have a material adverse effect on our business, financial condition and results of operations.

For the year ended February 28, 2006, Ascendia Brands’ top five customers accounted for approximately 47 percent of net sales, with one customer (Wal-Mart) accounting for 32 percent and a second (Dollar Tree) for 7 percent. We expect that for the year ending February 28, 2007 and future periods, Ascendia Brands’ top five customers, including Wal-Mart and Dollar Tree, will, in the aggregate, continue to account for a significant portion of our gross sales. The loss of one or more of Ascendia Brands’ top customers, any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers’ stores, could reduce Ascendia Brands’ gross sales and therefore could have a material adverse effect on our sales, operating results and profitability.

In addition, Ascendia Brands’ business is based primarily upon individual sales orders, and we typically do not enter into long-term contracts. Our customers could cease buying our products at any time and for any reason. The fact that we typically do not have long-term contracts means that we generally have no recourse in the event a customer ceases purchasing our products or reduce the level of purchases If a significant number of our customers cease purchasing our products, or materially reduce the volume or value of those purchases, this could have a material adverse effect on our sales, operating results and profitability.

Ascendia Brands and Lander Canada manufacture a significant quantity of the products they sell at their own manufacturing facilities. Any disruption in production could result in lost sales, and could have a material adverse effect on our customer relationships, financial condition and results of operations.

We manufacture most of our Lander brand health and beauty care products, plus a portion of the brands acquired from Playtex, at our 163,000 square foot manufacturing facility in Binghamton, New York and our 98,000 square foot plant in Scarborough, Ontario, Canada. Although we have the capability to manufacture most products (including shampoos, bubble bath, powders and topical analgesics) at either facility, alcohol-based products (such as mouthwash) and acetone-based products (such as nail polish remover) can be manufactured only at the Ontario location. A permanent or temporary unplanned shutdown of either of our plants, resulting from equipment malfunction, accident, fire, sabotage, strike or lockout, act of God or other factors, could substantially reduce our output of finished products. If output from one facility were to be curtailed, there is no assurance that we could absorb any lost production in our other manufacturing facility or that we could arrange to outsource production of the affected products in sufficient time to maintain scheduled deliveries. In the event of a protracted disruption in our own manufacturing operations, we would become more dependent on contract manufacturers and there is no assurance that we could obtain finished products from such contract manufacturers in sufficient quantities or at prices comparable to our own manufacturing costs. Our inability to do so could result in decreased sales and loss of market share, and could have a material adverse effect on our customer relationships, operating results and profitability.

Ascendia Brands and Lander Canada depend on third parties to provide raw materials for the products they manufacture. Disruption in the supply of raw materials, or increases in raw material costs, could adversely affect sales and our profitability.

Our ability to maintain production of our health and beauty care products at our own facilities depends upon access to raw materials, all of which we purchase from unrelated vendors. These raw materials include oil-based derivatives (such as mineral oil, petrolatum, surfactants and other specialty chemicals), plastic resin products (such as bottles and caps) and paper products (such as boxes, labels and packaging). If our current vendors become unable or unwilling to supply us with raw materials in a timely manner or at acceptable prices, there is no assurance that we could identify and qualify substitute vendors in sufficient time to prevent a disruption in production of some or all of the products we manufacture, or that substitute vendors would be able or willing to supply raw materials in the quantities and at the prices required to maintain normal operations. In addition, many of the raw materials we use, such as petroleum derivatives and paper products, are commodities that may be subject to significant price fluctuation, both in the short- and long-term. There is no assurance that we could pass through to our customers, in the form of higher prices, any resulting increase in our manufacturing costs. As a volume producer of value and extreme value products, we may be more susceptible than other producers to margin erosion resulting from increases in manufacturing costs. Our inability to secure sufficient quantities of raw materials at prices consistent with our current costs and sales price structure could therefore negatively impact inventory levels, customer relationships, sales and market share, and could have a material adverse effect on our operating results and profitability.

In addition, if our raw material suppliers fail to maintain adequate controls over specifications and quality, we may be unable to maintain the quality of our finished products. Reliance on raw materials of inferior quality could diminish the value of our brand names and the level of customer satisfaction. This could similarly lead to reduced sales and loss of market share and could thereby negatively affect our operating results and profitability.

Ascendia Brands and Lander Canada rely on unrelated carriers for the shipment of raw materials and finished products. Any disruption in, or unavailability of, transportation, could adversely affect production and distribution of our products.

Ascendia Brands and Lander Canada receive raw materials at their manufacturing facilities by truck, and distribute finished products to warehouses and customer distribution facilities by truck and/or rail. We rely on unrelated transportation companies for these services, which we typically contract on a short-term or ad hoc basis. The availability and cost of transportation services may be affected by many factors, including, without limitation, (i) market conditions of supply and demand, (ii) inclement weather, flood, hurricanes and the like, (iii) fuel shortages and/or increases in fuel costs, and (iv) strikes, lockouts or other industrial action. Although we seek to manage our raw materials and finished goods inventories prudently, any disruption in transportation services may interfere with normal plant operations, and/or could impede or prevent the delivery of finished products to our warehouses and to our customers’ facilities. Any sustained increase in transportation rates would increase our manufacturing and/or distribution costs, and there is no assurance that we would be able to pass these cost increases through to our customers in the form of higher prices. These factors could result in lost sales and market share and could adversely affect our operating results and profitability.

Disruption in our distribution centers may prevent us from meeting customer demand.

We manage our product distribution in the continental United States and Canada through distribution centers in California, New York, North Carolina, Pennsylvania and Toronto, Canada. A serious disruption in the operation of any of these distribution centers, caused by a flood, fire or other factors, could damage or destroy inventory and could materially impair our ability to distribute products to our customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer delivery lead times during the time it would take to reopen or replace a distribution center. This in turn could have a material adverse effect on our sales, operating results and profitability.

Ascendia Brands makes use of contract manufacturers to manufacture significant quantities of the finished products we sell.

We rely on contract manufacturers to manufacture certain of the finished products sold by our health and beauty care division, and the use of contract manufacturers has increased significantly as a result of Ascendia Brands’ acquisition of the former Playtex brands in November, 2005. Any delay in delivery by one or more of these contract manufacturers, or the breach or termination of a manufacturing contract, could adversely affect our inventory levels, our ability to meet scheduled deliveries and to accept new orders. Any or all of these factors could also negatively affect our market share, customer relationships, operating results and profitability.

Efforts to acquire other companies, brands or product lines may divert our managerial resources from our day-to-day operations, and if we complete an acquisition we may incur or assume additional liabilities or experience integration problems.

Our growth strategy is bifurcated, driven both by acquiring other companies, brands or product lines that management believes complement our existing health and beauty care business, and through organic growth of our existing brands. At any given time, we may be engaged in discussions with respect to possible acquisitions or other business combinations that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus. Our ability successfully to grow through acquisition depends on our ability to identify, acquire and integrate suitable acquisition targets and to obtain any necessary financing. These efforts could divert the attention of our management and key personnel from our day-to-day business operations. If we complete acquisitions, we may also experience:

•	difficulties or delays in integrating any acquired companies, personnel and/or products into our existing business;
•	delays in realizing the benefits of the acquired company or products;
•	diversion of our management’s time and attention from other business concerns;
•	higher than anticipated integration costs;
•	difficulties in retaining key employees of the acquired business who may be necessary to manage those businesses most efficiently;
•	difficulties in maintaining uniform standards, controls, procedures and policies throughout all acquired companies; and/or
•	adverse customer reaction to the business combination.

In addition, an acquisition could materially impair our operating results by causing us to incur debt, amortize acquisition expenses and/or depreciate acquired assets.

Regulatory matters governing our industry could have a significant negative effect on our sales and operating costs.

In both our U.S. and foreign markets, we are subject to extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints affecting our health and beauty care business. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions.

In particular, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the products sold by our health and beauty care division are subject to regulation by various federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the Environmental Protection Agency, and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or require discontinuation of product.

If we fail to comply with federal, state or foreign regulations, we could be required to:

•	pay fines and/or penalties;
•	suspend manufacturing operations;
•	change product formulations;
•	suspend the sale of products with non-complying specifications;
•	initiate product recalls; or
•	change product labeling, packaging, or take other corrective action.

Any of these actions could materially and adversely affect our financial results.

In addition, any failure to comply with FTC or state regulations, or with regulations in foreign markets that cover our product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially and adversely affect the distribution and sale of our products.

Our business depends upon the protection of our intellectual property rights..

The market for our health and beauty care products depends to a significant extent upon the goodwill associated with our trademarks and tradenames. The trademarks and tradenames on our products are how we convey that the products Ascendia Brands sells are “value brand name” products, and we believe consumers ascribe value to our brands. Ascendia Brands and its affiliates own the material trademark and tradename rights used in connection with the packaging, marketing and sale of our products. This ownership is what prevents competitors or new entrants to the market from using our valuable brand names.

Therefore, trademark and tradename protection is critical to our business. Although most of our material trademarks are registered in the United States and in applicable foreign countries, we may not be successful in asserting trademark or tradename protection. If we were to lose the exclusive right to use any of our brand names in the United States or any other market in which we sell our products, our sales and operating results could be materially and adversely affected. We could also incur substantial costs to defend legal actions relating to the use of our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition.

Other parties may infringe on our intellectual property rights and may thereby dilute the value of brands in the marketplace. If the value of our brands becomes diluted, or if our competitors are able to introduce brands that cause confusion with our brands in the marketplace, it could adversely affect the value that our customers associate with our brands, and thereby negatively impact our sales. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able successfully to resolve these claims.

Wireless Applications Development Business

The Cenuco Wireless business faces extensive competition.

Our wireless applications development business, conducted under the Cenuco name has only recently introduced its full line of wireless video monitoring servers. There can be no assurance that the market will accept the wireless products currently offered. The industries in which the Cenuco Wireless division operates are characterized by intense competition. We face competition in all aspects of our business and we compete directly with numerous other firms, a significant number of which may offer their customers a broader range of products and services, have substantially greater financial, personnel, marketing, research and other resources, have greater operating efficiencies and have established reputations relating to product offerings and customer service. There can be no assurance that we will be able to compete in this business successfully.

If we are unable to protect our intellectual property rights our ability to compete effectively in the market for our products could be negatively impacted.

We regard our patents, copyrights, service marks, trademarks, trade secrets and similar intellectual property as important to our success in wireless applications development. We rely on patent, trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers, consultants and advisors to protect our proprietary rights; however, the steps we take to protect our proprietary rights may be inadequate and legal means may afford only limited protection. In addition, traditional legal protections may not be applicable in the Internet or wireless context, and the ownership of proprietary rights in our Cenuco Wireless technology may be subject to uncertainty. Our failure or inability to protect our proprietary rights could materially harm our business and competitive position.

We have filed for one Utility patent, “Wireless Security Audio-Video Monitoring,” which was accepted by the United States Patent Office in June, 2004, as Patent Pending #10/846426. We have also filed for one Provisional Patent, which the Company expects to covert to a full Utility Patent filing later this year. From time to time, we may decide to file additional patent applications relating to aspects of our proprietary Cenuco Wireless technology. Other parties may independently develop similar or competing technology or “design around” any patents that may be issued to us. There is no assurance that any of the patent applications we file will be approved, or that any issued patents will adequately protect our intellectual property. In addition, there is no assurance that third parties will not challenge the validity of our patents, or assert that technology developed and sold by Cenuco Wireless infringes other patents. Any such claims, even if lacking in merit, could require us to expend considerable resources in defending them and adversely affect the results of our operations.

Our Business Generally

Both operating divisions depend on our key personnel and the loss of the services of executive officers or other key employees could harm our business and results of operations.

Our success in the health and beauty care and wireless applications development business sectors depends to a significant degree upon the continued contributions of our senior management and (in the case of Cenuco Wireless) of the programmers and technicians responsible for technology development. These employees may voluntarily terminate their employment with us at any time. We may not be able to retain existing key personnel or identify, hire and integrate new personnel.

The Company must comply with the listing provisions of the American Stock Exchange.

The Company must maintain sufficient net worth to continue its listing on The American Stock Exchange. If the Company continues to experience losses, additional equity capital will be required to maintain sufficient net worth.

Future Impairments to Goodwill and other non amortizable intangible assets.

The Company has approximately $31.0 million of goodwill and other non amortizable intangible assets. The testing for impairment in the future may result in additional write-offs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

The corporate headquarters is located at 100 American Metro Boulevard, Suite 108, Hamilton, New Jersey. This facility consists of approximately 16,020 square feet of office space, leased from a non-affiliated third, expiring in 2011. The Company recently relocated its headquarters from 2000 Lenox Drive Suite 202, Lawrenceville, NJ and plans to sub-lease that premises to an unrelated third party for the balance of the lease term (2009).

We also operate manufacturing facilities in Binghamton, New York (owned) (163,000 square feet) and Toronto, Canada (leased) (98,000 square feet). Cenuco Wireless has an office in Boca Raton, Florida.

ITEM 3. LEGAL PROCEEDINGS

Cenuco Wireless is currently the defendant in a patent infringement case commenced on February 1, 2005 in Federal District Court for the Southern District of New York ( Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The plaintiff, Raymond Anthony Joao, asserts in his complaint that Cenuco Wireless is infringing certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130, which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has timely answered the complaint denying infringement, and intends to defend this case vigorously on the merits. Management believes that the patents relied on by Joao are invalid and that the chances of Joao prevailing are remote. Nonetheless, there can be no assurance as to the outcome of the case, and a judicial determination that Cenuco Wireless is infringing Joao’s patents, while unlikely, could have a material adverse effect on the ability of Cenuco Wireless to market and sell its current product line. Similarly, there is no assurance that Cenuco Wireless would be able to develop, at a reasonable cost, within a reasonable length of time or at all, a “workaround” to eliminate any patent infringement found to exist.

We are also involved, from time to time, in routine legal proceedings and claims incidental to our business. Should it appear probable in management’s judgment that we will incur monetary damages or costs in relation to any such proceedings or claims, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges recorded against earnings. We believe that the resolution of such claims, taking into account reserves and insurance, will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From January 4, 2000 until December 17, 2002, our common stock was traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “VADC.OB”. From December 17, 2002, our common stock was traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “CNUO.OB”. On May 20, 2004, our common stock began trading on the American Stock Exchange under the ticker symbol “ICU”. Following the change in the Company’s name to Ascendia Brands, Inc. we adopted a new ticker symbol, “ASB”, which became effective on May 15, 2006.

The reported high and low sale prices for the common stock are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions.

	High ($)	Low ($)
Fiscal 2006
First Quarter (3/1/05-5/28/05)	5.66	2.28
Second Quarter (5/29/05-8/27/05)	3.54	2.28
Third Quarter (8/28/05-11/26/05)	3.80	2.00
Fourth Quarter (11/27/05-2/28/06)	3.80	2.75
Fiscal 2005
First Quarter (3/1/04-5/29/04)	6.74	3.70
Second Quarter (5/30/04-8/28/04)	7.50	3.60
Third Quarter (8/29/04-11/27/04)	7.50	3.99
Fourth Quarter (11/28/04-2/28/05)	7.78	4.01

As of August 9, 2006, there were approximately 1,200 record owners of our common stock.

To date, we have not paid any cash dividends on our Common Stock and have no intention of paying dividends in the foreseeable future. The terms of our Series A Junior Partnership Preferred Stock restrict our ability to pay dividends on our common stock whenever quarterly dividends or distributions payable on such preferred stock are in arrears. Subject to such restrictions, the payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our ability to pay dividends in the future may also be dependent upon relevant provisions of Delaware corporate law.

Future sales of preferred shares or large amounts of common stock, and conversion of preferred shares into common stock could adversely affect the market price of our common stock.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of future option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities. In addition the conversion of preferred shares into common stock could adversely impact the market price of the common stock.

The Company has not repurchased any of its equity securities during the quarter ended February 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in $000’s, except per share)	Predecessor Ownership			Successor Ownership
	Year Ended 2/28/02	Year Ended 2/28/03	Period 3/1/03 to 5/31/03	Period 4/25/03 to 2/29/04	Year Ended 2/28/05	Year Ended 2/28/06
Statement of Operations Data:
Net sales	$80,660	$73,019	$16,903	$55,046	$69,861	$79,562
Gross profit	13,825	10,048	2,645	6,803	7,491	5,304
Loss from operations	(15,992)	(8,265)	(1,086)	(1,195)	(2,756)	(27,726)
Net loss	(15,992)	(8,265)	(1,086)	(1,719)	(3,989)	(30,212)
Loss from operations per common share	N/A	N/A	N/A	N/A	N/A	(2.06)
Balance sheet data at end of period:
Total assets	35,777	29,294	28,735	24,461	24,036	102,946
Current portion of long-term debt	75	30,004	30,005	8,203	8,930	32
Long-term debt, less current portion	30,016	13	13	7,608	6,875	80,000
Other long-term obligations	375	427	463	673	673	967
Shareholders’ equity (deficit)/ members’ deficit	(16,478)	(24,510)	(25,569)	(1,815)	(5,830)	8,869
Cash dividends declared per common share	0	0	0	0	0	0

Notes:

Basis of Financial Statements - The predecessor financial statements were prepared on a consolidated basis. For the successor, the financial statements for the period from April 25, 2003 to February 29, 2004 and for the year ended February 28, 2005 were prepared on combined basis. For the successor, the financial statements for the period from March 1, 2005 to May 19, 2005 were prepared on a combined basis and the financial statements for the period thereafter through February 28, 2006 were prepared on a consolidated basis.

A significant portion of the loss for the year ended February 28, 2002, is due primarily to impairment and restructuring charges during predecessor ownership related to intangibles and other long-lived assets. In addition, the successor did not purchase all of the long-lived assets at June 1, 2003 from predecessor. The loss from operations and the net loss for the year ended February 28, 2006 include a $16,421 charge for an impairment in the carrying value of goodwill established in the Merger. Also reflected are the results of the merger with Cenuco as well as the acquisition of the Playtex products.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10K. Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for the Company’s products; the development of new technology; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company’s future business; credit concerns in this industry; and other risks detailed from time to time in the Company’s other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations. The risks included here are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while the Company does communicate with securities analysts from time to time, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against confirming financial forecast or projections issued by others. Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Executive Summary

On May 9, 2006, Cenuco, Inc. changed it name to Ascendia Brands, Inc.

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc., merged (the “Merger”) with HACI. As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander, Ascendia Real Estate (then known as Hermes Real Estate I LLC) and Lander Canada became wholly owned subsidiaries of Cenuco.

For accounting purposes, HACI is considered the acquirer in a reverse acquisition transaction and consequently the Merger has been treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco, Inc. by HACI. Thus, HACI’s financial statements are the historical financial statements of the post-Merger entity and the results of operations of Cenuco, Inc. have been included commencing on the date of the Merger.

Since the date of the Merger, the Company has been organized around two operating divisions, namely health and beauty care (conducted through HACI and its subsidiaries), and wireless applications development (conducted through Cenuco Wireless).

On November 16, 2005, Lander and Lander Intangibles acquired certain brands and brand-related assets from Playtex. The brands included Baby Magic, Binaca, Mr. Bubble, Ogilvie, Tek, Dentax, Dorothy Gray, Better Off and Tussy.

Health and Beauty Care Business

The Company’s health and beauty care division is headquartered in Hamilton, New Jersey, and operates two facilities that contain both manufacturing and distribution centers. These facilities are located in Binghamton, New York (owned) and Toronto, Ontario (leased).

Through its Ascendia Brands subsidiary, the Company manufactures, markets and distributes: (i) bath products under the Lander, Lander essentials, and Mr. Bubble brand names, (ii) baby toiletries under the Baby Magic and Lander brand names, (iii) deodorant and antiperspirant products under the Tussy and Lander brand names, (iv) home permanent treatments under the Ogilvie brand name, (v) mouthwash products under the Lander brand name, (vi) portable breath sprays and drops under the Binaca brand name and (vii) manual toothbrushes under the Tek brand name, as well as other health and beauty care products within the personal care category in the United States. In addition, Ascendia Brands markets and distributes approximately $9 million of products exported annually to consumers in 90 other countries throughout the world.

Through its Lander Canada subsidiary, the Company produces private label brands for a limited number of large Canadian retail chains.

Prior to the acquisition of the former Playtex brands, the Company distributed on an annual basis, more than 82 million units of health and beauty products (primarily liquid fill bath care, baby care, and skin care products) in North America, and another 9 million internationally. Subsequent to the acquisition, the Company estimates it will distribute an additional 40 million units annually. This increases total Company annual units to an estimated 131 million on a global basis.

Wireless Applications Development Business

The Company’s wireless applications development division is based in Boca Raton, Florida.

Through its Cenuco Wireless subsidiary, the Company is engaged in the wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, the Company provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products that can generate an increase in subscribers of wireless data services, as well as broadband Internet services.

Revenue and expense for the Wireless Application Development division reflects activity from the date of the Merger (May 20, 2005) to February 28, 2006. Prior to the Merger the Wireless Application Development division’s financial information and other pertinent information is disclosed in Cenuco Inc.’s public filings prior to the Merger.

Year Ended February 28, 2006 Compared to the Year Ended February 28, 2005

General

The Company’s health and beauty care brand portfolio grew through acquisition from Playtex of certain nationally and internationally-recognized brands. After acquiring a brand, the focus is to increase its sales, market share and distribution in both existing and new channels. This growth will be driven by new marketing and sales strategies, improved packaging and formulations, innovative new products and line extensions consistent with management’s strategic plan.

Net Sales

Consolidated net sales for the year ended February 28, 2006 increased by $9.7 million (13.9 percent) compared to net sales for the year ended February 28, 2005. Sales results were favorably impacted by the acquisition of the former Playtex brands, which resulted in additional net sales of $13.1 million in fiscal 2006.

U.S. net sales from the Lander brand products increased during the year by $0.2 million. Included in this increase are sales of Lander higher margin premium value products which increased net sales by $5.2 million (48 percent), with key elements in this growth being the addition of Lander essentials 3in1 and foam bath products, yielding additional net sales of $3.1 million, and an additional $1.7 million (20 percent) increase in Adult 64 oz. Bubble Bath net sales. This increase was offset by a $5.0 million decrease in extreme value products sales, as described in the following paragraph.

Strategically, Ascendia Brands limits its distribution to traditional mass, drug, food and dollar store retail venues and does not currently participate in online, specialty retail, club stores or direct-to-consumer outlets. We will continue to seek increased access to retail distribution venues that can provide enhanced profit margins for Ascendia while also providing tremendous value for consumers. Consistent with the Company’s strategy to focus its efforts on higher margin, premium products, lower profit margin products will be de-emphasized long-term. Net sales of extreme value products (i.e., those retailing for $1.00) decreased by $5.0 million (12.8 percent) this year versus the prior year consistent with this strategy. This decrease can be attributed primarily to pricing actions following the raw material increases in petroleum-based products and higher transportation costs related to fuel surcharges.

Offsetting the above noted U.S. sales growth from the newly acquired products and Lander branded products is a reduction of $4.2 million attributable to the termination of a prior year’s marketing and administrative services agreement for the sale of licensed products. This licensing agreement and corresponding net sales terminated with the licensor’s bankruptcy filing and cessation of business during the first quarter of the current fiscal year.

Further contributing to the above noted consolidated sales increase were net sales derived from Lander Canada increased by $0.6 million (4.1 percent) this year versus the same period last year. There was a positive impact from exchange rate gains of $1.1 million, partially offset by a decrease in extreme value products of $0.5 million, consistent with the trends previously discussed for the U.S. market.

Sales for the WAD division were not material for the year ended February 28, 2006.

Gross Profit

Consolidated gross profit decreased by $2.2 million for the year ended February 28, 2006, from $7.5 million for the year ended February 28, 2005. The acquisition of the former Playtex brands resulted in an increase in gross profit by $4.7 million for the year. However, in accordance with SFAS 141, the Company recorded the inventory acquired at the fair market value, which negatively impacted gross profit of the brands for the year by $3.7 million, thus reducing gross profit on the former Playtex brands to $1.0 million. The Company has implemented cost reduction programs and continues to streamline its manufacturing process; however, inflationary increases resulting from rising oil prices resulting in higher raw material prices for surfactants, mineral oil and components negatively impacted the year by $3.2 million.

Gross profit for the WAD division was not material for the year ended February 28, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $16.6 million for the year ended February 28, 2006 compared to $10.2 million for the year ended February 28, 2005. This increase of $6.4 million is attributable to several factors associated with the product acquisition from Playtex and the May 20, 2005 merger with Cenuco, Inc. $0.3 million is related to the expansion of the marketing department to capitalize on the acquired products. In addition the Company incurred $0.7 million of incremental selling and administrative expenses related to the Transition Services Agreement with Playtex for the period November 16, 2005 to February 28, 2006. Amortization expense for the intangible assets acquired in the Merger and the Playtex acquisition amounted to $2.1 million. An additional $1.0 million of the increase pertains to indirect costs for outside legal, consulting, and accounting fees relative to the filing of the 8K-A, strategic reviews of the business units and bank fees associated with potential capital sources which did not materialize. The wireless applications development division contributed $1.2 million of incremental cost this year and on a consolidated basis the Company incurred $1.1 million related to incremental salary, benefits and outside consulting fees in connection with becoming a public traded company.

Goodwill Impairment

Goodwill established in connection with the Merger on May 20, 2005 was first tested in the quarter ended February 28, 2006 in accordance with SFAS No. 142. This led to the Company recording an impairment charge of $16.4 million for the WAD division. There was no impairment testing in prior years or periods since no goodwill was recorded prior to the Merger.

Other Income

Other income, net of $3.1 million for the year ended February 28, 2006 represents an increase of $2.9 million over the year ended February 28, 2005. The primary reason for the increase is a one-time gain of $2.5 million due to the forgiveness of a portion of the debt related to the 2003 acquisition of the Lander business.

Interest expense

Interest expense, net of $5.6 million for the year ended February 28, 2006 represents an increase of $4.2 million over the year ended February 28, 2005. The primary reason for the increase is the interest expense associated with the $80.0 million Bridge Loan (see discussion below under “Liquidity and Capital Resources – Bridge Loan”).

Year Ended February 28, 2005 Compared to the Period from April 25, 2003 (Inception) to February 29, 2004

Net Sales

Consolidated net sales for the year ended February 28, 2005 increased $14.8 million (26.9 percent) when compared to net sales for the period from April 25, 2003 (inception) to February 29, 2004. The primary reason for the increase is the comparison of 12 months to nine months of results.

Net Sales from Lander branded products increased by $10.0 million due to the volume impact for 12 months versus nine months. However, $4.2 million of the total increase is attributable to a marketing and administrative services agreement for the sale of licensed products, which was terminated in the first quarter of 2006.

Gross Profit

Consolidated gross profit increased by $0.7 million to $7.5 million for the year ended February 28, 2005, from $6.8 million for the period from April 25, 2003 (inception) to February 29, 2004. This increase reflects a $1.5 million increase related to higher sales volume, due to the comparison of 12 months versus nine months, partially offset by the impact of rising oil prices affecting freight, utilities and commodity pricing. This resulted in higher prices for customer freight, commodity chemicals, surfactants, mineral oil, caps and bottles, which negatively impacted fiscal year 2005 by $1.8 million. This net loss was partially offset by the favorable margins on sale of the licensed products totaling $1.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.2 million to $10.2 million for the year ended February 28, 2005 from $8.0 million for the period from April 25, 2003 (inception) to February 29, 2004. The increase is due to the comparison of 12 months versus 9 months. Offsetting the increase were improvements in expenses as a result of several factors including reductions in headcount, benefits, and facility costs.

Liquidity and Capital Resources

Bridge Loan

In order to finance the acquisition of the brands from Playtex ($57.8 million), fund financing fees ($2.8 million), repay certain existing indebtedness of the Company and its subsidiaries including the Seller Note and the Financing Arrangement referred to below under Long-Term Debt (approximately $13.8 million in total) and provide working capital for the operations of Lander (approximately $5.6 million), on November 15, 2005, the Company, Lander, HACI and Lander Intangibles (collectively, the “Borrowers”), entered into an $80.0 million Bridge Loan Term Agreement (the “Bridge Loan”) with Prencen, LLC (“Prencen”) and Highgate House Funds Ltd. (“Highgate”), as lenders, and Prencen, as agent for the lenders.

For the first 90 days following closing, the Bridge Loan bore interest at an annual rate of 5.5 percent above the three-month LIBOR (set two days in advance on November 14, 2005 at 4.34 percent). The interest rate margin over LIBOR increased at the end of that 90-day period to 10.5 percent. Also at the end of the 90-day period the three-month LIBOR was reset on February 12, 2006 for the next 90 days (February 15 to May 15, 2006). The reset three-month LIBOR rate of 4.74 percent plus the increased interest rate margin of 10.5 percent generated an interest rate on the Bridge Loan of 15.24 percent for the period February 15 to May 15, 2006. Upon the occurrence and during the continuance of an event of default, the annual rate of interest would have increased by 5.5 percent over the rate of interest otherwise in effect. Interest accrued monthly, in arrears.

The Bridge Loan was originally due and payable on May 15, 2006. The Bridge Loan term was extended to coincide with the closing of the Second and Restated Securities Purchase Agreement described below, with interest to accrue and be paid at closing. The Bridge Loan principal was refinanced with the long-term financing described below. The borrowings under the Bridge Loan were secured by a first priority lien against all assets of the Borrowers and HREI, and by a pledge of the shares in Ascendia owned by two shareholders.

Financing Facility

On October 1, 2005, Ascendia (the parent of HACI following the merger (see Note 1 to the consolidated financial statements appearing elsewhere herein), entered into agreements with Prencen and Highgate (both of which are also lenders under the Bridge Loan described above and in Note 3 to the consolidated financial statements appearing elsewhere herein) for the provision of long-term debt and equity financing (the “Debt/Equity Financing”) to refinance the Bridge Loan. The terms of these agreements were amended on November 15, 2005, concurrently with the closing of the Bridge Loan. Prior to its maturity, the parties agreed to an extension of the Bridge Loan pending the completion of discussions on further modifications to the Debt/Equity Financing. The parties also agreed to defer the payment of certain interest under the Bridge Loan pending its maturity. On June 30, 2006, Ascendia (i) agreed with Prencen and Highgate to amend and re-state the Debt/Equity Financing and (ii) in connection with such restatement, entered into a Second and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prencen and Prencen Lending (“Prencen Lending”), which closed on August 3, 2006; the obligations to Highgate having been acquired by Prencen Lending.

Under the Securities Purchase Agreement, the Company sold Prentice Lending senior convertible notes (the “Notes”) in the principal amount of $91.0 million (and warrants described below) in exchange for the settlement of obligations under the Bridge Loan ($80.0 million) and $11.0 million in funding which was used to pay accrued interest on the Bridge Loan ($4.1 million), fees associated with the refinancing ($4.2 million) and produce net cash proceeds to the Company of approximately $2.7 million.

The Notes have a term of 10 years (subject to the put and call rights described below) and bear interest at the rate of 9 percent per annum, provided that during the first six months of the term, Ascendia will have the option to accrue and capitalize interest. In the event of Ascendia making an acquisition in the consumer products area that shall in form and substance be satisfactory to a majority of the holders of the Notes (an Approved Acquisiton), it may elect to defer and capitalize interest for the balance of the term of the Notes. In addition, upon the consummation of such an Approved Acquisition, Ascendia may redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15 percent.

Any portion of the balance due under the Notes is convertible at any time, at the option of the holders(s), into the common stock of Ascendia at a price of $1.75 per share (subject to certain ant-dilution adjustments), provided that the holders may not convert any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99 percent of the aggregate number of shares of common stock of Ascendia outstanding following such conversion. Given the nature of the conversion feature and the penalties involved for untimely registration of the related underlying shares of common stock (see below), the conversion option on the Notes may be separated under EITF 00-19 and recorded as a liability at its fair value, with an offsetting debt discount that would be amortized to interest expense under the effective interest method. Such liability, if recorded, would be adjusted to market value at each subsequent reporting date with the differential in value between reporting dates recorded as a component of interest expense in the related period. While management has not yet determined if a liability should be recorded for such conversion option, the impact of such accounting on subsequent interest expense could be material to future results of operations. If the provisions of EITF 00-19 are not applicable, the Company would follow the provisions of EITF 98-5 and 00-27, the result of which could also have a material impact on future interest expense and future reported results of operations.

At any time after the fifth anniversary of the issuance of the Notes, Ascendia may redeem or any holder may require the Company to redeem all or any portion of the balance outstanding under the Notes at a premium of 5 percent. Such 5 percent premium will be accreted to the recorded liability for the Notes over the first five years and be charged to interest expense under the effective interest method. In the event of t default or a change in control of Ascendia, the holders of the Notes may require the Company to redeem the Notes at a premium of 25 percent.

As part of the Registration Rights Agreement, the Company is required to file a Registration Statement to register the shares of common stock issuable upon the conversion of the Notes, the exercise of warrants described below, and other shares. Failure to file such Registration Statement by October 2, 2006 or have it declared effective by January 30, 2007, would constitute an event of default under the Notes. In the event of such a default, the holders of the Notes are entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30 day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that holders of the Notes request conversion of all or a portion of their Notes, or the holders of the warrants described below present such warrants for exercise, and the Company is unable to timely deliver the related shares, the holders of such Notes or warrants will be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery is not provided.

The Notes rank as senior secured debt of Ascendia, provided however that the Notes are subordinated to the new revolving credit facility of up to $13.0 million secured by inventory and accounts receivable (described below). The Notes are also subordinated to indebtedness incurred in connection with an Approved Acquisition, in an amount up to $250 million.

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, Ascendia also issued certain warrants (the Series A warrants) entitling Prencen to purchase 3.053.358 shares of its common stock at an exercise price of $2.10. In addition, Ascendia commited to the issuance of certain warrants (the Series B warrants) entitling Prencen to purchase shares of its common stock under terms that are contingent upon the balance outstanding on the Notes at the earlier to occur of an Approved Acquisition or October 31, 2006. If the balance outstanding under the Notes on such date is greater or less than $61.0 million, Ascendia is required to issue to Prencen up to 3 million Series B warrants, at exercise prices ranging from $1.15 to $1.95. In the event the balance outstanding under the Notes is $61.0 million, no Series B warrants will be issued. The fair market value of the Series A and B warrants, when estimated, may be recorded separately as a liability at the date of issuance with an offsetting debt discount that would be amortized to interest expense under the effective interest method. Subsequent adjustments to the market value of the liability at each reporting date thereafter would be recorded as a component of interest expense in the period of such change.

Upon closing of the Long-Term Financing, Ascendia paid Prentice Capital Management, LP, an affiliate of Prencen and Prencen Lending, a closing fee of $3,667,500 and reimbursed Prencen Lending for certain disbursements related to the transaction. In addition, Ascendia paid fees and expenses of $5,525,171 to Stanford Group Company (“Stanford”). At closing, Ascendia issued to Stanford warrants for the purchase of its common stock as follows: (i) 137,615 warrants at an exercise price of $3.76 per share, and (ii) 552,632 warrants at an exercise price of $4.37 per share. Such cash costs and the value of the warrants issued to Stanford will be treated as a cost of the related financing and be amortized to interest expense under the effective interest method.

Revolver

On August 3, 2006, the Company closed on a revolving line of credit with a major financial institution for a $13.0 million three year facility. This facility will be used to fund approximately $1.8 million of the above noted cash costs associated with the Long-Term Financing and approximately $3.6 was used to redeem certain shares of the Company’s Series A Preferred Stock from MarNan LLC and Dana Holdings LLC (see Item 13 – Certain Relationships and Related Transactions), with the remainder availability to be used in the future for working capital and general corporate purposes. The facility is secured with the Company’s United States accounts receivable and inventory.

The Revolver contains the following key provisions:

•

Line of credit – A revolving line of credit providing for revolving advances up to the lesser of (a) $13,000,000 or (b) the sum of (herein the “Borrowing Base”): (i) eighty-five percent of eligible domestic (US) accounts receivable, subject to dilution of 5%, plus (ii) eighty-five percent (85%) of the net orderly liquidation value as a percentage of cost of eligible US finished goods and raw materials inventory. The total inventory sublimit will not exceed $8,000,000. The Agreement requires excess availability of $2,000,000 at closing and a permanent availability block against the Borrowing Base of $750,000.

•

Interest rate – Interest will be computed and payable monthly on all outstanding revolving loans at a rate equivalent to the Chase Bank Rate per annum or, at the Company’s option, Libor plus two and one quarter percent (2¼%).

•

Fees – A loan facility fee of $100,000 earned at closing and payable: $25,000 upon signing of commitment letter, $25,000 payable at closing and $50,000 payable six (6) months from closing. A collateral management fee of $30,000 per year, earned at closing and on each Anniversary Date, payable $2,500 monthly.

•

Termination fee – A termination fee is charged of 1% of total facility if terminated prior to first Anniversary Date, three quarters percent (¾%) if terminated prior to second Anniversary Date, and one half percent (½%) if terminated anytime thereafter prior to an Anniversary Date.

At February 28, 2006 Ascendia had Cash and Cash Equivalents of $1.9 million. Management believes this and other financing sources subsequently made available, including the $13.0 million committed revolving credit facility and the increase in the Financing Facility from $80.0 million to $91.0 million described above, provide Ascendia with sufficient operating liquidity for at least the next 12 months.

Cash Flow – Year Ended February 28, 2006 and February 28, 2005

Net cash provided by (used in) operating activities was ($19.4) million and $1.1 million, respectively for the year ended February 28, 2006 and February 28, 2005. For the year ended February 28, 2006, a primary factor contributing to negative operating cash flow was the acquisition of inventory of ($9.6) million in the asset acquisition from Playtex. The other primary contributor consisted of the net loss of $30.2 million, less the net effect of non-cash items of $18.8 million. Additional changes in operating assets and liabilities provided a positive contribution of $1.6 million. For the year ended February 28, 2005, the major contributors to a positive operating cash flow were a smaller net loss of ($4.0) million, less the net effect of non-cash items of $1.4 million and an increase in accounts payable and accrued expenses of $3.6 million.

Net cash used in investing activities was $42.5 million for the year ended February 28, 2006 compared to $0.9 million for the year ended February 28, 2005. For the year ended February 28, 2006, the major activities consisted of cash received of $6.0 million from the reverse acquisition of Cenuco, $1.3 million for capital equipment purchases and $47.3 million, primarily for the purchase of intangible assets from Playtex. For the year ended February 28, 2005, cash of $0.5 million was expended for capital equipment and $0.4 million for acquisition costs.

Net cash provided by financing activities for the year ended February 28, 2006 was $63.9 million compared to net cash used in financing activities for the year ended February 28, 2005 of $0.1 million. The majority of the activity related to the Bridge Loan (see Liquidity and Capital Resources discussion above), net of repayments under the Company’s line of credit and other long-term debt for the year ended February 28, 2006. The major activity for the year ended February 28, 2005 relates to net repayments of $0.1 million under the Company’s line of credit.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)4 of Regulation S-K.

Contractual Obligations

	PAYMENTS DUE BY PERIOD
	(US$)
CONTRACTUAL OBLIGATIONS		LESS THAN			MORE THAN
($)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt obligations (1)	$80,000,000	—	—	—	$80,000,000
Capital lease obligations	31,749	31,749	—	—	—
Operating lease obligations	3,503,184	888,440	1,363,094	1,145,517	106,133
Purchase obligations	573,300	573,300	—	—	—
Total	$84,108,233	$1,493,489	$1,363,094	$1,145,517	$80,106,133

(1) Presented as long-term debt in the above table based upon the terms of the financing facility subsequently closed on August 3, 2006 and used to repay the above $80,000,000 outstanding Bridge Loan as of February 28, 2006. Interest has not been included in the table due to subsequent refinancing (see Note 6 to the consolidated financial statements) with interest at 9% per annum.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

•	revenue recognition;
•	cooperative advertising.
•	trade accounts receivable;
•	sales returns reserve;
•	accounting for inventory and of costs of goods sold;
•	accounting for goodwill and intangible assets;
•	accounting for plant, property and equipment and
•	income taxes

Revenue Recognition

For the Health & Beauty Care division, revenue from product sales is recognized when the related goods are shipped, all significant obligations of the Company have been satisfied, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured or probable.

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

Cooperative Advertising Accruals

Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Task Force 01-09, “Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products” in the period in which the related sales are recognized. If additional cooperative advertising programs, promotions and other volume-based incentives are required to promote the Company’s products, then additional reserves may be required. Conversely reserves are decreased to reflect the lesser need for cooperative advertising programs.

Trade Accounts Receivable

The Company extends credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in our financial statements based upon management’s estimates and ongoing reviews of recording allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements.

Sales Returns Reserve

The Company’s management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales returns reserves in any accounting period. If actual sales returns increase above the historical return rate, then additional reserves may be required. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish such sales returns reserve.

Inventory

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials used to manufacture the Company’s health, beauty and oral care products, as well as finished goods that consist of the Company’s product lines sold to its customers. The Company writes down inventory for estimated excess and discontinued products equal to the difference between cost and estimated market value based upon assumptions about future demand and market conditions. Excess and discontinued product inventory could arise due to numerous factors, including but not limited to, the competitive nature of the market and product demand by consumers. If market conditions are less favorable than those anticipated by management, additional write-downs may be required, including provisions to reduce inventory to net realizable value.

Goodwill and Indefinite Lived Intangibles

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $30,974,680. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16,924,477 being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed at least annually for impairment or more frequently if impairment indicators arise. In the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $16.4 million being recorded in the statement of operations.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, the Company recorded intangible assets of $8,000,000, related to acquired software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $1,249,315 for the year ended February 28, 2006. There was no amortization expense on these intangible assets in prior years.

For the Playtex asset acquisition on November 16, 2005, an allocation of the purchase price resulted in $30,393,673 being allocated to customer relationships. The estimated useful lives are 10 years, to be amortized on a straight-line basis. The amortization expense recorded for the year ended February 28, 2006 was $866,012.

Management’s review of amortizable intangible assets concluded that there is no impairment at February 28, 2006.

Property, Plant and Equipment

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

Income Taxes

The Company records a valuation allowance to reduce the amount of our deferred tax assets to the amount that management estimates is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it was determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109 (“FIN 48”)”, which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material impact on our consolidated results of operations or financial condition.

In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the implementation of SFAS No. 123(R), “Share-Based Payment”. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005.

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2007. We do not believe that the adoption of SFAS No. 123(R) will have a material impact on our results of operations, however since these are non-cash charges they will have no impact on our cash position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for the year ended February 28, 2006.

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges”. This statement is effective for the fiscal years beginning after June 15, 2005. We will adopt SFAS No. 151 beginning with the first quarter of fiscal 2007. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company markets its products throughout the United States and internationally. As a result, the Company could be adversely affected by such factors as rising commodity costs and weak global economic conditions. Forecasted material purchases (including freight) during the next year are approximately $80 million. An average two percent price increase related to oil and related raw materials could cost the Company approximately $1.6 million.

The Company has also evaluated its exposure to fluctuations in interest rates. A principal balance of $80.0 million plus accrued interest is currently outstanding under the Bridge Loan, with an extended maturity date of August 31, 2006. An increase of one percent in the interest rates would increase interest expense by approximately $800,000 per year. The interest rate risk from the Company’s other interest-related accounts such as its post-retirement obligations are deemed to not be significant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this report are included, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the last day of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The above conclusion regarding the inadequacy of the Company’s internal controls as of February 28, 2006 relates to control deficiencies in the application of purchase accounting for acquisitions completed during the year and in the subsequent evaluation of goodwill for impairment which occurred in the fourth quarter. These control deficiencies resulted in the restatement of the Company’s second and third quarter financial statements, resulting from a reallocation of purchase price in accounting for the Merger, and a material audit adjustment to the goodwill impairment charge recorded in the fourth quarter. These control deficiencies could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management attributes the above noted material weaknesses substantially to lack of sufficient and appropriate internal expertise to evaluate the input provided to us from outside valuation experts used in our purchase accounting and in our goodwill impairment testing. Since February 28, 2006 we have made changes to our internal financial reporting group, which we believe will provide an effective remediation to the material weaknesses that existed as of February 28, 2006. We will continue to monitor the effectiveness of these control modifications, and other financial reporting control areas that may require enhancement, and implement improvements as and when necessary.

(b)	Changes in Internal Control Over Financial Reporting

There has not been any change made in our internal control over financial reporting during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company’s Board of Directors has set September 28, 2006 as the date for its 2006 Annual Meeting of Stockholders for stockholders of record as of August 31, 2006. The Company advises stockholders of the following deadlines in connection with the Annual Meeting. In order for a stockholder proposal to be considered for inclusion in the Company’s proxy statement for this year’s Annual Meeting, the proposal must be received by the Company at its principal executive offices on or before September 7, 2006. In addition, in order for a stockholder proposal to be considered at this year’s Annual Meeting but not included in the Company’s proxy statement, such proposal must be received by the Company at its principal executive offices on or before September 7, 2006 to be considered “timely” under applicable SEC rules. Proposals should be directed to the attention of The Secretary, Ascendia Brands, Inc., 100 American Metro Boulevard, Suite 108, Hamilton, New Jersey 08619.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

It was a condition of the completion of the Merger that Steven Bettinger, Andrew Lockwood and Jack Phelan resign from of our Board of Directors on the closing date under the Merger Agreement. Since the Merger, our Board of Directors has been comprised of the following persons:

Joseph A. Falsetti, 49 - Chairman of the Board. For a biography of Mr. Falsetti, see below “Executive Officers”.

Edward J. Doyle, 62 - Independent Director; Chairman, Audit Committee. Mr. Doyle has served as the sole proprietor of Zephyr Ventures LLC since 2003 and managing director of The Hermes Group LLC since 2002. From 1999 to 2002, Mr. Doyle served as managing principal of Hamilton Capital Group LLC. From 1981 until 1996, he served as Divisional Vice President of Mars Incorporated.

Kenneth D. Taylor, 72 - Independent Director. Mr. Taylor has served as Chairman of Taylor & Ryan, Inc. since 1991. Prior to joining Taylor & Ryan, Inc., Mr. Taylor served as a diplomat in the Canadian Foreign Service and resigned from that post in 1984. Mr. Taylor presently also serves as a director of Hydro One, Devine Entertainment Corp. and SkyLink Aviations, Ltd., all of which are located in Toronto, Canada.

Robert Picow, 50 - Director. Robert Picow was Chairman of the Board of Directors of Cenuco, Inc. prior to its merger with Lander. In 1982, Mr. Picow founded Allied Distributors, a small electronics distributorship based in Philadelphia. In 1986, Allied Communications was formed and the company focused on cellular telephones and related products. Mr. Picow served as CEO of Allied Communications until its merger in 1996 with Brightpoint, a publicly-traded communications company. Mr. Picow served as Vice Chairman and a director of Brightpoint until 1997. Mr. Picow served as a director of S.B.A. Communications for a two-year term and is now a director of Streicher Mobile Fueling and Fundamental Management Corporation, a private fund management company. Mr. Picow also serves on the Board of Trustees of the Children’s Place at Home Safe, a Palm Beach based charity.

Francis Ziegler, 65 - Independent Director; Chairman, Compensation Committee. Mr. Ziegler retired in April 2004 from his position as President and Chief Executive Officer of Claneil Enterprises, Inc., a privately-owned holding company that was a prior owner of Lander. He joined Claneil in 1993 after thirty years as an operations and marketing executive with Johnson & Johnson. During his career with Johnson & Johnson, he served as President of five subsidiary companies. Mr. Ziegler presently also serves as a director of S&H Green Points, Inc. and Rinaldi Enterprises.

Compensation Committee

During the year ended February 28, 2006, the members of the Compensation Committee were Mr. Ziegler, who served as Chair of the Compensation Committee, Mr. Doyle and Mr. Taylor. Our Compensation Committee has authority in matters relating to administration of our compensation plans and to set the salary and incentive compensation, including stock option grants, for our Chief Executive Officer and senior staff members.

The Compensation Committee operates under a formal charter adopted by our board of directors that governs its duties and standards of performance. Copies of the Compensation Committee Charter can be obtained free of charge from our website, www.ascendiabrands.com.

Our board of directors has determined that the members of the Compensation Committee meet the independence standard set forth by The American Stock Exchange. Further, each member of the Compensation Committee is a “Non-Employee Director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934 and an “outside director” as defined for purposes of 162(m) of the Code.

The Compensation Committee reviewed and agreed on specific compensation for executive officers, including the employment contracts for the current and former Chief Executive Officers. The compensation awarded is comparable to the overall market for executive officers.

Audit Committee

The members of the Audit Committee are Mr. Doyle, who serves as Chair of the Audit Committee, Mr. Taylor and Mr. Ziegler. Our Audit Committee is responsible for assuring the integrity of our financial control, audit and reporting functions and reviews with our management and our independent auditors the effectiveness of our financial controls and accounting and reporting practices and procedures. In addition, the Audit Committee reviews the qualifications of our independent registered public accountants, is responsible for their appointment, compensation, retention and oversight and reviews the scope, fees and results of activities related to audit and non-audit services.

Our board of directors has determined that all of the members of the Audit Committee are financially literate and meet the independence standard set forth by The American Stock Exchange and applicable SEC rules. Our board of directors has further determined that Mr. Doyle qualifies as an “Audit Committee financial expert,” as defined in applicable SEC rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than ten percent of our common stock to file reports of beneficial ownership and changes in beneficial ownership of our common stock and any other equity securities with the SEC. Executive officers, directors, and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of Forms 3, 4, and 5 furnished to us, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required to be filed by such persons, we believe that all of our executive officers, directors, and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them during the year ended February 28, 2006.

Code of Ethics

We have adopted a Code of Ethics applicable to all employees, including all of our officers. Violations of the Code of Ethics may be reported to Andrew W. Sheldrick, our Chief Counsel, at Ascendia Brands, Inc. at 100 American Metro Boulevard, Suite 108, Hamilton, New Jersey 08619. Copies of this Code of Ethics can be obtained free of charge from our website, www.ascendiabrands.com. With respect to any amendments or waivers of this Code of Ethics (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) the Company intends to either post such amendments or waivers on its website, www.ascendiabrands.com, or disclose such amendments or waivers pursuant to a Current Report on Form 8-K.

Executive Officers

The following persons are the principal members of our management team:

Joseph A. Falsetti, 49 - President & Chief Executive Officer. Mr. Falsetti has served as Chairman and Chief Executive Officer of Ascendia since June 13, 2003. Mr. Falsetti has an extensive entrepreneurial background, having established several consumer product companies. He was the founder and former Chairman and CEO of RomTech, a NASDAQ-listed consumer product entertainment company, which grew to become the highest volume distributor/publisher of value software in mass merchant retail, initiating value branding within the category. He also founded and was President and CEO of Galaxy Software, where he developed several leading brands including Picture It™, which was sold to Microsoft Corporation and remains Microsoft’s leading consumer application within the category. Prior to founding these companies, Mr. Falsetti worked for Unisys Corporation, rising to the position of Director of Desktop PCs, responsible for operations of the personal computing hardware, peripherals and related software applications with $200 million in annual sales. He received his BSME and BSEE degrees from The College Of New Jersey.

William C. Acheson, 56 - Senior Vice President, Global Sales. Mr. Acheson has served as Vice President, Global Sales of Ascendia since June 13, 2003. Prior to joining Ascendia, Mr. Acheson was Vice President of Business Development for eGames, joining the company in January 1997. Previous to joining eGames he served as Senior Vice President, Mass Cosmetics Division at Revlon, Inc. where he was responsible for the development and effectiveness of all Revlon and Almay marketing programs, leading to achievement of an annual sales volume plan in excess of $700 million. Mr. Acheson joined Revlon in 1982 as a National Account Manager and he distinguished himself by achieving increasing positions of responsibility during his tenure at Revlon. From 1976 to 1982, Mr. Acheson served as a Key Account Manager for McNeil Consumer Products Company. From 1973 to 1976, Mr. Acheson held sales management positions at Cash Register Service Company and Proctor and Gamble. He holds a Bachelor of Arts degree from Valparaiso University in Valparaiso, Indiana with a major in political science and completed an Overseas Study Program in Cambridge, England.

Brian J. Geiger, 62 - Executive Vice President,Finance & Chief Financial Officer. Mr. Geiger has served as Executive Vice President, Finance, and Chief Financial Officer since March 1, 2005. He has thirty-five years broad-based financial and general business experience with major divisions of an $80.0 billion global diversified healthcare corporation and an $800 million private equity corporation. He has had Board-level responsibility with multiple consumer and pharmaceutical divisions with operating budgets ranging from $2.1 million to $12.5 million. Mr. Geiger has a proven record of accomplishments ranging from start-up operations, key supplier negotiations, company divestitures and product acquisitions and provides Ascendia strong leadership, communication and financial skills with ability to interact at all levels to achieve aggressive business goals. Mr. Geiger currently serves on the board of directors of Immunicon Corporation, a publicly traded medical diagnostics company, and Opinion Research Corporation, a publicly traded market research company. He holds a B.A. in Economics from Rutgers University, and an MBA in Finance from Seton Hall University, and is a Certified Management Accountant.

R. Elizabeth Houlihan, 47 - Vice President, Marketing & Product Development. Ms. Houlihan has served as Vice President, Marketing and Product Development of Ascendia since December 5, 2005. Her experience includes marketing, general management and sales work on more than 30 brands in over three dozen categories in the personal and skin care, household products, over-the-counter medicines, veterinary pharmaceuticals, industrial chemicals, agricultural products and e-business segments. Ms. Houlihan has over 15 years of experience in the personal products sector. Ms. Houlihan previously held senior marketing positions in Church & Dwight, which included responsibility for New Product Development, and in a privately owned $800 million global direct marketing company concentrating in nutritional supplements, laundry and household, and personal care products. Prior to beginning her marketing career, Ms. Houlihan spent seven years in agricultural sales management roles with increasing responsibility with Monsanto, Stauffer Chemical, and Molecular Genetics. Ms. Houlihan holds a Master of Brand Management from the University of Georgia’s Terry School of Business.

Franco S. Pettinato, 40 - Senior Vice President, Operations. Mr. Pettinato has served as Senior Vice President of Operations for Ascendia since June 13, 2003. He has been a Senior Executive, consultant and entrepreneur in diverse industries for over 18 years and brings to Ascendia wide experience in management, information technology, operations and business process. Previously, he served as Vice President of Delivery at Vis.align LLC, leading operations for the $60 million, northeast based IT consulting company that provides application development, infrastructure and outsourced managed services. He was co-founder and President of The Standing Stone Group L.L.C., an Internet engineering company that Vis.align acquired in October 2000. Prior to starting Standing Stone, Mr. Pettinato served as an associate partner and regional director at the Internet consulting company March First (formally USweb). Mr. Pettinato has held various management, sales and engineering roles throughout his career. He led the sales effort at GE Information Services, responsible for growing revenue from the commercial use of GE’s private international EDI data network. He held several sales and management roles at Lucent Technologies and at AT&T, including research and development positions at the AT&T Bell Laboratories and manufacturing management positions at AT&T Microelectronics, manufacturing AT&T products. He holds a BS in Mechanical Engineering from Temple University and an MBA in International Business from Saint Joseph’s University.

Andrew W. Sheldrick, 51 - Vice President and General Counsel. Mr. Sheldrick served as external counsel to the Company prior to his recent appointment as General Counsel. Prior to joining the Company, Mr. Sheldrick spent more than 25 years in private practice, specializing primarily in corporate transactional and tax law, and representing public and private-sector companies in a diverse range of business sectors. Mr. Sheldrick is a graduate of Cambridge University, England and holds a Masters in Comparative Law from the George Washington University, Washington DC. He is admitted to practice in New York and in England and Wales.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation during the fiscal years ended February 28, 2006, February 28, 2005 and February 28, 2004 of the Company’s current and former Chief Executive Officers and each of the four other persons serving as executive officers of the Company at the end of fiscal 2006 who received the highest annual salary and bonus during fiscal 2006 for services rendered in all capacities to the Company and its subsidiaries:

Name & Title	Fiscal Year Ended 2/28	Annual Compensation			Long Term Compensation
		Salary ($)	Bonus ($)	Other ($)	Restricted Securities
					Stock Awards ($)	Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Comp. ($)

Joseph A. Falsetti, President & Chief Executive Officer	2006	381,250	-	-	-	-	-	-
	2005	175,000	-	-	-	-	-	-
	2004	124,519	-	-	-	-	-	-

Brian J. Geiger, Executive Vice President & Chief Financial Officer	2006	231,250	5,000	-	-	-	-	-
	2005	141,346	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Franco S. Pettinato, Senior Vice President, Operations	2006	190,000	5,000	14,400	-	-	-	-
	2005	190,000	8,021	14,400	-	-	-	-
	2004	124,519	-	13,200	-	-	-	-

William B. Acheson, Executive Vice President, Global Sales	2006	225,000	-	6,000	-	-	-	-
	2005	225,000	2,986	6,000	-	-	-	-
	2004	160,096	29,327	6,000	-	-	-	-

R. Elizabeth Houlihan, Vice President, Marketing	2006	51,923	-	10,000	-	-	-	-
	2005	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-

Steven Bettinger, Former Chief Executive Officer of Cenuco, Inc.(1)	2006	187,500	-	8,100	-	-	-	-
	2005	242,692	71,000(2)	-	97,000(4)	100,000	-	-
	2004	250,000	82,000(3)	-	42,000(5)	100,000	-	-

Other compensation includes car allowances and relocation bonus.

(1)	Amounts for 2005 and 2004 based on Ascendia’s prior June 30 fiscal year end.
(2)	Represents the issuance of 100,000 shares of Ascendia common stock at a fair market value of $0.71 on date of issuance.
(3)	Represents the issuance of 100,000 shares of Ascendia common stock at a fair market value of $0.82 on the date of issuance.
(4)	Represents value of 100,000 stock options granted at a fair market value on date of grant of $0.97.
(5)	Represents value of 100,000 stock options granted at a fair market value on date of grant of $0.42.

At February 28, 2006, Steven Bettinger (former CEO) has issued and outstanding options of 100,000. These options were also issued and outstanding as of the date of the Merger on May 20, 2005. The options become fully exercisable as a result of the Merger. Prior to date of Merger the successor company (HACI) did not have any options issued or outstanding.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 2006 and unexercised options held as of February 28, 2006.

	Shares
	Acquired		Number of Securities		Value of Unexercised
	on		Underlying Unexercised		In-the-Money Options
	Exercise	Value	Options at Year-End (#) (2)		a Year-End ($) (1)
Name	#	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph A. Falsetti	0	$—	0	0	$—	$—
Brian J. Geiger	0	$—	0	0	$—	$—
Franco S. Pettinato	0	$—	0	0	$—	$—
William B. Acheson	0	$—	0	0	$—	$—
R. Elizabeth Houlihan	0	$—	0	0	$—	$—
Steven Bettinger	0	$—	100,000	0	$243,333	$—

(1)	Based on closing price of the common stock as reported on the American Stock Exchange at February 28, 2006, less exercise price, multiplied by the number of shares underlying the option.
(2)	The 100,000 options are net of 100,000 options exercised in 2005.

DIRECTOR COMPENSATION

During the fiscal year 2006, each of our non-employee directors received $12,000 retainer (paid for 3 meetings for the period May 20, 2005 to February 28, 2006) in cash compensation. An additional $5,000 cash retainer was given to the Audit Committee Chairperson and an additional $3,000 annual cash retainer was given to the Compensation/Nominating/Goverance Committee Chairperson. We also paid the following fees in the fiscal year ended February 28, 2006 for meetings attended by various non-employee directors:

•	a $2,000 fee for each meeting of our board of directors attended in persons;
•	a $1,000 fee for each meeting of our board of directors attended by telephone;
•	a $1,500 fee for each meeting of a committee of our board of directors attended in person: and
•

a $750 fee for each meeting of a committee of our board of directors attended by telephone; and a $750 fee if scheduled the same day of a full board meeting, either for attendance in person or via telephone.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Ziegler, Mr. Doyle and Mr. Taylor, none of whom has had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K or ever served as an officer of the Company or any of its subsidiaries.

Employment and Indemnification Agreements

Employment Agreement with Joseph A. Falsetti

On May 20, 2005, the Company entered into an employment agreement with Joseph A. Falsetti (the “Falsetti Employment Agreement”) pursuant to which Mr. Falsetti was appointed as President and Chief Operating Officer of the Company. The Falsetti Employment Agreement has a three-year period ending May 19, 2008 whereupon it automatically renews for an additional three-year term unless terminated by the Company or Mr. Falsetti upon 90-days’ prior written notice. Under the agreement, Mr. Falsetti receives an annual base salary of $450,000 and will be eligible to participate in or receive benefits under any employee benefit plans generally made available to similarly situated executives. In addition, Mr. Falsetti will be eligible to receive options to purchase shares of the Company’s common stock at the sole discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The Falsetti Employment Agreement provides for payment to Mr. Falsetti of an amount equal to two times his base salary, payable in twenty four equal payments, the immediate vesting of all benefits, awards and grants and continuation for one year of all health benefit plans, programs or arrangements if the Company terminates Mr. Falsetti’s employment other than for Cause (as defined) or if Mr. Falsetti terminates his employment at any time within six months following a Change in Control (as defined), because of a change in his duties inconsistent with his position, reporting, responsibilities, titles or offices prior to the Change in Control, a reduction in his base salary, the failure of the Company to maintain Mr. Falsetti’s participation in its benefit plans, the failure to provide Mr. Falsetti with appropriate adjustments to compensation and a relocation allowance in the event he is required to relocate, or the failure of the Company to honor its obligations under the agreement. During the period that any such severance benefits are being paid, Mr. Falsetti is prohibited from engaging in any business that competes with the business of the Company and for a period of one year after such severance benefit payments cease or two years after the date of termination, whichever is later, Mr. Falsetti may not, within 75 miles of any operating location of the Company, engage in any business that is competitive with the Company’s business. A copy of the Falsetti Employment Agreement was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A dated May 20, 2005. The foregoing description of the Falsetti Employment Agreement is qualified in its entirety by reference to the full text of the Falsetti Employment Agreement.

Employment Agreement with Steven Bettinger

As a condition to consummating the Merger, any and all existing employment agreements (written and oral) with Steven Bettinger, the former President and Chief Executive Officer of Cenuco, Inc., were terminated. On May 20, 2005, the effective date of the Merger, the Company and Mr. Bettinger entered into an employment agreement (the “Bettinger Employment Agreement”) pursuant to which Mr. Bettinger was employed as Vice President of Corporate Development and Investor Relations of the Company for a three-year period ending May 19, 2008. Mr. Bettinger receives an annual base salary of $250,000 and will be eligible to participate in or receive benefits under any employee benefit plans generally made available to similarly situated executives. In addition, Mr. Bettinger will be eligible to receive options to purchase shares of the Company’s common stock at the sole discretion of the Board of Directors or the Compensation Committee of the Board of Directors. The Bettinger Employment Agreement provides for payment to Mr. Bettinger of an amount equal to the base salary that would have been paid during the remaining term of the Bettinger Employment Agreement, payable in equal monthly installments over the remaining term, and continuation for the remaining term of all health benefit plans, programs or arrangements if the Company terminates Mr. Bettinger’s employment other than for Cause (as defined in the Bettinger Employment Agreement) or if Mr. Bettinger terminates his employment at any time within six months following a Change in Control (as defined in the Bettinger Employment Agreement) because of a change in his duties inconsistent with his position, reporting, responsibilities, titles or offices prior to the Change in Control, a reduction in his base salary, the failure of the Company to maintain Mr. Bettinger’s participation in its benefit plans, the failure to provide Mr. Bettinger with appropriate adjustments to compensation and relocation allowance in the event he is required to relocate or the failure of the Company to honor its obligations under the Bettinger Employment Agreement. During the period that any such severance benefits are being paid, Mr. Bettinger is prohibited from engaging in any business that competes with the business of the Company and for a period of one year after such severance benefit payments cease or two years after the date of termination, whichever is later, Mr. Bettinger may not, within 75 miles of any operating location of the Company, engage in any business that is competitive with the Company’s business. A copy of the Bettinger Employment Agreement was filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K/A dated May 20, 2005. The foregoing description of the Bettinger Employment Agreement is qualified in its entirety by reference to the full text of the Bettinger Employment Agreement.

Indemnification Agreements

As a condition to consummation of the Merger, the Company entered into indemnification agreements (the “Indemnification Agreements”) on May 20, 2005, with each of Messrs. Edward J. Doyle, Joseph A. Falsetti, Robert Picow, Kenneth D. Taylor and Francis Ziegler, who have served as directors of the Company following the Merger. The Indemnification Agreements provide, among other things, that the Company will indemnify and hold harmless each of the directors to the fullest extent not prohibited by applicable law and will advance expenses incurred by each of the directors provided that such director undertakes in writing to repay any such advances in the event that it is ultimately determined that such director is not entitled to indemnification. A copy of the form of Indemnification Agreement was filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K/A dated May 20, 2005. The foregoing description of the Indemnification Agreements is qualified in its entirety by reference to the full text of the form of Indemnification Agreement.

THE BELOW TABLE ASSUMES $100 INVESTED ON FEBRUARY 28, 2001 IN OUR COMMON
STOCK AND THE NASDAQ COMPOSITE INDEX. TOTAL RETURN ASSUMES REINVESTMENT
OF DIVIDENDS, ALTHOUGH WE HAVE NEVER PAID CASH DIVIDENDS.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 28, 2006, with respect to the beneficial ownership of shares of the Company’s common stock and Series A Preferred Stock by: (i) each person known by us to beneficially own more than 5 percent of the outstanding shares of our common stock or Series A Preferred Stock; (ii) each of our current directors; (iii) each of our named executive officers; and (iv) all of our executive officers and directors as a group.

As of February 28, 2006, there were 13,882,056 shares of our common stock issued and outstanding and 2,553.6746 shares of our Series A Preferred Stock issued and outstanding. Beneficial ownership has been calculated and presented in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated: (i) each stockholder has sole voting and investment power with respect to the shares shown; and (ii) the address for the stockholder is c/o Ascendia Brands, Inc., 100 American Metro Boulevard, Suite 108, Hamilton, New Jersey 08619.

Name and Address of Beneficial Owner	Shares of Series A Pref. Stock (1)	Percentage of Series A Pref. Stock	Shares of Common Stock	Percentage of Common Stock	Percentage of Voting Power(2)
Steven M. Bettinger 6421 Congress Avenue Suite 201 Boca Raton, FL 33487	-0-	-0-	3,917,767(3)(4)	28.0%	9.8%
Robert Picow	-0-	-0-	196,049(5)	1.4%	0.5%*
Hermes Acquisition Company I LLC (8)	-0-	-0-	7,233,369(4)	51.7%	18.1%
Dana Holdings, LLC (6)	1,021.4699	40%	-0-	-0-	26.0%
MarNan, LLC (9)	1,021.4699	40%	-0-	-0-	26.0%
Franco S. Pettinato	127.6837	5%	-0-	-0-	3.2%
Edward J. Doyle 316 Perry Cabin Drive St. Michael’s, MD 21663	127.6837	5%	-0-	-0-	3.2%
Kenneth D. Taylor 1775 York Avenue, Apt. 29 H New York, NY 10128	-0-	-0-	-0-	-0-	-0-
Francis Ziegler 100 Roebling Road Bernardsville, NJ 07924	-0-	-0-	-0-	-0-	-0-
Joseph A. Falsetti	-0-	-0-	-0-(6)	-0-	-0-
Brian J. Geiger	-0-	-0-	-0-(7)	-0-	-0-
William B. Acheson	-0-	-0-	-0-	-0-	-0-
Elizabeth Houlihan	-0-	-0-	-0-	-0-	-0-
Frederick H. Mack 2115 Linwood Avenue Suite 119 Fort Lee, NJ 07024	-0-	-0-	723,600	5.2%	1.8%
All executive officers and Directors as a group (8 persons)	255.3674	10.0%	4,113,816(3)(5)	29.4%	16.8%

*	Less than one percent
(1)	The percentages computed in the table are based on 2,553.6746 shares of Series A Preferred Stock outstanding as of February 28, 2006.
(2)

This column reflects the relative voting power of the holders of the Company’s capital stock with respect to matters voted upon by the holders of the Company’s common stock and Series A Preferred Stock as a single class. Each share of Series A Preferred Stock is entitled to 10,095.87 votes on all matters, except proposals relating to the Merger, submitted to a vote of holders of common stock.

(3)	Includes options to purchase 100,000 shares of common stock.

(4)

Mr. Bettinger and certain other stockholders have agreed to vote their shares in favor of the proposals relating to the Merger. As a result of such agreements, Hermes may be deemed to be the beneficial owner of 7,233,369 shares of common stock. The voting agreement terminates following the meeting of the stockholders to consider proposals relating to the Merger.

(5)	Includes options to purchase 8,334 shares of common stock.
(6)

Joseph A. Falsetti, the President and Chief Executive Officer of the Company, owns a 12.109 percent interest in, and is the sole manager and sole executive officer of, Dana Holdings, LLC. Mr. Falsetti disclaims beneficial ownership of the shares of common stock that are beneficially owned by Dana Holdings LLC.

(7)

Brian J. Geiger, the Chief Financial Officer of the Company, owns a 3.125 percent interest in Dana Holdings, LLC and a 3.125 percent interest in MarNan, LLC. Mr. Geiger disclaims beneficial ownership of the shares of common stock that are beneficially owned by Dana Holdings, LLC and MarNan, LLC.

(8)	Hermes Acquisition I LLC is a wholly owned subsidiary of the Company.
(9)	Mark I. Massad is the sole manager and sole executive officer of MarNan, LLC. Mr. Massad disclaims beneficial ownership of the shares of common stock that are beneficially owned by MarNan, LLC.

Equity Compensation Plan

The Compensation Committee has deferred the approval of the issuance of additional securities regarding equity (option and warrants) compensation until the next fiscal year ended February 28, 2007.

Options

As a result of the Merger on May 20, 2005, all previously issued options that were unvested on that date became automatically vested. Since the date of the Merger, none of the 556,668 exercisable options have been exercised.

The following information applies to options outstanding at February 28, 2006:

	Options Outstanding	Options Exercisable
		Weighted-
		Average
		Exercise
Range of Prices	Shares	Price
$0.42	73,332	0.42
$0.55	40,000	0.55
$1.15	218,335	1.15
$1.55	35,001	1.55
$2.00	130,000	2.00
$3.71	40,000	3.71
$4.00	20,000	4.00
	556,668

Warrants

From the date of the Merger to February 28, 2006, 131,500 warrants, were exercised at an exercise price of $1 per share.

The following information applies to all warrants outstanding at February 28, 2006:

	Warrants Outstanding	Warrants Exercisable
		Weighted -
		Average
		Exercise
Range of Prices	Shares	Price
$1.00	150,000	1.00
$4.00	105,784	4.00
$4.50	1,387,760	4.50
$5.00 to $6.50	350,000	5.21
$6.00	500,000	6.00
	2,493,544

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to the Company. THGLLP also paid certain expenses on behalf of the Company. THGLLP invoiced the Company a total of $411,143 and $523,933 for professional fees, facility usage and reimbursable expenses for the years ended February 28, 2006 and 2005, respectively. At February 28, 2006 and February 28, 2005, the Company owed THGLLP $35,595 and $28,341, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. MarNan owns 40 percent of the Company’s Series A Preferred Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of the Board of Directors of the Company since May 20, 2005, is a Managing Member of ZVLLC. For the years ended February 28, 2006 and 2005, ZVLLC invoiced the Company $19,078 and $28,485, respectively, for consulting services. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at February 28, 2006 and February 28, 2005 was $0.

Kenneth D. Taylor, a member of the Board of Directors of the Company since May 20, 2005, provided consulting services to the Company. For the year ended February 28, 2006, Mr. Taylor invoiced the Company $5,000 for consulting services. For the year ended February 28, 2005, Mr. Taylor did not provide any services to the Company. Effective May 20, 2005, the date of the Merger, Mr. Taylor ceased providing consulting services to the Company. The balance due Mr. Taylor at February 28, 2006 was $0.

The Hermes Group LLC (THGLLC), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For year ended February 28, 2006, THGLLC invoiced Lander, a wholly owned subsidiary of the Company, $429,313 for business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which is a 40% shareholder of the Series A Preferred Stock of the Company. As of February 28, 2006, there was a balance due to THGLLC of $6,900.

In addition, during the year ended February 28, 2006 the Company paid a fee of $1,000,000 (capitalized by the Company as part of purchase price of the Playtex asset acquisition - see Note 3) to THGLLC as compensation for advisory, diligence and other services rendered to the Company in connection with the Company’s acquisition of certain brands and related assets from Playtex in November 2005.

Joseph A. Falsetti (who is a Director and the Chief Executive Officer of the Company) and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in Dana Holdings, LLC (“Dana Holdings”), a New Jersey limited liability company. Dana Holdings owns 40 percent of the Company’s Series A Preferred Stock. During the year ended February 28, 2006 the Company paid guarantee fees of $400,000 each to Dana Holdings and MarNan in connection with the short-term Bridge Loan described in Note 3 to the 2006 consolidated financial statements. These guarantee fees were capitalized as deferred debt costs in connection with the Bridge Loan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

The Company’s management believes the charges for the related party services listed above are consistent with the amounts that would be paid to independent third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to be billed to the Company by BDO Seidman, LLP for professional services rendered in connection with the audits of the Company’s annual consolidated financial statements for fiscal 2006 and 2005 and the reviews of the consolidated financial statements included in the Company’s Forms 10-Q for fiscal 2006 and 2005, were approximately $323,000 and $318,000, respectively.

Audit-related fees

For fiscal 2006 and 2005, the aggregate fees billed or expected to be billed to the Company by BDO Seidman, LLP for audit related services in connection with the reverse merger with Cenuco, Inc., the acquisition of brands and brand-related assets from Playtex and SEC filings totaled approximately $55,000 and $248,600, respectively. The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Tax-related Fees

BDO Seidman, LLP billed the Company approximately $3,000 and $3,000, respectively for professional services for tax compliance, tax advice, and tax planning services in fiscal 2006 and 2005.

All Other Fees

The Company’s auditors did not perform or bill for any other services in fiscal 2006 and 2005.

In accordance with the Audit Committee’s pre-approval policies and procedures, all of the above fees were reviewed and pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits included in prior SEC filing are not attached, but are included by reference to prior SEC filing.

Exhibit No.	Description
2.1

Merger Agreement, dated as of March 16, 2005, by and among the Registrant, Hermes Holding Company, Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant, and Hermes Acquisition Company I LLC, a Delaware limited liability company - Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005.

2.2

Amendment No. 1, dated May 10, 2005, among the Registrant, Hermes Holding Company, Inc. and Hermes Acquisition Company I LLC - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2005.

2.3

Asset Purchase Agreement, dated November 15, 2005, by and among Playtex Products, Inc., Playtex Manufacturing, Inc., Personal Care Group, Inc., the Registrant, Lander Co. and Lander Intangibles Corporation - Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

3.1	Restated Certificate of Incorporation incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 26, 2005.
3.2	Amended and Restated Bylaws incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.
4.1

Certificate of Designation Preferences and Rights of Series A Junior Participating Preferred Stock - Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005.

10.1	2000 Performance Equity Plan - Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the Registrant’s fiscal year ended June 30, 2000. *
10.2

Purchase and Sale Agreement between the Registrant and Barrington University dated September 30, 2004 - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

10.3

Employment Agreement, dated May 20, 2005, between Joseph Falsetti and the Registrant - Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005. *

10.4

Employment Agreement, dated May 20, 2005, between Steve Bettinger and the Registrant - Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005. *

10.5

Form of Indemnification Agreement between the Registrant and each of the members of the Board of Directors of the Registrant - Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005.

10.6

Securities Purchase Agreement dated as of October 10, 2005 between the Registrant and Prencen, LLC - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.7

Registration Rights Agreement dated as of October 10, 2005 between the Registrant and Prencen, LLC - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.8

Securities Purchase Agreement dated as of October 10, 2005 by and among the Registrant, Highgate House Funds, Ltd and Prencen, LLC - Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.9

Registration Rights Agreement dated as of October 10, 2005 by and among the Registrant, Highgate House Funds, Ltd and Prencen, LLC - Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.10

Standby Equity Distribution Agreement dated as of October 10, 2005 between the Registrant and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.11

Registration Rights Agreement dated as of October 10, 2005 between the Registrant and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.12

Bridge Loan Term Agreement, dated as of November 15, 2005, by and among the Registrant, Lander Co., Lander Intangibles Corporation, Hermes Acquisition Company I (collectively, the “Borrowers”), the lenders parties thereto, and Prencen Lending LLC, as agent for the lenders - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.13

Security Agreement, dated as of November 15, 2005, by each of the Borrowers, Hermes Real Estate I LLC, Lander Co. Canada Limited, Marnan, LLC and Dana Holdings LLC (collectively, the “Guarantors”) in favor of Prencen Lending LLC, in its capacity as agent for the lenders to the Bridge Loan Term Agreement - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.14

Pledge and Security Agreement, dated as of November 15, 2005, by each of the Borrowers and the Guarantors in favor of Prencen Lending LLC, in its capacity as agent for the lenders to the Bridge Loan Term Agreement - Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.15

Amended and Restated Securities Purchase Agreement dated as of November 16, 2005 between the Registrant and Prencen, LLC - Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.16

Amended and Restated Registration Rights Agreement dated as of November 16, 2005 between the Registrant and Prencen, LLC - Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.17

Amended and Restated Securities Purchase Agreement dated as of November 16, 2005 by and among the Registrant, Highgate House Funds, Ltd and Prencen, LLC - Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.18

Amended and Restated Registration Rights Agreement dated as of November 16, 2005 by and among the Registrant, Highgate House Funds, Ltd and Prencen, LLC - Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.19

Amendment No. 1 to Amended and restate Registration Rights Agreement made and entered into as of March 1, 2006, by and among the Registrant, Highgate House Funds, Ltd. and Prencen, LLC - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2006.

16

Letter from Salberg & Company, P.A. to the Securities and Exchange Commission - Incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2005.

31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification of Chief Executive Officer and Principal Financial Officer

*  This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(b)	Financial statement schedules, commencing with F-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2006

ASCENDIA BRANDS, INC.

By:	/s/ Joseph A. Falsetti

Joseph A. Falsetti

President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 11, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ Joseph A. Falsetti

Joseph A. Falsetti

President & Chief Executive Officer

By:	/s/ Brian J. Geiger

Brian J. Geiger

Executive Vice President & Chief Financial Officer

By:	/s/ Edward J. Doyle

Edward J. Doyle

Director and Chairman, Audit Committee

By:	/s/ Robert Picow

Robert Picow

Director

By:	/s/ Kenneth D. Taylor

Kenneth D. Taylor

Director

By:	/s/ Francis Ziegler

Francis Ziegler

Director

Financial Statements, commencing with F-1

F-1 to F-32. Ascendia Brands, Inc. and Subsidiaries – Audited Consolidated/ Combined Financial Statements as of and for the years ended February 28, 2006 and 2005 and for the period (inception) from April 25, 2003 to February 29, 2004.

F-33 to F-51. Lander Holdings, Inc. – Audited Consolidated Financial Statements for the period from March 1, 2003 to May 31, 2003.

TABLE OF CONTENTS

PAGE

1. Financial Statements

Report of Independent Registered Public Accounting Firm - BDO Seidman, LLP	F-2

Report of Independent Registered Public Accounting Firm - BDO Seidman, LLP	F-3

Report of Independent Registered Public Accounting Firm - KPMG LLP	F-4

Consolidated/Combined Balance Sheets as of February 28, 2006 and February 28, 2005	F-5

Consolidated/Combined Statements of Operations for the years ended February 28, 2006 and February 28, 2005 and for the period from April 25, 2003 (inception) to February 29, 2004	F-6

Consolidated/Combined Statement of Shareholders’ Equity/Members’ Deficit for the years ended February 28, 2006 and 2005 and for the period from April 25, 2003 (inception) to February 29, 2004	F-7

Consolidated/Combined Statements of Cash Flow for the years ended February 28, 2006 and 2005 and for the period from April 25, 2003 (inception) to February 29, 2004	F-8

Notes to Consolidated/Combined Financial Statements	F-9

2. Schedule

II. Valuation and Qualifying Accounts for the years ended February 28, 2006 and 2005	S-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ascendia Brands, Inc.

Hamilton, New Jersey

We have audited the accompanying consolidated balance sheet of Ascendia Brands, Inc. and subsidiaries (the “Company”) as of February 28, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascendia Brands, Inc. and subsidiaries at February 28, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

July 5, 2006, except for Note 6(b), which is as of August 3, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ascendia Brands, Inc.

Hamilton, New Jersey

We have audited the accompanying combined balance sheet of Ascendia Brands, Inc. and subsidiaries (formerly Cenuco, Inc. and previously Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC) as of February 28, 2005 and the related combined statements of operations, members’ deficit, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Ascendia Brands, Inc. and subsidiaries (formerly Cenuco, Inc. and previously Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC) at February 28, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

August 12, 2005, except for Note 12(b), which is as of November 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Hermes Acquisition Company I LLC:

We have audited the accompanying combined statements of operations, members’ deficit, and cash flows of Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC (collectively d.b.a. Lander, the Company) for the period from April 25, 2003 (inception) to February 29, 2004. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC for the period from April 25, 2003 (inception) to February 29, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, PA

January 21, 2005

Ascendia Brands, Inc. and Subsidiaries

Consolidated/ Combined Balance Sheets

	February 28, 2006	February 28, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,876,294	$31,763
Trade receivables, net of allowances
of $527,604 at February 28, 2006
and $547,306 at February 28, 2005	6,470,937	8,002,867
Miscellaneous receivables	1,692,721	93,964
Note receivable, current portion	94,858	—
Inventories	16,269,374	8,725,952
Prepaid expenses and other	678,896	470,653

Total current assets	27,083,080	17,325,199

Property, plant and equipment, net	6,502,441	6,017,533
Goodwill	14,553,680	—
Intangibles, net	53,202,854	—
Note receivable, less current portion	339,581	—
Other assets, net	1,264,540	692,817

Total assets	$102,946,176	$24,035,549

LIABILITIES AND STOCKHOLDERS’ EQUITY / MEMBERS’ (DEFICIT)
Current Liabilities:
Accounts payable	$9,023,858	$10,541,956
Accrued expenses	2,851,928	2,547,521
Accrued interest	1,202,488	297,964
Current portion of long-term debt	31,749	8,929,540
Total current liabilities	13,110,023	22,316,981
Long-term debt, less current portion	80,000,000	6,875,296
Long-term pension obligation	967,386	673,328
Total liabilities	94,077,409	29,865,605

Stockholders’ equity / members’ (deficit):
Convertible preferred stock, par value $.001 per share;
Authorized 1,000,000 shares; issued and outstanding 2,553.6746 shares
at February 28, 2006; no shares issued and outstanding at February 28, 2005	3	—
Common stock, par value $.001 per share;
Authorized 25,000,000 shares; issued and outstanding 13,882,056 shares
at February 28, 2006; no shares issued and outstanding at February 28, 2005	13,882	—
Additional paid in capital	37,907,100
Accumulated deficit	(28,378,422)	—
Members’ contributed capital	—	2,000
Accumulated members’ deficit	—	(5,707,597)
Accumulated other comprehensive loss	(673,796)	(124,459)
Total stockholders’ equity / members’ (deficit)	8,868,767	(5,830,056)

Total liabilities and stockholders’ equity / members’ (deficit)	$102,946,176	$24,035,549

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated/ Combined Statements of Operations

			For the period
			From April 25, 2003
	For the year ended		(inception) to
	February 28, 2006	February 28, 2005	February 29, 2004

Net sales	$79,562,219	$69,860,802	$55,046,015
Cost of sales	74,258,510	62,369,597	48,243,281

Gross Profit	5,303,709	7,491,205	6,802,734

Operating expenses:
Selling and marketing	4,436,647	3,867,105	3,084,479
General and administrative	12,171,703	6,380,096	4,913,210
Goodwill impairment	16,421,000	—	—

Loss from operations	(27,725,641)	(2,755,996)	(1,194,955)

Other income, net	3,137,691	206,097	211,335
Interest expense, net	(5,624,466)	(1,438,863)	(735,215)
Total other/interest expense	(2,486,775)	(1,232,766)	(523,880)

Loss before income taxes	(30,212,416)	(3,988,762)	(1,718,835)

Income taxes	—	—	—

Net loss	$(30,212,416)	$(3,988,762)	$(1,718,835)

Basic and diluted loss
per common share	$(2.06)	N/A	N/A
Basic and diluted loss per
preferred share	$(718)	N/A	N/A

Shares used in computing loss per share:
Basic and diluted – common	13,795,100	N/A	N/A
Basic and diluted – preferred	2,553.7	N/A	N/A

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated/ Combined Statements of Stockholders’/ Members’ Equity (Deficit)

For the year ended February 28, 2006

	Series A Preferred Stock Shares	Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Members' Contributed Capital	Accumulated Members' Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity/ Members' (Deficit)

Balance at April 25, 2003 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-	(1,718,835)	-	(1,718,835)
Foreign currency translation	-	-	-	-	-	-	-	-	(98,105)	(98,105)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(1,816,940)
Equity contribution	-	-	-	-	-	-	2,000	-	-	2,000
Balance at February 29, 2004	-	-	-	-	-	-	2,000	(1,718,835)	(98,105)	(1,814,940)

Net loss	-	-	-	-	-	-	-	(3,988,762)	-	(3,988,762)
Foreign currency translation	-	-	-	-	-	-	-	-	(26,354)	(26,354)
Total comprehensive loss										(4,015,116)
Balance at February 28, 2005	-	-	-	-	-	-	2,000	(5,707,597)	(124,459)	(5,830,056)

Foreign currency translation	-	-	-	-	-	-	-	-	(202,170)	(202,170)
Minimum pension liability, net of tax	-	-	-	-	-	-	-	-	(347,167)	(347,167)
Net loss to date of recapitalization and Merger	-	-	-	-	-	-	-	(1,833,994)	-	(1,833,994)
Net loss subsequent to Merger	-	-	-	-	-	(28,378,422)	-	-	-	(28,378,422)
Total comprehensive loss:	-	-	-	-	-	-	-	-	-	(30,761,753)
Conversion from LLC to Corporation	2,553.7	3	-	-	(7,541,591)	-	-	7,541,591	-	3
Exercise of warrants	-	-	131,500	131	131,369	-	-	-	-	131,500
Reverse acquisition of Cenuco, Inc.	-	-	13,750,556	13,751	45,317,322	-	(2,000)	-	-	45,329,073

Balance at February 28, 2006	2,553.7	$3	13,882,056	$13,882	$37,907,100	$(28,378,422)	$-	$-	$(673,796)	$8,868,767

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated/ Combined Statements of Cash Flows

			For the period
			From April 25, 2003
	For the year ended		(inception) to
	February 28, 2006	February 28, 2005	February 29,2004
Cash flows from operating activities:
Net loss	$(30,212,416)	$(3,988,762)	$(1,718,835)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,076,956	983,807	652,942
Goodwill impairment	16,421,000	—	—
Provision for bad debts	244,295	252,470	438,000
Amortization of deferred financing costs	1,950,507	166,246	93,825
Gain on settlement of Seller’s Note	(2,500,000)	—	—
Changes in operating assets and liabilities:
Trade receivables	1,350,987	231,980	(2,967,982)
Inventories	(7,521,783)	(158,372)	1,503,944
Prepaid expenses and other	(1,604,056)	409,097	(403,194)
Other assets	71,058	(431,837)	—
Accounts payable	(1,571,781)	2,782,720	3,069,223
Accrued expenses	958,316	812,652	(1,065,972)
Long-term pension obligations	(53,109)	300	(53,698)
Net cash (used in) provided by operating activities	(19,390,026)	1,060,301	(451,747)
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	6,002,887	—	—
Proceeds from note receivable	93,285	—	—
Acquisitions, net of cash acquired	—	—	(11,091,456)
Purchase of property, plant and equipment	(1,361,252)	(481,157)	(4,103,373)
Disposal of fixed assets	26,097	—	—
Purchase of intellectual property	(47,270,343)	(422,837)	—
Net cash used in investing activities	(42,509,326)	(903,994)	(15,194,829)
Cash flows from financing activities
Bridge loan proceeds	80,000,000	—	—
Net (repayments) borrowings of short-term debt/ revolver	(5,698,935)	729,158	7,469,777
Proceeds from machinery and equipment term loans	—	—	1,467,000
Proceeds from real estate term loans	—	—	2,450,000
Proceeds from subordinated note	—	—	4,500,000
Financing costs	(2,912,360)	(93,750)	—
Repayments of long-term debt	(7,520,743)	(676,853)	(240,374)
Repayments of capital lease	(53,409)	(58,572)
Equity contribution	—	—	2,000
Proceeds from exercise of warrants	131,500	—	—
Net cash provided by (used in) financing activities	63,946,053	(100,017)	15,648,403
Effect of exchange rates on cash	(202,170)	(26,354)	—
Net increase in cash and cash equivalents	1,844,531	29,936	1,827
Cash and cash equivalents at the beginning of period	31,763	1,827	—
Cash and cash equivalents at the end of period	$1,876,294	$31,763	$1,827

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,816,311	$984,973	$661,927
Assets acquired under capital leases	—	—	144,860
Reverse acquisition, excluding cash acquired (Note 1):
Fair value of tangible assets acquired	1,199,715	—	—
Goodwill and identifiable intangible assets acquired	38,974,680	—	—
Liabilities assumed	(473,590)	—	—
Net assets acquired	$39,700,805	—	—

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. (formerly Cenuco, Inc.) and Subsidiaries

Notes to Consolidated/ Combined Financial Statements February 28, 2006

NOTE 1 -- DESCRIPTON OF BUSINESS AND REORGANIZATION

Introduction

Ascendia Brands, Inc. (“Ascendia”, or the “Company”, the “Registrant”, “we” or “us”) manufactures and markets a portfolio of nationally and internationally known branded products in the health and beauty care categories. The brand portfolio includes Baby Magic, Binaca, Mr. Bubble, Lander, Lander essentials, Ogilvie, Tek, Dorothy Gray and Tussy, competing in the Bath Products, Baby Toiletries, Deodorant/Antiperspirant, Home Permanent Treatment, Mouthwash, Portable Breath Sprays and Drops, Manual Toothbrush, and Skin Care segments within the personal care products category. Ascendia sells its brands through a variety of channels, concentrating primarily on the mass merchandiser, drug, grocery and dollar store outlets. The Company also develops and markets wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform.

Corporate Structure

On May 9, 2006 the Company (previously known as Cenuco, Inc.) changed its name to Ascendia Brands, Inc. The chart below depicts the current structure of the Ascendia group and the discussion that follows summarizes the functions and role of each company in the group.

Ascendia Brands, Inc. (“Ascendia”, the “Company” or the “Registrant”). The Company is a holding company, organized under Delaware law, with its principal office in Hamilton, New Jersey. It owns directly the stock of Hermes Acquisition Company I LLC and Cenuco, Inc.

Hermes Acquisition Company I LLC (“HACI”). Hermes is a Delaware limited liability company that acts as the holding company for the Company’s health and beauty care division.

Ascendia Brands Co., Inc. (“Ascendia Brands”). Ascendia Brands is a New Jersey corporation with its executive offices in Hamilton, New Jersey. As of May 1, 2006, Ascendia Brands assumed the manufacturing and distribution operations formerly conducted through Lander Co., Inc. As the successor to Lander Co., Inc., Ascendia Brands manufactures and sells branded health and beauty care products in the value and premium value categories, through mass market retailers (such as Wal-Mart and K-Mart), “dollar” stores, supermarkets and pharmacies. Ascendia’s brands include Baby Magic, Binaca, Mr. Bubble, Lander, Lander essentials, Ogilvie, Tek, Dentax, Dorothy Gray and Tussy. Ascendia Brands operates a manufacturing plant in Binghamton, New York, which is leased from a related party, Ascendia Real Estate LLC.

Lander Co., Inc. (“Lander”). Lander is a Delaware corporation with its executive offices in Wilmington, Delaware. During the period ended February 28, 2006, Lander was the principal operating company in Ascendia’s health and beauty care division. Following the transition of manufacturing and distribution activities to Ascendia Brands, Lander acts as an intellectual property holding company for trademarks and other intellectual property associated with the Lander brands.

Lander Co. Canada Ltd (“Lander Canada”). Lander Canada, a Canadian limited company, is the Canadian manufacturing and distribution arm of Ascendia. Lander Canada operates a manufacturing facility in Toronto, Ontario, which it leases from a third party.

Ascendia Real Estate LLC (f/k/a Hermes Real Estate I LLC) (“Ascendia Real Estate”). Ascendia Real Estate, a New York limited liability company, is a real estate holding company. Its sole asset is the Binghamton plant, which it leases to Ascendia Brands.

Lander Intangibles Corporation (“Lander Intangibles”). Lander Intangibles is a Delaware corporation with its executive offices in Wilmington, Delaware. Lander Intangibles is as an intellectual property holding company that was formed to acquire and hold certain of the intellectual property that the Company purchased from Playtex Products Inc. and its affiliates (“Playtex”) on November 16, 2005.

Cenuco, Inc. (“Cenuco Wireless”). Cenuco Wireless is a Florida corporation that is wholly-owned by the Company. Cenuco Wireless develops and markets wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform.

THE MERGER

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc., a public company, “ICU”) merged (the “Merger”) with HACI.

The Merger was completed through the issuance of 2,553.7 shares of Cenuco, Inc.’s Series A Junior Participating Preferred Stock (representing 65 percent of the aggregate outstanding voting power of Cenuco capital stock) in exchange for all the outstanding membership units of HACI. As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander, Ascendia Real Estate, and Lander Canada, became wholly owned subsidiaries of Cenuco.

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco, Inc. by HACI for a purchase price equivalent to the total market value of Cenuco, Inc.’s stock outstanding prior to the Merger, plus the fair value of the options that automatically vested on the date of the Merger (approximately $45.7 million in the aggregate). Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of the Company, Inc. prior to the date of the Merger reflect the financial position and results of operations of HACI and Ascendia Real Estate, with the results of operations of Cenuco, Inc. being included commencing on May 20, 2005. Effective with the completion of the Merger, Cenuco, Inc. changed its fiscal year end to be the last day of February, consistent with HACI’s prior fiscal year.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, as revised in the fourth quarter, to be as follows:

Cash and cash equivalents	$6,002,887
Other current assets	496,526
Total current assets	6,499,413
Property, plant, and equipment	111,382
Goodwill	30,974,680
Intangibles - acquired software technology	8,000,000
Other Assets	591,807

Total assets acquired	46,177,282

Total liabilities assumed	(473,590)

Estimated fair value of net assets acquired	$45,703,692

The initial estimated allocation of the purchase price equivalent was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that an allocation of value to these intangible assets was not appropriate and, with the input of a third party valuation expert, identified the above noted core software technology intangible asset and estimated the related value to be $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. Goodwill of $30,974,680 related to the acquisition was assigned entirely to the WAD operating division. This goodwill is not deductible for income tax purposes. The difference in the amortization of the core software technology intangible asset since May 20, 2005 (based on a 5 year expected life) and the corresponding amount for the originally identified customer lists and brand name intangible assets amounted to $ 913,546. This amount has been reflected in the results of operations for the year ended February 28, 2006.

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $16.4 million being recorded in the statement of operations.

ACQUISITION FOLLOWING FORMATION

HACI was formed to acquire the business activities of Lander and Lander Canada. Effective May 31, 2003, HACI purchased certain assets and assumed certain liabilities associated with the Lander business operations and acquired 100 percent of the outstanding stock of Lander Canada for an aggregate purchase price of $11,091,456, including acquisition costs of $1,160,456. In addition, HREI purchased the Lander production plant located in Binghamton, New York for a purchase price of $3,304,864, including acquisition costs of $254,864, on October 15, 2003. Property, plant and equipment was recorded at fair value reduced by the excess of fair value of net assets acquired over the purchase price of $1,095,813. In accounting for these acquisitions, the Company followed the provisions of SFAS 141. This Statement requires the purchase method of accounting be used for all business combinations and provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. On March 1, 2005, HREI became a wholly owned subsidiary of HACI. Prior thereto, HACI and Ascendia Real Estate (then know as Hermes Real Estate I) were under common control.

The Company is subject to various risks, including, but not limited to, (i) the ability to obtain adequate financing to fund operations, (ii) a limited operating history, (iii) reliance on certain markets, and (iv) reliance on key personnel.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying financial statements of Ascendia as of and for the years ended February 28, 2006 and February 28, 2005 and for the period (inception) April 25, 2003 to February 29, 2004 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

A summary of the Ascendia’s significant accounting policies follows:

Basis of Consolidation: As of February 28, 2006 and for the period from the date of the Merger to February 28, 2006, the statements are prepared on a consolidated basis. For the period from March 1, 2005 to May 19, 2005, and as of and for the year ended February 28, 2005 and for the period from April 25, 2003 (inception) to February 29, 2004, the statements are prepared on a combined basis. The accompanying consolidated financial statements include the accounts of Ascendia Brands, Inc. and subsidiaries. All intercompany accounts have been eliminated in consolidation.

Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Accounts Receivable: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase our operating costs.

Miscellaneous Receivables: In the normal course of business, the Company generates minor non-trade receivables. As of February 28, 2006, the balance was $1.7 million, which included a miscellaneous receivable of $1.4 million from Playtex with respect to the transition services agreement associated with the Playtex asset acquisition (see Note 3).

Inventories: Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials used to manufacture the Company’s health, beauty and oral care products, as well as, finished goods that consist of the Company’s product lines sold to its customers. The Company writes down inventory for estimated excess and discontinued products equal to the difference between cost and estimated market value based upon assumptions about future demand and market conditions. Excess and discontinued product inventory could arise due to numerous factors, including but not limited to, the competitive nature of the market and product demand by consumers. If market conditions are less favorable than those anticipated by management, additional write-downs may be required, including provisions to reduce inventory to net realizable value.

Note Receivable: On September 30, 2004, Cenuco Wireless sold substantially all of its assets of the then existing education subsidiary for a net price of $800,000. At closing Cenuco Wireless received $300,000 in cash and a note receivable for $500,000. At February 28, 2006 the note receivable had a balance of approximately $400,000.

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

Impairment of Long-Lived Assets: Accounting for the impairment of long-lived assets, including property, plant and equipment, requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, the accounting principles require that such assets be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the assets’ future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset.

Goodwill and Indefinite Lived Intangibles

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $30,974,680. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16,924,477 being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $16,421,000 being recorded in the statement of operations.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, the Company recorded intangible assets of $8,000,000, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $1,249,315 for the year ended February 28, 2006. There was no amortization expense on these intangible assets in prior years.

For the Playtex asset acquisition on November 16, 2005, an allocation of the purchase price resulted in $30,393,673 being allocated to customer relationships. The estimated useful lives are 10 years, to be amortized on a straight-line basis. The amortization expense recorded for the year ended February 28, 2006 was $866,012.

Management’s review of amortizable intangible assets concluded that there is no impairment at February 28, 2006.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the fiscal year ended February 28, 2006 are as follows:

Beginning balance	$—
Goodwill as a result of the Merger	30,974,680
Goodwill impairment	(16,421,000)
Ending Balance	$14,553,680

In the fourth quarter of fiscal 2006, the Company completed its impairment tests of goodwill and concluded an impairment of $16,421,000 was necessary.

Balances of acquired intangible assets, excluding goodwill are as follows:

	Purchased Technology	Formulae And Tradenames	Customer Relationships	Total
Intangible assets as of February 28, 2006:
Original cost	$8,000,000	$16,924,477	$30,393,673	$55,318,150
Accumulated amortization	(1,249,315)	—	(866,012)	(2,115,327)
Carrying value	$6,750,685	$16,924,477	$29,527,661	$53,202,823

Weighted average original life (in years)	5	indefinite	10

Amortization expense for fiscal year 2006 is $2,115,327.

Estimated aggregate amortization expense based on the current carrying value of intangible assets is as follows:

Fiscal Year	Amount
2007	$4,639,367
2008	4,639,367
2009	4,639,367
2010	4,639,367
2011	3,390,052
thereafter	14,330,826
$36,278,346

Other Assets, Net: Other assets, net consist of deferred financing costs of approximately $1.3 million related to the Bridge Loan (see Note 3) with an initial term of six months as well as other deferred financing costs from prior years. The deferred financing costs are being amortized on a straight-line basis over the respective terms of the related financing arrangements, including the originally anticipated six-month term of the Bridge Loan ending May 15, 2006. Amortization expense related to deferred financing costs was $1,950,507 and $166,246, respectively, for the years ended February 28, 2006 and 2005 and $93,825 for the period (inception) from April 25, 2003 to February 29, 2004.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying balance sheets for accounts receivable, accounts payable, accrued expenses and financing debt approximate fair value due to the short-term nature of these accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.

Revenue Recognition: For the Health & Beauty Care division, revenue from product sales is recognized when the related goods are shipped, all significant obligations of the Company have been satisfied, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured or probable.

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

Cooperative Advertising: Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Task Force 01-09, “Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products” in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $160,000, $186,000 and $139,000, respectively for fiscal 2006 and 2005 and for the period from April 25, 2003 (inception) to February 29, 2004.

Foreign Currency Translation: In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements are measured using local currency as the functional currency. Assets and liabilities of Lander Canada have been translated into U.S. dollars at the fiscal period-end exchange rates. Revenues and expenses have been translated at average exchange rates for the related period. Net translation gains and losses are reflected as a separate component of stockholders’ equity until there is a sale or liquidation of the underlying foreign investment.

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

Concentration of Credit Risk: Ascendia provides credit to its customers in the normal course of business and does not require collateral. To reduce credit risk, Ascendia performs ongoing credit evaluations of its customers.

Five trade customers comprised 47 percent of Ascendia’s net sales, (with the top two customers comprising approximately 32 percent and 7 percent respectively) for the year ended February 28, 2006. At February 28, 2006 the same five trade customers represented 54 percent of receivables, with one customer comprising 39 percent.

Five trade customers comprised 46 percent of Ascendia’s net sales, (with the top two customers comprising approximately 25 percent and 13 percent respectively) for the year ended February 28, 2005. At February 28, 2005 the same five trade customers represented 52 percent of receivables, with one customer comprising 33 percent and the other four at less than 10 percent each.

Five trade customers comprised 58% of the Company’s net sales, with two customers comprising more than 10%, for the period from April 25, 2003 (inception) to February 29, 2004.

Income Taxes: Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As a limited liability company prior to the Merger, the Company elected to be treated as a corporation for income tax purposes.

In accessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at February 28, 2006 and February 28, 2005 has been recorded by management due to the uncertainty that future income will be generated and the related deferred tax assets realized.

Earnings per share: Emerging Issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”) provides guidance in determining when the two-class method, as defined in SFAS128, Earnings per Share, must be utilized in calculating earnings per share by a Company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Under the two-class method earnings are allocated to common stock and participating securities to the extent that each security may share in such earnings and as if such earnings for the period had been distributed. Under the two-class method losses are allocated to participating securities to the extent that such security is obligated to fund the losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. In accordance with EITF 03-6, basic earnings per share for the Company’s common stock and Series A Junior Participating Preferred Stock (“Series A Preferred”) would be calculated by dividing net income allocated to common stock and Series A Preferred by the weighted average number of shares of common stock and Series A Preferred outstanding, respectively. Diluted earnings per share for the Company’s common stock would be calculated similarly, except that the calculation includes the effect, if dilutive, of the assumed exercise of stock options issuable under the Company’s stock-based employee compensation plan and the assumption of the conversion of all of the Company’s Series A Preferred stock to common stock. Basic and diluted loss per share for the Company’s common stock is calculated by dividing the net loss for the period during which such shares were outstanding by the weighted average number of shares outstanding. No losses are allocated to the Series A Preferred for the period during which the Company’s common stock is outstanding since the holders of the Series A Preferred are not obligated to share in the Company’s losses as described above.

NOTE 3 -- PLAYTEX ASSET ACQUISITON AND RELATED BRIDGE LOAN

On November 16, 2005, Lander and Lander Intangibles acquired certain brands and brand-related assets from Playtex. The acquired brands included Baby Magic, Binaca, Mr. Bubble,Ogilvie, Tek, Dorothy Gray, and Tussy. At the closing, Lander and Lander Intangibles paid a total cash purchase price of $59.1 million, including $2.1 million of costs related to acquisition. The $57.0 million purchase price paid to Playtex was subject to certain post closing adjustments dependent upon the amount of product inventory delivered to Lander at the closing. In December 2005, this adjustment was determined to result in a purchase price reduction of approximately $1.3 million (bringing the total to $57.8 million, including acquisition costs). In accordance with SFAS 142, the Company allocated the total purchase price to the assets acquired based on relative fair value. The allocation is as follows:

Inventory	$9,600,000
Property, Plant and Equipment	900,000
Brand Names and Product Formulae	16,924,477
Customer Relationships	30,393,673

Total Purchase Price	$57,818,150

In order to finance the acquisition of the brands from Playtex ($57.8 million), fund financing fees ($2.8 million), repay certain existing indebtedness of the Company and its subsidiaries including the Seller Note and the Financing Arrangement referred to below under Long-Term Debt (approximately $13.8 million in total) and provide working capital for the operations of Lander (approximately $5.6 million), on November 15, 2005, Cenuco, Lander, HACI and Lander Intangibles (collectively, the “Borrowers”), entered into an $80.0 million Bridge Loan Term Agreement (the “Bridge Loan”) with Prencen, LLC (“Prencen”) and Highgate House Funds Ltd. (“Highgate”), as lenders, and Prencen, as agent for the lenders.

For the first 90 days following closing, the Bridge Loan bore interest at an annual rate of 5.5 percent above the three-month LIBOR (set 2 days in advance on November 14, 2005 at 4.34 percent). The interest rate margin over LIBOR increased by 5 percent per annum at the end of that 90-day period to 10.5 percent. Also at the end of the 90-day period the three-month LIBOR was reset on February 12, 2006 for the next 90 days (February 15, 2006 to May 15, 2006). The reset three-month LIBOR rate of 4.74 percent plus the increased interest rate margin of 10.5 percent generated an interest rate on the Bridge Loan of 15.24 percent for the period February 15, 2006 to May 15, 2006. Upon the occurrence and during the continuance of an event of default, the annual rate of interest will increase by 5.5 percent over the rate of interest otherwise in effect. Interest accrues monthly, in arrears.

The Bridge Loan was originally due and payable on May 15, 2006. The Bridge Loan term was extended to coincide with the closing of the Second and Restated Securities Purchase Agreement described in Note 6, with interest accrued and paid at closing. The Bridge Loan principal was refinanced with the long-term financing described in Note 6 and, accordingly, has been classified as long-term as of February 28, 2006. The borrowings under the Bridge Loan are secured by a first priority lien against all assets of the Borrowers and HREI, and by a pledge of the shares in Ascendia owned by two shareholders.

NOTE 4 -- INVENTORIES

Inventory consists of the following:

	FEBRUARY 28,	FEBRUARY 28,
	2006	2005
Raw materials	$3,707,920	$2,900,803
Finished goods	12,561,454	5,825,149

	$16,269,374	$8,725,952

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	FEBRUARY 28,	FEBRUARY 28,
	2006	2005
Land	$660,000	$660,000
Computer equipment and software	1,093,049	890,020
Furniture and fixtures	252,916	252,717
Building	2,644,864	2,644,864
Machinery and equipment	3,952,652	2,961,469
Dies and molds	87,397	75,731
Leasehold improvements	138,749	118,571
Construction in progress	279,742	77,959

	9,109,369	7,681,331

Less accumulated depreciation and amortization	(2,606,928)	(1,663,798)

	$6,502,441	$6,017,533

Depreciation and amortization expense related to property, plant and equipment was $961,630 and $983,807, respectively for the years ended February 28, 2006 and 2005 and $652,942 for the period from April 25, 2003 (inception) to February 29, 2004.

As of February 28, 2006 and February 28, 2005, machinery and equipment includes assets under capital leases totaling $153,559. Accumulated amortization on the capital leases was $39,669 and $24,314 as of February 28, 2006 and February 28, 2005, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the years ended February 28, 2006 and February 28, 2005 and for the period April 25, 2003 (inception) to February 29, 2004.

As of February 28, 2006 and February 28, 2005, $487,537 and $36,091, respectively was required to complete construction in progress. The Company does not capitalize interest.

NOTE 6 -- LONG-TERM DEBT

(a) On October 1, 2005, Ascendia (the parent of HACI following the merger (see Note 1), entered into agreements with Prencen and Highgate (both of which are also lenders under the Bridge Loan described in Note 3) for the provision of long-term debt and equity financing (the “Debt/Equity Financing”) to repay the Bridge Loan. The terms of these agreements were amended on November 15, 2005, concurrently with the closing of the Bridge Loan. Prior to its maturity, the parties agreed to an extension of the Bridge Loan pending the completion of discussions on further modifications to the Debt/Equity Financing. The parties also agreed to defer the payment of certain interest under the Bridge Loan pending its maturity. On June 30, 2006, Ascendia (i) agreed with Prencen and Highgate to amend and re-state the Debt/Equity Financing and (ii) in connection with such restatement, entered into a Second and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prencen and Prencen Lending, LLC (“Prencen Lending”), which closed on August 3, 2006, as described below, the obligations to Highgate having been acquired by Prencen Lending.

(b) Under the Securities Purchase Agreement, the Company sold Prentice senior convertible notes (the “Notes”) in the principal amount of $91.0 million (and warrants described below) in exchange for the settlement of obligations under the Bridge Loan ($80.0 million) and $11.0 million in funding which was used to pay accrued interest on the Bridge Loan ($4.1 million), fees associated with the refinancing ($4.2 million) and produce net cash proceeds to the Company of approximately $2.7 million.

The Notes have a term of 10 years (subject to the put and call rights described below) and bear interest at the rate of 9 percent per annum, provided that during the first six months of the term, Ascendia will have the option to accrue and capitalize interest. In the event of Ascendia making an acquisition in the consumer products area that shall in form and substance be satisfactory to a majority of the holders of the Notes (an Approved Acquisiton), it may elect to defer and capitalize interest for the balance of the term of the Notes. In addition, upon the consummation of such an Approved Acquisition, Ascendia may redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15 percent.

Any portion of the balance due under the Notes is convertible at any time, at the option of the holders(s), into the common stock of Ascendia at a price of $1.75 per share (subject to certain ant-dilution adjustments), provided that the holders may not convert any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99 percent of the aggregate number of shares of common stock of Ascendia outstanding following such conversion. Given the nature of the conversion feature and the penalties involved for untimely registration of the related underlying shares of common stock (see below), the conversion option on the Notes may be separated under EITF 00-19 and recorded as a liability at its fair value, with an offsetting debt discount that would be amortized to interest expense under the effective interest method. Such liability, if recorded, would be adjusted to market value at each subsequent reporting date with the differential in value between reporting dates recorded as a component of interest expense in the related period. While management has not yet determined if a liability should be recorded for such conversion option, the impact of such accounting on subsequent interest expense could be material to future results of operations. If the provisions of EITF 00-19 are not applicable, the Company would follow the provisions of EITF 98-5 and 00-27, the result of which could also have a material impact on future interest expense and future reported results of operations.

At any time after the fifth anniversary of the issuance of the Notes, Ascendia may redeem or any holder may require the Company to redeem all or any portion of the balance outstanding under the Notes at a premium of 5 percent. Such 5 percent premium will be accreted to the recorded liability for the Notes over the first five years and be charged to interest expense under the effective interest method. In the event of t default or a change in control of Ascendia, the holders of the Notes may require the Company to redeem the Notes at a premium of 25 percent.

As part of the Registration Rights Agreement, the Company is required to file a Registration Statement to register the shares of common stock issuable upon the conversion of the Notes, the exercise of warrants described below, and other shares. Failure to file such Registration Statement by October 2, 2006 or have it declared effective by January 30, 2007, would constitute an event of default under the Notes. In the event of such a default, the holders of the Notes are entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30 day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that holders of the Notes request conversion of all or a portion of their Notes, or the holders of the warrants described below present such warrants for exercise, and the Company is unable to timely deliver the related shares, the holders of such Notes or warrants will be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery is not provided.

The Notes rank as senior secured debt of Ascendia, provided however that the Notes are subordinated to the new revolving credit facility of up to $13.0 million secured by inventory and accounts receivable (described below). The Notes are also subordinated to indebtedness incurred in connection with an Approved Acquisition, in an amount up to $250 million.

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, Ascendia also issued certain warrants (the Series A warrants) entitling Prencen to purchase 3.053.358 shares of its common stock at an exercise price of $2.10. In addition, Ascendia commited to the issuance of certain warrants (the Series B warrants) entitling Prencen to purchase shares of its common stock under terms that are contingent upon the balance outstanding on the Notes at the earlier to occur of an Approved Acquisition or October 31, 2006. If the balance outstanding under the Notes on such date is greater or less than $61.0 million, Ascendia is required to issue to Prencen up to 3 million Series B warrants, at exercise prices ranging from $1.15 to $1.95. In the event the balance outstanding under the Notes is $61.0 million, no Series B warrants will be issued. The fair market value of the Series A and B warrants, when estimated, may be recorded separately as a liability at the date of issuance with an offsetting debt discount that would be amortized to interest expense under the effective interest method. Subsequent adjustments to the market value of the liability at each reporting date thereafter would be recorded as a component of interest expense in the period of such change.

Upon closing of the Long-Term Financing, Ascendia paid Prentice Capital Management, LP, an affiliate of Prencen and Prencen Lending, a closing fee of $3,667,500 and reimbursed Prencen Lending for certain disbursements related to the transaction. In addition, Ascendia paid fees and expenses of $5,525,171 to Stanford Group Company (“Stanford”). At closing, Ascendia issued to Stanford warrants for the purchase of its common stock as follows: (i) 137,615 warrants at an exercise price of $3.76 per share, and (ii) 552,632 warrants at an exercise price of $4.37 per share. Such cash costs and the value of the warrants issued to Stanford will be treated as a cost of the related financing and be amortized to interest expense under the effective interest method.

Revolver

On August 3, 2006, the Company closed on a revolving line of credit with a major financial institution for a $13.0 million three year facility. This facility will be used to fund approximately $1.8 million of the above noted cash costs associated with the Long-Term Financing and approximately $3.6 was used to redeem certain shares of the Company’s Series A Preferred Stock from MarNan LLC and Dana Holdings LLC (see Note 13), with the remainder availability to be used in the future for working capital and general corporate purposes. The facility is secured with the Company’s United States accounts receivable and inventory.

The Revolver contains the following key provisions:

•

Line of credit – A revolving line of credit providing for revolving advances up to the lesser of (a) $13,000,000 or (b) the sum of (herein the “Borrowing Base”): (i) eighty-five percent of eligible domestic (US) accounts receivable, subject to dilution of 5%, plus (ii) eighty-five percent (85%) of the net orderly liquidation value as a percentage of cost of eligible US finished goods and raw materials inventory. The total inventory sublimit will not exceed $8,000,000. The Agreement requires excess availability of $2,000,000 at closing and a permanent availability block against the Borrowing Base of $750,000.

•

Interest rate – Interest will be computed and payable monthly on all outstanding revolving loans at a rate equivalent to the Chase Bank Rate per annum or, at the Company’s option, Libor plus two and one quarter percent (2¼%).

•

Fees – A loan facility fee of $100,000 earned at closing and payable: $25,000 upon signing of commitment letter, $25,000 payable at closing and $50,000 payable six (6) months from closing. A collateral management fee of $30,000 per year, earned at closing and on each Anniversary Date, payable monthly.

•

Termination fee – A termination fee is charged of 1% of total facility if terminated prior to first Anniversary Date, three quarters percent (¾%) if terminated prior to second Anniversary Date, and one half percent (½%) if terminated anytime thereafter prior to an Anniversary Date.

Long-term debt consists of the following:

	FEBRUARY 28,	FEBRUARY 28,
	2006	2005
Bridge Loan	$80,000,000	$0
Revolving line of credit loans	0	8,198,935
Machinery and equipment loans	0	1,039,125
Real estate term loans	0	1,981,618
Subordinated notes	0	4,500,000
Capital leases	31,749	85,158
	80,031,749	15,804,836
Less current portion	31,749	8,929,540

	$80,000,000	$6,875,296

In connection with the acquisitions that occurred in 2003 (see Note 1), HACI/HREI obtained long-term financing commitments (Financing Arrangement) from a financial institution. As indicated in the table above and discussed further in Note 3, all components of the Financing Arrangement were repaid in November 2005 from the proceeds of the Bridge Loan. The Financing Arrangement was comprised of the following (collectively the Loans):

Revolving line of credit facility of $11,000,000 with a three-year term expiring in June 2006. Annual renewals of the facility were available in one-year increments after the initial term. Available borrowings were determined by a borrowing base calculation using eligible receivables and inventories of Lander and Lander Canada, which were the collateral for this facility. As of February 28, 2005 the unused availability amounted to $567,995. Interest on outstanding balance was payable monthly. For purposes of classifying the outstanding debt in the February 28, 2005 balance sheets the Company had reflected $8,198,935 of borrowings under the revolving line of credit facility as a current liability, since it was subject to collection lock-box arrangements and contains a subjective acceleration clause. On November 16, 2005, the outstanding balance was paid in full with the proceeds from the short-term Bridge Loan and this revolving line of credit was terminated.

Machinery and equipment term loans with initial principal amounts aggregating $1,467,000 had a six-year amortization term expiring in June 2009. Such loans were subject to termination upon the expiration of the revolving line of credit and were collateralized by the machinery and equipment of Lander and Lander Canada. Principal payments aggregating $20,375 plus interest were payable monthly. On November 16, 2005, the outstanding balance of this loan was paid in full with the proceeds from the short-term Bridge Loan.

Real estate term loan with initial principal amount of $2,450,000 had a six-year amortization term expiring in December 2009. Such loan was subject to termination upon the expiration of the revolving line of credit and was collateralized by the Lander production plant located in Binghamton, New York. Principal payments aggregating $36,029 plus interest were payable monthly. On November 16, 2005, the outstanding balance of this loan was paid in full with the proceeds from the short-term Bridge Loan.

Interest on the Loans was at an annual interest rate of a national bank’s prime rate plus 1.25 percent. HACI/Ascendia Real Estate had the option of converting all or a portion of the Loans outstanding to an annual interest rate of the one-, two- or three-month LIBOR rate plus 3.75 percent. The Loans contained financial and non-financial covenants including a limitation of $1,250,000 on capital expenditures during any fiscal year and maintaining on a monthly basis a fixed charges coverage ratio of no less than 1.0 to 1.0. The fixed charge ratio was calculated by dividing earnings before interest, depreciation and amortization less any unfunded capital expenditures and improvements by fixed charges. Fixed charges include interest expense, capital lease obligations, principal payments on indebtedness and payments for income tax obligations.

As part of the Acquisition of the Lander business by HACI, HACI also had long term financing from the seller in the form of a $4,500,000 subordinated note (“Seller Note”) with a three-year term expiring in June 2006. The Seller Note was subordinate to the Financing Agreement. Interest was payable quarterly at an annual interest rate of 10 percent. Annual principal payments of $1,166,667 were required under this Seller Note; however a provision in the Financing Agreement permitted the Company to defer principal payments if it did not meet certain financial targets. As a result of the Company not achieving these financial targets in fiscal years 2004 and 2005, principal payments due in June 2004 and June 2005 had been deferred until June 2006. Additionally, the terms if the Seller Note permitted the deferral of interest payments in the event of non-compliance with certain covenants contained in the Financing Agreement. Accordingly, HACI had not paid any interest accrued on the Seller Note from July 1, 2004. Accrued interest on the Seller Note was $257,773 as of February 28, 2005.

On March 16, 2005, HACI and the seller entered into a Settlement and Release Agreement whereby HACI had the option to pay $2,000,000, plus interest at 10 percent, to satisfy the $4,500,000 principal amount of the Seller Note. In addition, HACI would be required to pay interest accrued on the $4,500,000 Seller Note from July 1, 2004 through March 16, 2005 and interest on the $2,000,000 from March 17, 2005 through the date of payment. Such option was available to HACI up to November 30, 2005. In exchange for this option, HACI, agreed to release the seller from certain indemnity claims arising under the agreement for the purchase of Lander and Lander Canada. On November 16, 2005, $2,000,000 plus accrued interest of $519,201 was paid on the Seller Note. On December 1, 2005, a final interest payment of $640 was made in full payment of the Seller Note. The payments were made from the proceeds of the short-term Bridge Loan. As a result of the repayment and full settlement of the Seller Note, the Company recorded a gain of $2,500,000, which is included in other income on the accompanying statement of operations for the year ended February 28, 2006.

The aggregate maturities of long-term debt are as follows:

FEBRUARY 28, 2006

2007	$31,749
2008	0
2009	0
2010	0
2011	0
2012	80,000,000
$80,031,749

NOTE 7 -- PENSION AND 401(K) PLANS

Pension Plans

The Company has two non-contributory defined benefit pension plans (the “Plans”) that cover substantially all employees in the United States and Canada. It is the Company’s policy to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) each year. On May 1, 2004 the U.S. Plan was frozen and no longer available to new employees for participation.

At February 28, 2006, the U.S. Plan assets consisted of fixed return contracts. The Canadian Plan assets consisted primarily of equities and fixed income instruments. The pension liabilities and their related costs are computed in accordance with the laws of the US and Canada and the appropriate actuarial practices.

Net periodic pension costs of the defined benefit pension plans for the year ended February 28, 2006 were as follows:

	US	Canada	Total
Service costs on benefits earned during the year	$81,908	$208,536	$290,444
Interest cost on projected benefit obligation	100,543	176,581	277,124
Expected return on plan assets	(99,126)	(170,855)	(269,981)
Net periodic pension cost	$83,325	$214,262	$297,587

The present value of benefit obligations and funded status of the Plans as computed by the actuaries as of February 28, 2006 were as follows:

	US	Canada	Total
Projected benefit obligation	$(1,811,228)	$(3,441,049)	$(5,252,277)
Plan assets at fair value	1,584,084	2,736,684	4,320,768
Funded status	(227,144)	(704,365)	(931,509)
Unrecognized net loss	(150,866)	(196,301)	(347,167)
Net pension liability	$(378,010)	$(900,666)	$(1,278,676)

As of February 28, 2006, the accumulated benefit obligation was $1,962,094 for the U.S. Plan and $3,169,280 for the Canadian Plan.

Amounts recognized in the consolidated balance sheet as of February 28, 2006 consist of:

	US	Canada	Total
Current portion of accrued benefit liability, included in accrued expenses	$(103,278)	$(208,012)	$(311,290)
Long term portion of accrued benefit liability, included in other long term liabilities	(274,732)	(692,554)	(967,386)
Net amount recognized	$(378,010)	$(900,666)	$(1,278,676)

Weighted-average assumptions used in developing the projected benefit obligation and net cost as of and for the year ended February 28, 2006 were as follows:

	US	Canada
Discount rate	5.50%	5.00%
Rate of increase in compensation	0.00%	3.00%
Rate of return on plan assets	6.50%	7.00%

The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Plans’ Assets

The weighted-average asset allocation of the U.S. and Canadian pension benefits were as follows:

	February 28, 2006		February 28, 2005
	US	Canada	US	Canada
Equity Securities	0%	75%	0%	75%
Debt securities	100%	22%	100%	22%
Other	0%	3%	0%	3%
Total	100%	100%	100%	100%

The Company’s investment policies and strategies for the pension plans utilize target allocations for the individual asset categories. The Company’s investment goals are to maximize returns subject to specific risk management policies.

Cash Flows

For the U.S. Plan the benefits expected to be paid in each year ending February 28, 2007-2011 are $49,026, $50,720, $56,976, $65,490, and $73,188, respectively. The aggregate benefits expected to be paid in the five years from 2012-2016 are $488,005.

For the Canadian Plan the benefits expected to be paid in each year ending February 28, 2007-2011 are $403,017, $121,356, $75,439, $170,608 and $229,342, respectively. The aggregate benefits to be paid in the five years from 2012-2016 are $1,897,483.

The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at February 28 and include estimated future employee service.

Following is a roll forward of the projected benefit obligation and the plan assets for fiscal 2006:

	US	Canada	Total
Benefit obligation at
February 28, 2005	$1,847,272	$2,942,532	$4,798,804
Service cost	81,908	208,536	290,444
Interest cost	100,543	176,581	277,124
Plan participants’ contributions	—	69,632	69,632
Actuarial (gain) /loss	108,114	166,049	274,163
Other	—	211,504	211,504
Benefits paid	(175,743)	(137,484)	(313,227)
Benefit obligation at
February 28, 2006	$1,962,094	$3,637,350	$5,599,444

Fair value of plan assets at
February 28, 2005	$1,589,586	$2,208,106	$3,797,692
Actual return on plan assets	52,325	221,939	274,264
Employer contributions	117,916	215,777	333,693
Plan participant contributions	—	69,632	69,632
Other	—	158,714	158,714
Benefits paid	(175,743)	(137,484)	(313,227)
Fair value of plan assets at
February 28, 2006	$1,584,084	$2,736,684	$4,320,768

Net periodic pension costs of the defined benefit pension plans for the year ended February 28, 2005 were as follows:

	US	Canada	Total

Service costs on benefits earned during the period	$80,544	$183,379	$263,923
Interest cost on projected benefit obligation	99,262	156,446	255,708
Expected return on plan assets	(99,100)	(147,411)	(246,511)
Net periodic pension cost	$80,706	$192,414	$273,120

The present value of benefit obligations and funded status of the Plans as computed by the actuaries as of February 28, 2005 were as follows:

	US	Canada	Total
Projected benefit obligation	$(1,847,272)	$(2,942,532)	$(4,789,804)
Plan assets at fair value	1,589,586	2,208,106	3,797,692
Funded status	(257,686)	(734,426)	(992,112)
Unrecognized net loss	—	75,882	75,882
Net liability	$(257,686)	$(658,544)	$(916,230)

As of February 28, 2005, the accumulated benefit obligation was $1,847,272 for the U.S. Plan and $2,587,511 for the Canadian Plan. Amounts recognized in the combined balance sheet as of February 28, 2005 consist of:

	US	Canada	Total
Current portion of accrued benefit liability, included in accrued expenses	$(120,000)	$(136,206)	$(256,206)
Long term portion of accrued benefit liability, included in other long term liabilities	$(137,686)	$(535,642)	$(673,328)
Net amount recognized	$(257,686)	$(671,848)	$(929,534)

Weighted-average assumptions used in developing the projected benefit obligation and net cost for the year ended February 28, 2005 were as follows:

	US	Canada
Discount rate	5.75%	5.25%
Rate of increase in compensation	0.00%	3.00%
Rate of return on plan assets	6.50%	7.00%

The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Following is a roll forward of the projected benefit obligation and the plan assets for the year ended February 28, 2005:

	US	Canada	Total
Benefit obligation at
February 28, 2004	$1,822,198	$2,605,331	$4,427,529
Service cost	80,544	183,380	263,924
Interest cost	99,262	156,446	255,708
Plan participants’ contributions	—	68,391	68,391
Actuarial gain and other	(41,221)	201,607	160,386
Benefits paid	(113,511)	(272,623)	(386,134)
Benefit obligation at
February 28, 2005	$1,847,272	$2,942,532	$4,789,804
Fair value of plan assets at
February 28, 2004	$1,506,631	$2,105,121	$3,611,752
Actual return on plan assets	65,379	101,498	166,877
Employer contributions	131,087	205,719	336,806
Plan participants’ contributions	—	68,391	68,391
Benefits paid	(113,511)	(272,623)	(386,134)
Fair value of plan assets at
February 28, 2005	$1,589,586	$2,208,106	$3,797,692

Net periodic pension costs of the defined benefit pension plans covering the period April 25, 2003 (inception) to February 29, 2004 were as follows:

	US	Canada	Total
Service costs on benefits earned during the period	$68,401	$119,071	$187,472
Interest cost on projected benefit obligation	73,719	99,885	173,604
Expected return on plan assets	(70,047)	(84,483)	(152,282)
Net periodic pension cost	$72,073	$134,473	$206,546

Weighted-average assumptions used in developing the projected benefit obligation and net cost for the period from April 25, 2003 (inception) to February 29, 2004 were as follows:

	US	Canada
Discount rate	5.75%	5.75%
Rate of increase in compensation	0.00%	3.00%
Rate of return on plan assets	6.50%	7.00%

401(k) Plan:

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all United States employees. Employees can elect to contribute up to certain maximum percentages of their weekly gross pay. The Company matches are discretionary. The Company had no discretionary matches for the Fiscal years ended February 28, 2005 and 2006 or for the period from April 25, 2003 (inception) to February 28, 2006.

NOTE 8 -- INCOME TAXES

As a result of the net operating loss incurred for the years ended February 28, 2006 and 2005, and for the period from April 25, 2003 (inception) to February 29, 2004, there is no income tax provision in the accompanying financial statements. Due to the uncertainty that future taxable income will be generated during the periods in which the temporary differences underlying the Company’s deferred tax assets become deductible, management has applied a full valuation allowance to the net deferred tax assets at February 28, 2006 and February 28, 2005.

Pre-tax loss (income) for the years ended February 28, 2006 and 2005 and for the period from April 25, 2003 (inception) to February 29, 2004 is as follows:

	2006	2005	4/25/2003 to 2/29/2004
United States	$29,661,664	$3,963,260	$1,815,455
Foreign	550,752	25,502	(96,620)
	$30,212,416	$3,988,762	$1,718,835

The significant components of the Company’s net deferred tax assets at February 28, 2006 and 2005 are as follows:

Deferred tax assets (liabilities):

	February 28, 2006	February 28, 2005
Accounts receivable	$180,000	$170,000
Inventory	240,000	183,000
Fixed asset depreciation and amortization	(305,000)	(212,000)
Cenuco Intangibles	(2,633,000)	—
Accrued expenses and other	530,000	348,000
Net operating loss carry forward	7,755,000	2,164,000
Total deferred tax assets	5,767,000	2,653,000

Valuation allowance	(5,767,000)	(2,653,000)
Net deferred tax assets	$—	$—

The Company has a consolidated net operating loss carry forward of approximately $22,900,000 ($18,900,000 for U.S. income tax purposes) which will begin to expire in 2022. Of this amount, approximately $2,400,000 is subject to certain limitations as a result of the change in control which occurred with the Merger. The Lander Canada net operating loss carry forward of approximately U.S. $1,040,000 will begin to expire in 2011.

A reconciliation summary of the differences between the statutory federal rate and the Company’s effective tax rate for the years ended February 28, 2006 and 2005 and for the period from April 25, 2003 to February 29, 2004 is as follows:

Statutory tax expense (benefit)	(34.00)%
State income taxes, net of federal benefit	(5.00)%
Valuation allowance	39.00%
Effective tax rate	0.00%

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

The Company has various noncancelable operating leases for manufacturing and office facilities. Rent expense was $724,641, $680,640 and $620,328, respectively in fiscal years 2006, 2005 and for the period from April 25, 2003 (inception) to February 29, 2004. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

	CAPITAL	OPERATING
	LEASES	LEASES

2007	$32,730	$888,440
2008	—	742,760
2009	—	620,335
2010	—	620,989
2011	—	524,528
thereafter	—	106,133
Total minimum lease payments	$32,730	$3,503,185

Less amounts representing interest	(981)

Present value of future minimum lease payments	$31,749

Also the Company had purchase obligations of $573,300 as of February 28, 2006.

Cenuco Wireless is currently the defendant in a patent infringement case commenced on February 1, 2005 in Federal District Court for the Southern District of New York ( Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The plaintiff, Raymond Anthony Joao, asserts in his complaint that Cenuco Wireless is infringing certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130, which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has timely answered the complaint denying infringement, and intends to defend this case vigorously on the merits. Management believes that the patents relied on by Joao are invalid and that the chances of Joao prevailing are remote. Nonetheless, there can be no assurance as to the outcome of the case, and a judicial determination that Cenuco Wireless is infringing Joao’s patents, while unlikely, could have a material adverse effect on the ability of Cenuco Wireless to market and sell its current product line. Similarly, there is no assurance that Cenuco Wireless would be able to develop, at a reasonable cost, within a reasonable length of time or at all, a “workaround” to eliminate any patent infringement found to exist.

The Company is subject to certain claims and litigation in the normal course of business. Management believes, after consulting with legal counsel, that the ultimate liability resulting from these matters will not materially affect the consolidated results of operations or financial position of the Company.

NOTE 10 -- STOCK OPTIONS AND WARRANTS

For the year ended February 28, 2006 and all prior periods, the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS No. 123.

The exercise prices of all options granted by the Company equaled the market price at the dates of grant. From the date of the Merger to February 28, 2006 no options were issued. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share would not have changed.

As a result of the Merger on May 20, 2005, all previously issued options that were unvested on that date became automatically vested. Since the date of the Merger, none of the 556,668 exercisable options have been exercised.

The following information applies to options outstanding at February 28, 2006:

	Options Outstanding and Exercisable
	Weighted -
	Average
	Remaining
	Contractual
Range of Prices	Life (Years)	Shares
$0.42	6.50	73,332
$0.55	0.82	40,000
$1.15	7.77	218,335
$1.55	6.86	35,001
$2.00	5.00	130,000
$3.71	8.40	40,000
$4.00	8.40	20,000
		556,668

From the date of the Merger to February 28, 2006, 131,500 warrants, have been exercised at an exercise price of $1 per share. No warrants have been issued from the date of the Merger to February 28, 2006.

The following information applies to all warrants outstanding at February 28, 2006:

	Warrants Outstanding and Exercisable
	Weighted -
	Average
	Remaining
	Contractual
Range of Prices	Life (Years)	Shares
$1.00	2.79	150,000
$4.00	3.32	105,784
$4.50	3.19	1,387,760
$5.00 to $6.50	3.25	350,000
$6.00	4.22	500,000
		2,493,544

NOTE 11 -- CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE

Capital Structure:

At February 28, 2006, the outstanding share capital of the Company is comprised of: (i) 13,882,056 shares of common stock (“Common Stock”), and (ii) 2,553.7 shares of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”).

The Series A Preferred Stock was issued in connection with the completion of the Merger as described in Note 1 to the consolidated financial statements. The holders of the Series A Preferred Stock are entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. In addition to the dividends payable to the holders of Series A Preferred Stock, the Company shall declare a dividend or distribution on the Series A Preferred Stock equal to any amount declared on the Common Stock. Holders of the Series A Preferred Stock (using the number of common shares into which each share of Series A Preferred Stock is convertible) and the holders of Common Stock vote together as one class on all matters submitted to a vote of stockholders of the Company, provided however that the holders of the Series A Preferred Stock are not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to liquidation preferences over all other classes of capital stock. The holders of Series A Preferred Stock shall receive an amount equal to $1,000 per share of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution to the holders of any other class of capital stock. If the assets available for distribution are sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Series A Preferred Stock shall share equally with holder of the Common Stock on a per share basis (using the number of common shares into which each share of Series A Preferred Stock is convertible). Each share of Series A Preferred Stock carries the voting rights on a basis such that the rights of the Series A Preferred Stock as a whole correspond to 65 percent of the aggregate rights of the Series A Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company’s authorized share capital, each share of Series A Preferred Stock will automatically convert into shares of Common Stock on such a basis that, following conversion, the holders of the Series A Preferred Stock will hold the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion. The Series A Preferred Stock is not redeemable.

On May 3, 2006, at the shareholders meeting, approval was obtained to increase the number of authorized number of shares of common stock to 225,000,000.

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2) for the year ended February 28, 2006:

Allocation of net loss
Basic and Diluted:
- Common Stock	$(28,378,422)
- Series A Preferred	(1,833,994)
Net loss	$(30,212,416)

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock outstanding during the period utilized in the calculation of loss per share:

Weighted average number of Common Stock shares - basic and diluted	13,795,100

Weighted average number of Series A Preferred shares -
basic and diluted	2,554

Basic and diluted net loss per share - common	$(2.06)

Basic and diluted net loss per share -
Series A Preferred	$(718)

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex asset acquisition are reported in the HBC Division. The Company operated in only one division prior to the Merger on May 20, 2005. Accordingly, only geographic information is presented for periods prior to the current fiscal year ended February 28, 2006.

YEAR ENDED FEBRUARY 28, 2006

DIVISION	HBC	WAD	TOTAL
Net Sales	$79,518,368	$43,851	$79,562,219
Loss from operations	(8,842,959)	(18,882,682)	(27,725,641)
Net loss	(11,373,482)	(18,838,934)	(30,212,416)

Total Assets	$80,827,933	$22,118,243	$102,946,176

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Year ended February 28, 2006:
United States	$54,907,353	$73,614,864
Canada	15,938,200	644,111
Other foreign countries	8,716,666	—
Total	$79,562,219	$74,258,975

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Year ended February 28, 2005:
United States	$45,954,190	$6,150,610
Canada	15,310,361	559,740
Other foreign countries	8,596,251	—
Total	$69,860,802	$6,710,350

GEOGRAPHIC	NET SALES
For the period from April 25, 2003 (inception) to February 29, 2004:
United States	$35,082,786
Canada	13,358,400
Other foreign countries	6,604,829
Total	$55,046,015

NOTE 13 -- TRANSACTIONS WITH RELATED PARTIES

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $411,143 for professional fees, facility usage and reimbursable expenses for the year ended February 28, 2006 and $523,933 for the year ended February 28, 2005. For the period from April 25, 2003 (inception) to February 29, 2004, THGLLP invoiced the Company $258,596. At February 28, 2006, and February 28, 2005, the Company owed THGLLP $35,595 and $28,341, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. MarNan owns 40 percent of the Company’s Series A Preferred Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of the Board of Directors of the Company from May 20, 2005, is a Managing Member of ZVLLC. For the year ended February 28, 2006, ZVLLC invoiced the Company for $19,078. For the year ended February 28, 2005, ZVLLC invoiced the Company for $28,485. For the period from April 25, 2003 (inception) to February 29, 2004, ZVLLC invoiced the Company $154,142. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. No monies were due ZVLLC at February 28, 2006 and February 28, 2005.

Kenneth D. Taylor, a member of the Board of Directors of the Company from May 20, 2005, provided consulting services to the Company. For the year ended February 28, 2006, Mr. Taylor invoiced the Company $5,000. For the year ended February 28, 2005 and for prior periods, he did not invoice the Company. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. No monies were due Mr. Taylor at February 28, 2006.

The Hermes Group LLC (THGLLC), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For year ended February 28, 2006, THGLLC invoiced Lander, a wholly owned subsidiary of the Company, $429,313 for business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which is a 40% shareholder of the Series A Preferred Stock of the Company. As of February 28, 2006, there was a balance due to THGLLC of $6,900.

In addition, during the year ended February 28, 2006 the Company paid a fee of $1,000,000 (capitalized by the Company as part of purchase price of the Playtex asset acquisition - see Note 3) to THGLLC as compensation for advisory, diligence and other services rendered to the Company in connection with the Company’s acquisition of certain brands and related assets from Playtex in November 2005.

Joseph A. Falsetti (who is a Director and the Chief Executive Officer of the Company) and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in Dana Holdings, LLC (“Dana Holdings”), a New Jersey limited liability company. Dana Holdings owns 40 percent of the Company’s Series A Preferred Stock. During the year ended February 28, 2006 the Company paid guarantee fees of $400,000 each to Dana Holdings and MarNan in connection with the short-term Bridge Loan described in Note 3 to the 2006 consolidated financial statements. These guarantee fees were capitalized as deferred debt costs in connection with the Bridge Loan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

The Company’s management believes the charges for the related party services listed above are consistent with the amounts that would be paid to independent third parties.

NOTE 14 -- SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)

MERGER

The following discloses the unaudited results of operations (excluding discontinued operations) for the current fiscal year (and corresponding period in the preceding year) as though the Merger had been completed as of March 1, the beginning of the period. The combined results are for the years ended February 28, 2006 and February 28, 2005.

	Year ended February 28, 2006	Year ended February 28, 2005
Net sales	$79,602,256	$69,875,802
Net loss before amortization of intangibles	(29,539,275)	(5,188,762)
Amortization of intangible assets	(1,600,000)	(1,600,000)
Net loss	$(31,139,275)	$(6,788,762)
Loss per common share - basic and diluted	$(2.26)	$(0.49)
Weighted average shares	13,795,100	13,750,556

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results for the years ended February 28, 2006 and 2005:

	Thirteen Weeks Ended
	May 28 2005	August 27 2005 (1)	November 26 2005 (1)	February 28 2006 (2)
2006
Net sales	$17,351,062	$16,840,788	$18,376,637	$26,993,732
Gross profit	1,051,537	1,240,769	1,628,017	1,383,386
Net loss	(2,128,490)	(2,505,137)	(515,445)	(25,063,344)
Loss per share:
Basic and diluted - common	$(0.02)	$(0.18)	$(0.04)	$(1.81)
Basic and diluted - preferred	$(718.00)	$—	$—	$—

	Thirteen Weeks Ended
	May 29 2004	August 28 2004	November 27 2004	February 28 2005
2005
Net sales	$17,562,444	$16,448,871	$18,017,820	$17,831,667
Gross profit	2,606,535	1,675,777	1,897,426	1,311,467
Net loss	(322,642)	(929,529)	(586,404)	(2,150,187)
Loss per share:
Basic and diluted - common	N/A	N/A	N/A	N/A
Basic and diluted - preferred	N/A	N/A	N/A	N/A

(1)   The amounts reflected above for net loss in the thirteen weeks ended August 27, and November 26, 2005 have been increased from the amounts previously reported in the related 10-Q’s by $320,127 ($0.02 loss per share) and $291,316 ($0.02 loss per share), respectively. These charges are as a result of an increase in the amount of purchase price allocated to amortizable intangible assets in the Merger (see Note 1) and a related increase in the amortization of such intangibles. The Company will file amended Form 10-Q’s for these periods.

(2)   Net loss for the thirteen weeks ended February 28, 2006 includes a $16.4 million goodwill impairment charge related to the Company’s WAD operating division.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF
LANDER HOLDINGS, INC. AND SUBSIDIARIES
FOR THE PERIOD FROM MARCH 1 TO MAY 31, 2003.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of
Lander Holdings, Inc.
Plymouth Meeting, PA

We have audited the accompanying consolidated balance sheet of Lander Holdings, Inc. and subsidiaries (the “Company”) as of May 31, 2003 and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the period from March 1, 2003 to May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lander Holdings, Inc. and subsidiaries at May 31, 2003, and the results of their operations and their cash flows for the period from March 1, 2003 to May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey
December 16, 2005

LANDER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$217,332
Accounts receivable, net of allowance for doubtful Accounts of $1,552,701	6,607,120
Inventories	9,431,706
Income taxes receivable	156,158
Deferred income taxes	131,274
Prepaid expenses and other	1,267,260
Advances to affiliates	209,816
TOTAL CURRENT ASSETS	18,020,666

Property, plant and equipment, net	6,247,769

Assets held for sale	4,386,969

Other assets	79,403
TOTAL ASSETS	$28,734,807

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$14,808,559
Current portion of long-term debt	30,004,646
Accounts payable	4,819,775
Accrued expenses	4,193,608
TOTAL CURRENT LIABILITIES	53,826,588

Long-term debt, less current portion	13,416

Deferred income taxes	463,470
TOTAL LIABILITIES	54,303,474

Commitments and contingencies	—

Shareholders’ Deficit:
Common stock - $.01 par value; 2,000,000 shares authorized, issued and outstanding at May 31, 2003	20,000
Additional paid-in capital	17,667,664
Accumulated deficit	(41,943,965)
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(729,065)
Cumulative translation adjustments	(583,301)
SHAREHOLDERS’ DEFICIT	(25,568,667)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$28,734,807

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

LANDER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MARCH 1 TO May 31, 2003

Net sales	$16,902,658

Cost of sales	14,257,225

GROSS PROFIT	2,645,433

Selling, general and administrative expenses	3,174,573

Management fees	120,000

OPERATING LOSS	(649,140)

Interest expense, net	(217,445)

Other expense, net	(182,012)

LOSS BEFORE INCOME TAXES	(1,048,597)

Income tax provision	37,641

NET LOSS	(1,086,238)

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

LANDER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
FOR THE PERIOD FROM MARCH 1 TO MAY 31, 2003

				ACCUMULATED OTHER COMPREHENSIVE LOSS
	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	MINIMUM PENSION LIABILITY ADJUSTMENT	CUMULATIVE TRANSLATION ADJUSTMENTS	TOTAL DEFICIT
BALANCE AT FEBRUARY 28, 2003	$20,000	$17,667,664	$(40,857,727)	$(422,371)	$(917,985)	$(24,510,419)

COMPREHENSIVE LOSS:

Net loss	—	—	(1,086,238)	—	—	(1,086,238)

Foreign currency translation adjustment	—	—	—	—	334,684	334,684

Minimum pension liability adjustment	—	—	—	(306,694)	—	(306,694)
Comprehensive loss	—	—	—	—	—	(1,058,248)

BALANCE AT MAY 31, 2003	$20,000	$17,667,664	$(41,943,965)	$(729,065)	$(583,301)	$(25,568,667)

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

LANDER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 1 TO MAY 31, 2003

Cash flows from operating activities:
Net loss	$(1,086,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,130
Provision for bad debts	277,829
Loss on sale of equipment	72,678
Impairment of long-lived assets	74,034
Changes in operating assets and liabilities:
Accounts receivable	1,612,458
Inventories	(587,013)
Other receivables and and prepaid expenses	(328,939)
Advances to affiliates	(15,382)
Other assets	3,942
Accounts payable and accrued expenses	(821,716)

NET CASH USED IN OPERATING ACTIVITIES	(482,217)

NET CASH USED IN INVESTING ACTIVITIES; PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(192,675)

Cash flows from financing activities:
Net borrowings under lines of credit	744,320
Repayments of long term debt	(1,049)

NET CASH PROVIDED BY FINANCING ACTIVITIES	743,271

NET DECREASE IN CASH AND CASH EQUIVALENTS	68,379

Cash and cash equivalents at beginning of period	148,953

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217,332

Supplemental disclosures of cash flow information:
Cash paid during the period for – Interest	$78,316

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

LANDER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2003

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Lander Holdings, Inc. and Subsidiaries (“the Company”) consists of Lander Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries Lander Co., Inc. (“Lander”), Lander Co. Canada Limited (“Canada”), and Premier Consumer Products, Inc. (“Premier”). Holdings is a wholly-owned subsidiary of Scott Chemical Co., Inc. (“Scott”).

The Company’s principal business activity is the manufacture and distribution of health, beauty and oral care products, primarily throughout the United States and Canada (the “Lander Business”).

On June 13, 2003, the Company sold to an independent third party substantially all of the assets of Lander only (with the exception of Lander’s Camarillo, CA manufacturing facility) and all of its shares of common stock of Lander Canada. The sale was effective on May 31, 2003. The accompanying balance sheet reflects the financial position of the Company immediately prior to the effectiveness of the sale although certain asset carrying values were adjusted as of February 28, 2003 to reflect impairment based on the amount of proceeds received from the sale. Accordingly, the gain or loss realized upon reflecting the sale was not significant. Subsequent to the sale, there were no continuing operations.

In January 2004, as further discussed in Note 6, the land, building and equipment of the Camarillo facility was disposed of for net proceeds of approximately $6,778,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents are highly liquid investments purchased with original maturities of three months or less.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount reported in the accompanying balance sheet for accounts receivable and accounts payable approximates fair value due to the short-term nature of this account. The carrying amount for debt approximates fair value because the debt is subject to short-term variable interest rates that were reflective of market rates of interest.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials used to manufacture the Company’s health, beauty and oral care products, as well as, finished goods that consist of the Company’s product lines sold to its customers. The Company writes down inventory for estimated excess and discontinued products equal to the difference between cost and estimated market value based upon assumptions about future demand and market conditions. Excess and discontinued product inventory could arise due to numerous factors, including but not limited to, the competitive nature of the market and product demand by consumers. If market conditions are less favorable than those anticipated by management, additional write-downs may be required, including provisions to reduce inventory to net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Costs of major additions and improvements are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations as incurred. Upon sale or other disposition of property, the asset and accumulated depreciation and amortization accounts are reduced and the resulting gain or loss is reflected in the results of operations. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets ranging from three to forty years.

IMPAIRMENT OF LONG-LIVED ASSETS

Accounting for the impairment of long-lived assets, including property, plant and equipment, requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, the accounting principles require that such assets be reported at the lower of their carrying amount or fair value less costs to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the assets’ future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset.

The Company accounts for the impairment of long-lived assets, including intangible assets, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 became effective on January 1, 2002. The new standard requires that long-lived assets classified as held for sale be presented separately in the consolidated balance sheet and eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment.

Pursuant to SFAS 144, the Company conducted a review of its long-lived assets values and determined there to be impairments of recorded values for certain of its production equipment and facilities at its Binghamton, NY and Englewood, NJ operations. Accordingly, the Company recorded an impairment charge of approximately $74,000 to operations for the three-month period ended May 31, 2003. The Company sold most of its long-lived assets in June 2003 as part of a transaction in which the business was sold. The related proceeds from that sale were considered in the determination of the amount of the impairment recorded in the three- month period ended May 31, 2003.

GOODWILL

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill will no longer be amortized; however, it must be tested for impairment at least annually. Amortization will continue to be recorded for other intangible assets with determinable lives. SFAS 142 has had no impact on the Company’s financial statements since being adopted on March 1, 2002 as goodwill was fully written off during the fiscal year ended February 28, 2002.

REVENUE RECOGNITION

Revenue from product sales is recognized when the related goods are shipped, all significant obligations of the Company have been satisfied, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Company records reductions to revenue for estimated returns based on historical experience. If future returns are less than historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

Amounts billed to customers related to shipping and handling are classified revenues. The cost of shipping products to the customer is recognized at the time the products are shipped and is included in cost of sales.

INCOME TAXES

The Company’s operations are included in the consolidated federal income tax return of Scott’s parent company (“Parent”). For financial statement purposes, each entity within the Company records a federal income tax provision or benefit as if it filed independently. Provisions for state and local income taxes are also recorded on a stand-alone basis. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

In July 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transactions and Disclosure”, an amendment of FASB Statement No. 123. This statement provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has provided the required disclosures in its notes to the consolidated financial statements for the three-month period ended May 31, 2003.

The Company has a formal, non-qualified stock option plan that reserves a total of 300,000 shares of common stock for the issuance of stock options to key employees. Option grants are for the purchase of shares of the Company’s common stock at exercise prices determined by the Company’s Compensation Committee. Generally, options granted to employees vest over a five-year period and expire ten years after the date of grant. Unvested options are forfeited upon termination of employment. The Company sets the exercise price of options at an amount which approximates the fair market value of the stock at the time of granting the option, based on reference to the most recent independent valuation of the Company.

The following summarizes stock option activity:

	Shares	Weighted Average Exercise Price
Outstanding at March 1, 2003	105,000	$6.74
Granted	0	0.00
Exercised	(0)	(0.00)
Forfeited	(30,000)	(5.70)

Outstanding at May 31, 2003	75,000	$7.15

Options exercisable at end of period	40,000	$7.38
Weighted-average fair value of options granted during the period		$0.00

The following table summarizes stock options outstanding at May 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at May 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at May 31, 2003	Weighted Average Exercise Price
$ 5.70	25,000	6.75	$5.70	15,000	$5.70
$10.45	25,000	6.75	$10.45	15,000	$10.45
$ 5.30	25,000	7.75	$5.30	10,000	$5.30
	75,000			40,000

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” For purposes of the pro forma disclosure below, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date for awards during 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net loss would not have changed, as the difference between fair value and intrinsic value of the options was determined to be immaterial.

The fair value of each option grant is estimated at the fair market value of the stock at the time of granting the option, based on reference to the most recent independent valuation of the Company.

As a result of the sale of Lander and Canada businesses to Hermes Acquisition Company I on June 13, 2003, all options became vested, although such options ultimately expired unexercised.

FOREIGN CURRENCY TRANSLATION:

In accordance with SFAS No. 52, “Foreign Currency Translation,” the financial statements are measured using local currency as the functional currency. Assets and liabilities of Canada have been translated at year-end exchange rates. Revenues and expenses have been translated at average exchange rates for the specific period. Net translation gains and losses are adjusted directly to a separate component of shareholders’ equity until there is a sale or liquidation of the underlying foreign investment.

Foreign currency gains and losses resulting from transactions are included in the consolidated statement of operations.

USE OF ESTIMATES

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts of assets, liabilities, revenues and expenses and related disclosures. On an on-going basis, the Company evaluates the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventory reserves for excess and discontinued products, income taxes and contingencies. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

COMPREHENSIVE INCOME (LOSS)

The Company records other comprehensive income and losses in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 established standards for the reporting and presentation of comprehensive income and its components. The statement defines comprehensive income (loss) as all changes in equity during a period except those resulting from investments by owners and distributions to owners.

SEGMENTS OF BUSINESS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company maintains that only one line of business exist for the period from March 1 to May 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have an impact on the Company’s financial statements.

3.	CONCENTRATION OF CREDIT RISK

The Company provides credit to its customers in the normal course of business and does not require collateral. To reduce credit risk, the Company performs ongoing credit evaluations of its customers.

Accounts receivable from the top ten (10) customers totaled approximately forty-one percent (41%) or $2,703,045 as of May 31, 2003.

Sales to the top ten (10) customers totaled approximately forty-four percent (44%) or $7,401,279 for the three-month period ended May 31, 2003.

4.	INVENTORIES

Inventories at May 31, 2003 consist of the following:

Raw materials	$3,865,179
Finished goods	6,340,550
10,205,729
Obsolescence reserves	(774,023)
$9,431,706

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at May 31, 2003 consisted of the following:

Land	$198,500
Buildings and improvements	6,246,133
Machinery and equipment	13,594,060
Dies and molds	2,034,180
Construction in progress	34,805
22,107,678
Less: accumulated depreciation and amortization and impairment loss	15,859,909
$6,247,769

Property, plant and equipment includes assets acquired under capital leases in the aggregate amount of approximately $898,975 with accumulated depreciation of approximately $839,771 at May 31, 2003.

Depreciation and amortization expense for the three-months ended May 31, 2003 was $316,130.

Refer to Note 2 for discussion of the Company’s review for impairment of its property, plant and equipment.

6.	ASSETS HELD FOR SALE

Pursuant to SFAS No.144, the property, plant and equipment at the facility in Camarillo, CA, which was closed in December 2002, has been reclassified as assets held for sale at May 31, 2003. These assets consist of the following:

Land	$166,497
Buildings and improvements	1,818,587
Machinery and equipment	5,448,383
Dies and molds	4,819
7,438,286
Less: accumulated depreciation and amortization	3,051,317
$4,386,969

The Company has discontinued the recording of depreciation expense on these assets. In January 2004 these assets were sold for approximately $6,778,000 to an independent third party. The proceeds were used to retire the Industrial Development Authority (“IDA”) obligation totaling $6,500,000 as more fully described in Note 7.

Refer to Note 2 for discussion of the Company’s review for impairment of its property, plant and equipment.

7.	NOTES PAYABLE

The Company has available a discretionary line of credit with a bank totaling $10,000,000 at May 31, 2003. This line expired in March 2004 and certain common stock holdings of an affiliate company collateralized this discretionary line of credit. As noted in the table below, $8,300,000 was outstanding under this line of credit as of May 31, 2003. The proceeds from the sale of the Lander business was used to retire this debt.

In May 1997, the Company obtained $6,500,000 in financing through an IDA from the City of Camarillo, CA. This note is collateralized by certain assets of the Camarillo facility, certain common stock holdings of an affiliate company and payment is guaranteed by an affiliated company. The IDA obligation was paid in full in January 2004 from the proceeds of the sale of the Camarillo facility.

Canada has a line of credit with a bank, which allows Canada to borrow up to $1,300,000 Canadian dollars (the equivalent of approximately $952,000 US dollars at May 31, 2003). The borrowings are payable upon demand and bear interest at the bank’s prime rate plus 0.5%, or 4.75% at May 31, 2003. The line of credit is collateralized by Canada’s accounts receivable, inventories, and machinery and equipment. As noted in the table below, there was $8,559 (in US dollars) outstanding on the line at May 31, 2003. The line of credit agreement contains restrictive covenants, which include provisions for the maintenance of minimum net worth, minimum working capital, and a debt service ratio. As of May 31, 2003, the Company was in compliance with all restrictive covenants. In addition, Canada’s agreement contains covenants which prohibit it from declaring or paying cash dividends or incurring or assuming additional indebtedness other than that provided for in the agreement.

Borrowings under lines of credit with a bank aggregating $10,000,000, interest payable monthly:
at 0.65% over 14 day LIBOR rate (1.96% at May 31, 2003.)	$8,300,000

Borrowings under a demand note with a bank interest payable monthly at LIBOR (2.66% at May 31, 2003.)	6,500,000

Borrowings under a demand note with a bank interest payable monthly at 0.5% over prime (4.75% at May 31, 2003.)	8,559
$14,808,559

8.	LONG TERM DEBT

In June 1998, the Company obtained long-term financing totaling $30,000,000 for five years from a financial institution, collateralized by certain common stock holdings of an affiliate of the Company. In July 2002, the Company paid $600,000 to convert the interest rate from a fixed rate (6.50%) to a variable floating weekly LIBOR plus 0.50% (1.78% at May 31, 2003). The note matured in July 2003 and contained no restrictive covenants. In October 2003, the note was renewed for a term of 5 years. However, it was repaid in full in February 2004 by Scott.

Long-term debt consists of the following at February 28:

Note payable to financial institution, collateralized by certain assets of an affiliate, interest payable semi-annually (7 day LIBOR plus 0.50% [1.78%] at May 31, 2003.)	$30,000,000

Capital leases	18,062
30,018,062

Less current portion	30,004,646
$13,416

The aggregate maturities of long-term debt in each of the years subsequent to May 31, 2003 are as follows:

2004	$30,004,646
2005	4,472
2006	4,472
2007	4,472
$30,018,062

9.	INCOME TAXES

The Company is included in the consolidated Federal income tax return of Parent. Under a tax sharing agreement, each entity within the Group is liable to make payment to Parent for its share of the tax liability as if it filed independently. The agreement also provides that each company can carry its own losses back two years and forward twenty years to offset its stand-alone income.

Deferred income taxes are computed using the liability method and reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to estimated realizable amounts. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities.

9.	INCOME TAXES (CONTINUED)

Pre-tax loss for the three-months ended May 31, 2003 was as follows:

United States	$1,000,518
Foreign	$48,079
$1,048,597

Significant components of the Company’s deferred tax assets and liabilities at May 31, 2003 are as follows:

DEFERRED TAX ASSETS:
Inventory	$301,869
Accounts receivable	605,553
Accrued expenses	1,184,002
Fixed assets	18,970
Intangibles	349,474
State net operating loss carryforward	994,985
Federal net operating loss carryforward	5,891,832
Total deferred tax assets	9,346,685

DEFERRED TAX LIABILITIES:
Pension	(153,678)
Other assets	(343,500)
Total deferred tax liabilities	(497,178)
Valuation allowance	(9,181,703)
Net deferred tax liability at May 31, 2003	$(332,196)

At May 31, 2003, the Company has approximately $17.3 million of net operating loss carryforwards remaining to offset future taxable income that begin to expire in 2011. Valuation allowance for the period from March 1 to May 31, 2003 has been established for certain federal and state net operating loss carryforwards and other potential tax benefits which are not expected to be realized. The valuation allowance increased from $8,754,248 at February 28 2003 to $9,181,703 at May 31, 2003, primarily due to an increase in the Company’s cumulative net loss carryforward.

Deferred income taxes included in the balance sheet at May 31, 2003 are as follows:

Deferred tax assets, current	$131,274

Deferred tax assets, noncurrent	$—

Deferred tax liability, noncurrent	$463,470

9.	INCOME TAXES (CONTINUED)

Income tax expense (benefit) for the period from March 1 to May 31, 2003 consists of the following:

Foreign income taxes:
Current	$37,641
Deferred	—
Total	$37,641

The differences between the income tax expense (benefit) reflected in the statement of operations and that computed by applying the Federal income tax statutory rates are as follows:

Amount
Benefit computed at U.S. federal and state statutory income tax rate	$(427,455)
Foreign taxes	37,641
Change in valuation allowance	427,455
Effective tax	$37,641

10.	PENSION AND 401(K) PLANS

Pension Plans:

Substantially all of the Company’s eligible employees participate in defined benefit pension plans (the “Plans”).

The Plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of May 31, 2003 are as follows:

	Lander	Canada	Total
PLAN ASSETS AT FAIR VALUE	$1,384,787	$1,481,871	$2,866,658
Accumulated benefit obligation	1,719,806	1,847,344	3,567,150
Projected future salary increases	—	219,505	219,505
PROJECTED BENEFIT OBLIGATION	$1,719,806	$2,066,849	$3,786,655

Projected benefit obligation in excess of plan assets	(335,019)	(584,978)	(919,997)
Unrecognized prior service cost	—	(51,725)	(51,725)
Unrecognized net loss	729,065	520,258	1,249,323
PREPAID (ACCRUED) PENSION COSTS	$394,046	$(116,445)	$277,601

10.	PENSION AND 401(K) PLANS (CONTINUED)

Net periodic pension costs for the period from March 1 to May 31, 2003 are as follows:

	Lander	Canada	Total
Service cost	$30,864	$25,910	$56,774
Interest cost on projected benefit obligations	39,321	41,522	80,843
Expected return on plan assets	(36,276)	(35,477)	(71,753)
Net amortization and deferrals	9,866	1,167	11,033
	$43,775	$33,122	$76,897

The following is a rollforward of the projected benefit obligation and the plan assets for the period from March 1 to May 31, 2003:

	Lander	Canada	Total
Benefit Obligation at February 28, 2003	$1,507,809	$2,171,012	$3,678,821

Service cost	30,864	25,910	56,774

Interest cost	39,321	41,522	80,843

Actuarial loss, including salary increases	153,352	410,284	563,636

Benefits paid	(11,540)	(581,879)	(593,419)

Benefit obligation at May 31, 2003	$1,719,806	$2,066,849	$3,786,655

Fair value of plan assets at February 28, 2003	$1,328,134	$1,846,971	$3,175,105

Actual return of plan assets	25,507	177,543	203,050

Employer contributions	42,686	26,906	69,592

Plan participant contributions	—	12,330	12,330

Benefits paid	(11,540)	(581,879)	(593,419)

Fair value of plan assets at May 31, 2003	$1,384,787	$1,481,871	$2,866,658

The following assumptions were used to determine return on plan assets and the projected benefit obligation:

10.	PENSION AND 401(K) PLANS (CONTINUED)

	Lander	Canada
Discount rate	5.75%	5.75%
Expected long-term rate of return on plan assets	6.50%	7.00%

401k plan:

Lander maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code for all of its employees not covered by a collective bargaining agreement. The plan is funded by participants through employee contributions and by Lander contributions, as defined by the Plan. Lander contributions charged to operations for the three-month period ended May 31, 2003 amounted to approximately $29,000.

11.	COMMITMENTS AND CONTINGENCIES

The Company has entered into various noncancelable operating leases for manufacturing and office facilities. As outlined in the agreement to sell the Company’s business (See Note 1), the buyer has agreed to assume all of the operating leases. Future minimum lease payments for the period from June 1, 2003 through the date of the sale were approximately $65,000.

The Company is subject to certain claims in the normal course of business. Management believes, after consulting with counsel, that the ultimate liability resulting from matters currently in litigation will not materially affect the consolidated results of operations or financial position of the Company.

12.	RELATED PARTY TRANSACTIONS

The following summarizes transactions and outstanding balances as of and for the three-month period ended May 31, 2003 between the Company and related parties:

Net advances of $209,816 to affiliates - This comprises net advances to Scott. These advances are due on demand without interest.

Management fees of $120,000 - An affiliated company charges the Company $40,000 per month for professional services including, but not limited to, preparation of federal and state income tax returns, tax consulting, arranging financing with financial institutions, assistance with environmental and regulatory authority matters and assistance with employee benefit matters.

The Company paid another related party $85,214 for various professionalservices including customer service and accounting.

The Company’s management believes that the charges for the above related party services are consistent with those that would be paid to independent third parties.

Schedule II

Ascendia Brands, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Balance				Balance
	Beginning	Additions			End
	of	Charged	Charged		of
	Period	to expense	to other	Deductions	Period

For the year ended February 28, 2006
Allowance for doubtful accounts	$(496,306)	$(244,295)	$(301)	$264,298	$(476,604)
Valuation allowance for deferred tax	2,653,000	3,114,000	—	—	5,767,000
Allowance for sales returns	(51,000)	—	—	—	(51,000)

For the year ended February 28, 2005
Allowance for doubtful accounts	$(514,943)	$(252,470)	$(1,399)	$272,505	$(496,306)
Valuation allowance for deferred tax	1,230,864	1,422,136	—	—	2,653,000
Allowance for sales returns	(51,000)	—	—	—	(51,000)

S-1