Form 10-Q
period 2006-05-27
ASCENDIA BRANDS, INC.
filed 2006-08-18
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal thirteen weeks ended May 27, 2006

Commission File Number: 033-25900

ASCENDIA BRANDS, INC.

(formerly Cenuco, Inc.)

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2228820
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 AMERICAN METRO BOULEVARD, SUITE 108

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

On August 16, 2006, the issuer had outstanding 13,913,056 shares of common stock, $.001 par value per share.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

THIRTEEN WEEKS ENDED MAY 27, 2006

INDEX

PAGE

PART I. - Financial Information

Item 1 - Financial Statements	1

Consolidated Balance Sheets
As of May 27, 2006(Unaudited) and February 28, 2006	1

Consolidated Statements of Operations (Unaudited)
For the Thirteen Weeks ended May 27, 2006 and May 28, 2005	2

Consolidated Statement of Stockholders’ Equity
For the Thirteen Weeks ended May 27, 2006 (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)
For the Thirteen Weeks ended May 27, 2006 and May 28, 2005	4

Notes to Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis And Results of Operations	23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	47

Item 4 - Controls and Procedures	47

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	49

Item 2 - Exhibits	49

Signatures	50

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 27, 2006	February 28, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$337,758	$1,876,294
Trade receivables, net of allowances of $1,008,019 at May 27, 2006 and $527,604 at February 28, 2006	12,322,943	6,470,937
Inventories	14,959,137	16,269,374
Miscellaneous receivables	83,027	1,692,721
Note receivable, current portion	63,794	94,858
Prepaid expenses and other	583,419	678,896

Total current assets	28,350,078	27,083,080

Property, plant and equipment, net	6,432,894	6,502,441
Goodwill	14,553,680	14,553,680
Intangibles, net	52,084,291	53,202,854
Notes receivable, less current portion	354,661	339,581
Other assets, net	128,740	1,264,540

Total assets	$101,904,344	$102,946,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,227,433	$9,023,858
Accrued expenses	2,649,572	2,851,928
Accrued interest	—	1,202,488
Current portion of long-term debt	21,277	31,749
Total current liabilities	13,898,282	13,110,023
Long-term debt, less current portion	81,712,809	80,000,000
Long-term pension obligation	874,414	967,386
Total liabilities	96,485,505	94,077,409

Stockholders’ equity
Convertible preferred stock, par value $.001 per share; Authorized 1,000,000 shares; issued and outstanding 2,553.6746 shares at May 27, 2006 and February 28, 2006	3	3
Common stock, par value $.001 per share; Authorized 225,000,000 shares; issued and outstanding 13,913,056 shares at May 27, 2006 and issued and outstanding 13,882,056 at February 28, 2006	13,913	13,882
Additional paid in capital	37,938,069	37,907,100
Accumulated deficit	(31,922,248)	(28,378,422)
Accumulated comprehensive loss	(610,898)	(673,796)
Total stockholders’ equity	5,418,839	8,868,767
Total liabilities and stockholders’ equity	$101,904,344	$102,946,176

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

	For the thirteen weeks ended
	May 27, 2006	May 28, 2005

Net sales	$24,922,288	$17,351,062
Cost of sales	20,195,584	16,299,525

Gross Profit	4,726,704	1,051,537

Operating expenses:
Selling and marketing	1,401,705	966,902
General and administrative	3,358,214	1,735,883
Total operating expenses	4,759,919	2,702,785

Loss from operations	(33,215)	(1,651,248)

Other income (expense), net	144,449	(79,881)
Interest expense, net	(3,655,060)	(397,361)
Total other/interest expense	(3,510,611)	(477,242)

Loss before income taxes	(3,543,826)	(2,128,490)

Income taxes	—	—

Net loss	$(3,543,826)	$(2,128,490)

Basic and diluted loss
per common share	$(0.25)	$(0.02)
Basic and diluted loss per
preferred share	$—	$(718)

Shares used in computing loss per share:
Basic and diluted - common	13,907,351	13,750,556
Basic and diluted - preferred	2,553.7	2,553.7

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the thirteen weeks ended May 27, 2006

	Series A Preferred Stock Shares	Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity

Balance at February 28, 2006	2,553.7	$3	13,882,056	$13,882	$37,907,100	$(28,378,422)	$(673,796)	$8,868,767
Net loss	—	—	—	—	—	(3,543,826)	—	(3,543,826)
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	62,898	62,898
Comprehensive loss	—	—	—	—	—	—	—	(3,480,928)
Exercise of warrants	—	—	31,000	31	30,969	—	—	31,000

Balance at May 27, 2006 (unaudited)	2,553.7	$3	13,913,056	$13,913	$37,938,069	$(31,922,248)	$(610,898)	$5,418,839

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the thirteen weeks ended
	May 27, 2006	May 28, 2005

Cash flows from operating activities:
Net loss	$(3,543,826)	$(2,128,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,377,928	240,121
Provision for accounts receivable	480,415	57,032
Amortization of deferred financing costs	1,170,832	50,546
Changes in operating assets and liabilities:
Trade receivables	(6,332,421)	(1,000,178)
Inventories	1,310,237	(300,743)
Prepaid expenses and other	1,705,171	(362,552)
Other assets	(15,080)	23,358
Accounts payable	2,203,574	930,095
Accrued expenses	339,033	(35,573)
Long-term pension obligations	(99,954)	(14,728)
Net cash used in operating activities	(1,404,091)	(2,541,112)
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	—	6,002,887
Proceeds from note receivable	—	29,123
Acquisition costs	—	(103,468)
Purchase of property, plant and equipment	(210,508)	(14,172)
Disposal of fixed assets	20,659	—
Net cash (used in) provided by investing activities	(189,849)	5,914,370
Cash flows from financing activities
Net borrowings of short-term debt/ revolver	—	2,147,253
Financing costs	(35,000)	(25,000)
Repayments of long-term debt	—	(169,213)
Repayments of capital lease	(10,472)	(13,522)
Proceeds from exercise of warrants	31,000	—
Net cash (used in) provided by financing activities	(14,472)	1,939,518
Effect of exchange rates on cash	69,876	6,809
Net (decrease) increase in cash and cash equivalents	(1,538,536)	5,319,585
Cash and cash equivalents at the beginning of period	1,876,294	31,763
Cash and cash equivalents at the end of period	$337,758	$5,351,348

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,981,057	$233,261
Reverse merger, excluding cash acquired (see Note 1):
Fair value of tangible assets acquired	—	1,199,715
Goodwill and identifiable intangible assets acquired	—	38,974,680
Liabilities assumed	—	(473,590)
Net assets acquired	—	39,700,805

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. (formerly Cenuco, Inc.) and Subsidiaries

Notes to Consolidated/ Combined Financial Statements May 27, 2006 (Unaudited)

NOTE 1 -- DESCRIPTON OF BUSINESS AND REORGANIZATION

Introduction

Ascendia Brands, Inc. (“Ascendia”, or the “Company”, the “Registrant”, “we” or “us”) manufactures and markets a portfolio of nationally and internationally known branded products in the health and beauty care categories. The brand portfolio includes Baby Magic®, Binaca®, Mr. Bubble®, Lander®, Lander essentials™, Ogilvie®, Tek®, Dorothy Gray® and Tussy®, competing in the Bath Products, Baby Toiletries, Deodorant/Antiperspirant, Home Permanent Treatment, Mouthwash, Portable Breath Sprays and Drops, Manual Toothbrush, and Skin Care segments within the personal care products category. Ascendia sells its brands through a variety of channels, concentrating primarily on the mass merchandiser, drug, grocery and dollar store outlets. The Company also develops and markets wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform.

Corporate Structure

On May 9, 2006 the Company (previously known as Cenuco, Inc.) changed its name to Ascendia Brands, Inc. The chart below depicts the current structure of Ascendia and its direct and indirect, wholly-owned subsidiaries, and the discussion that follows summarizes the functions and role of each company in this group.

Ascendia Brands, Inc. (“Ascendia”, the “Company,” the “Registrant,” “we” or “us”). The Company is a holding company, organized under Delaware law, with its executive offices in Hamilton, New Jersey. It owns directly the stock of Hermes Acquisition Company I LLC and Cenuco, Inc.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, as revised in the fourth quarter ended February 28, 2006, to be as follows:

Cash and cash equivalents	$6,002,887
Other current assets	496,526
Total current assets	6,499,413
Property, plant, and equipment	111,382
Goodwill	30,974,680
Intangibles - acquired core software technology	8,000,000
Other Assets	591,807

Total assets acquired	46,177,282

Total liabilities assumed	(473,590)

Estimated fair value of net assets acquired	$45,703,692

The initial estimated allocation of the purchase price equivalent was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that an allocation of value to these intangible assets was not appropriate and, with the input of a third party valuation expert, identified the above noted core software technology intangible asset and estimated the related value to be $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. Goodwill of $30,974,680 related to the acquisition was assigned entirely to the WAD operating division. This goodwill is not deductible for income tax purposes. The difference in the amortization of the core software technology intangible asset since May 20, 2005 (based on a 5 year expected life) and the corresponding amount for the originally identified customer lists and brand name intangible assets amounted to $ 913,546. Since this adjustment relates to the period from May 20, 2005 to February 28, 2006, it was recorded and allocated to the second, third and fourth quarters for the year ended February 28, 2006. To properly report this adjustment, the Company will file amended Forms 10-Q for the thirteen weeks ended August 27, 2005 and November 26, 2005, respectively. The impact on the thirteen week period ended May 28, 2005 was not material and accordingly no restatement was necessary.

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $16,421,000 being recorded.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying financial statements of Ascendia as of and for the thirteen weeks ended May 27, 2006 and May 28, 2005 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

A summary of the Ascendia’s significant accounting policies follows:

Basis of Consolidation: As of May 27, 2006 and February 28, 2006 and for the thirteen weeks ended May 27, 2006 and for the period from May 20, 2005 to May 28, 2005, the statements are prepared on a consolidated basis. For the period from March 1, 2005 to May 20, 2005 the statements are prepared on a combined basis. The accompanying consolidated financial statements include the accounts of Ascendia Brands, Inc. and subsidiaries. All intercompany accounts have been eliminated in consolidation.

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

Note Receivable: On September 30, 2004, Cenuco Wireless sold substantially all of its assets of the then existing education subsidiary for a net price of $800,000. At closing Cenuco Wireless received $300,000 in cash and a note receivable for $500,000. At May 27, 2006 the note receivable had a balance of approximately $400,000.

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

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, the Company recorded intangible assets of $8,000,000, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $385,753 for the thirteen weeks ended May 27, 2006. No amortization expense was recorded for the thirteen weeks ended May 28, 2005.

As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the assets acquired, in proportion to their respective estimated fair values, which resulted in $30,393,673 being allocated to customer relationships. Management has adopted the straight-line method of amortizing these assets over their estimated useful lives of 10 years. For the thirteen weeks ended May 27, 2006 and May 28, 2005, amortization expense was recorded of $732,779 and $0, respectively.

Goodwill and Other Intangible Assets

No changes occurred in the carrying amount of goodwill for the thirteen weeks ended May 27, 2006.

Balances of acquired intangible assets, excluding goodwill are as follows:

	Purchased Technology	Formulae And Tradenames	Customer Relationships	Total
Intangible assets as of May 27, 2006:	$8,000,000	$16,924,477	$30,393,673	$55,318,150
Accumulated amortization	(1,635,068)	—	(1,598,791)	(3,233,859)
Carrying value	$6,364,932	$16,924,477	$28,794,882	$52,084,291

Weighted average original life (in years)	5	indefinite	10

Amortization expense for the thirteen weeks ended May 27, 2006 is $1,118,532.

Estimated aggregate amortization expense based on the current carrying value of intangible assets for the next five years is as follows:

Fiscal Year	Amount
2007	$4,639,367
2008	4,639,367
2009	4,639,367
2010	4,639,367
2011	3,390,052

Other Assets, Net: Other assets, net of approximately $0.1 million consist of security deposits on operating leases and deferred financing costs related to the CIT revolving line of credit (see Note 6). The deferred financing costs are being amortized on a straight-line basis over the respective terms of the related financing arrangements, including the originally anticipated six-month term of the Bridge Loan (see Note 3) ended May 15, 2006. Amortization expense related to deferred financing costs was $1,170,832 and $50,546, respectively, for the thirteen weeks ended May 27, 2006 and May 28, 2005.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying balance sheets for accounts receivable, notes receivable, accounts payable, accrued expenses and financing debt approximate fair value due to the short-term nature of these accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.

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

Cooperative Advertising: Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Task Force 01-09, “Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products” in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $483,000 and $45,000, respectively for thirteen weeks ended May 27, 2006 and May 28, 2005.

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

The top five trade customers comprised 48 percent of Ascendia’s net sales, (with the top customer comprising approximately 34 percent) for the thirteen weeks ended May 27, 2006. At May 27, 2006 the same five trade customers represented 55 percent of receivables, with one customer comprising 40 percent. This top customer comprising 40 percent of our accounts receivable balance and 34 percent of our net sales as of and for the thirteen weeks ended May 27, 2006 represents a significant concentration. Accordingly, if this customer was not able to pay the amount owed to us and/or stopped purchasing from us, the impact would have a material adverse effect on our liquidity, financial position, and results of operations.

Five trade customers comprised 49 percent of Ascendia’s net sales, (with the top two customers comprising approximately 25 percent and 10 percent respectively) for the thirteen weeks ended May 28, 2005. At May 28, 2005 the same five trade customers represented 51 percent of receivables, with two customers comprising 25 percent and 10 percent respectively.

Income Taxes: Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at May 27, 2006 and February 28, 2006 has been recorded by management due to the uncertainty that future income will be generated and the related deferred tax assets realized.

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

As of March 1, 2006, the Company adopted the Statement of Financial Accounting Standards (SFAS No. 123 (R), “Share Based Payment”. Prior to the adoption of SFAS No. 123 (R), the Company recognized and measured the share-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees”, and related interpretations. The adoption of SFAS No. 123 (R) did not have a material impact on the results of operations for the thirteen weeks ended May 27, 2006. See Note 9, “Stock Options and Warrants”, for more information regarding the Company’s adoption of SFAS No. 123 (R).

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations and financial condition. In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material impact on our consolidated results of operations or financial condition.

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

NOTE 3 -- PLAYTEX ASSET ACQUISITON AND RELATED BRIDGE LOAN

On November 16, 2005, Lander and Lander Intangibles acquired certain brands and brand-related assets from Playtex. The acquired brands included Baby Magic®, Binaca®, Mr. Bubble®,Ogilvie®, Tek®, Dorothy Gray®, and Tussy®. At the closing, Lander and Lander Intangibles paid a total cash purchase price of $59.1 million, including $2.1 million of costs related to acquisition. The $57.0 million purchase price paid to Playtex was subject to certain post closing adjustments dependent upon the amount of product inventory delivered to Lander at the closing. In December 2005, this adjustment was determined to result in a purchase price reduction of approximately $1.3 million (bringing the total to $57.8 million, including acquisition costs). In accordance with SFAS 142, the Company allocated the total purchase price to the assets acquired based on relative fair value. The allocation is as follows:

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

The Bridge Loan was originally due and payable on May 15, 2006. The Bridge Loan term was extended to coincide with the closing of the Second and Restated Securities Purchase Agreement described in Note 6, with interest to accrue and be paid at closing. The Bridge Loan principal was refinanced with the long-term financing described in Note 6 and, accordingly, has been classified as long-term debt as of May 27, 2006 along with related accrued interest of $1,712,809 also refinanced. The borrowings under the Bridge Loan are secured by a first priority lien against all assets of the Borrowers and Ascendia Real Estate, and by a pledge of the shares in Ascendia owned by two shareholders.

NOTE 4 -- INVENTORIES

Inventory consists of the following:

	MAY 27,	FEBRUARY 28,
	2006	2006
Raw materials	$3,893,544	$3,707,920
Finished goods	11,065,593	12,561,454

	$14,959,137	$16,269,374

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	MAY 27,	FEBRUARY 28,
	2006	2006
Land	$660,000	$660,000
Computer equipment and software	939,740	1,093,049
Furniture and fixtures	253,022	252,916
Building	2,644,864	2,644,864
Machinery and equipment	4,219,473	3,952,652
Dies and molds	75,848	87,397
Leasehold improvements	141,562	138,749
Construction in progress	385,368	279,742

	9,319,877	9,109,369

Less accumulated depreciation and amortization	(2,886,983)	(2,606,928)

	$6,432,894	$6,502,441

Depreciation and amortization expense related to property, plant and equipment was $259,396 and $240,121, respectively for the thirteen weeks ended May 27, 2006 and May 28, 2005.

As of May 27, 2006 and February 28, 2006, machinery and equipment includes assets under capital leases totaling $153,559. Accumulated amortization on the capital leases was $43,508 and $39,669 as of May 27, 2006 and February 28, 2006, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the thirteen weeks ended May 27, 2006 and May 28, 2005.

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

(b) Under the Securities Purchase Agreement, the Company sold Prencen Lending convertible notes (the “Notes”) in the principal amount of $91.0 million (and warrants described below) in exchange for the settlement of obligations under the Bridge Loan ($80.0 million) and $11.0 million in funding which was used to pay accrued interest on the Bridge Loan ($4.1 million), fees associated with the refinancing ($4.2 million) and produce net cash proceeds to the Company of approximately $2.7 million.

The Notes have a term of 10 years (subject to the put and call rights described below) and bear interest at the rate of 9 percent per annum, provided that during the first six months of the term, Ascendia will have the option to accrue and capitalize interest. As a result, the Company elected to capitalize accrued interest as of May 27, 2006 on the Notes of $1,712,809. In the event of Ascendia making an acquisition in the consumer products area that shall in form and substance be satisfactory to a majority of the holders of the Notes (an Approved Acquisiton), it may elect to defer and capitalize interest for the balance of the term of the Notes. In addition, upon the consummation of such an Approved Acquisition, Ascendia may redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15 percent.

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

At any time after the fifth anniversary of the issuance of the Notes, Ascendia may redeem or any holder may require the Company to redeem all or any portion of the balance outstanding under the Notes at a premium of 5 percent. Such 5 percent premium will be accreted to the recorded liability for the Notes over the first five years and be charged to interest expense under the effective interest method. In the event of a default or a change in control of Ascendia, the holders of the Notes may require the Company to redeem the Notes at a premium of 25 percent.

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

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, Ascendia also issued certain warrants (the Series A warrants) entitling Prencen to purchase 3,053,358 shares of its common stock at an exercise price of $2.10. In addition, Ascendia commited to the issuance of certain warrants (the Series B warrants) entitling Prencen to purchase shares of its common stock under terms that are contingent upon the balance outstanding on the Notes at the earlier to occur of an Approved Acquisition or October 31, 2006. If the balance outstanding under the Notes on such date is greater or less than $61.0 million, Ascendia is required to issue to Prencen up to 3 million Series B warrants, at exercise prices ranging from $1.15 to $1.95. In the event the balance outstanding under the Notes is $61.0 million, no Series B warrants will be issued. The fair market value of the Series A and B warrants, when estimated, may be recorded separately as a liability at the date of issuance with an offsetting debt discount that would be amortized to interest expense under the effective interest method. Subsequent adjustments to the market value of the liability at each reporting date thereafter would be recorded as a component of interest expense in the period of such change.

Upon closing of the Long-Term Financing, Ascendia paid Prentice Capital Management, LP, an affiliate of Prencen and Prencen Lending, a closing fee of $3,667,500 and reimbursed Prencen Lending for certain disbursements related to the transaction. In addition, Ascendia paid fees and expenses of $5,525,171 to Stanford Group Company (“Stanford”) in connection with the Long-Term Financing. At closing, Ascendia issued to Stanford warrants for the purchase of its common stock as follows: (i) 137,615 warrants at an exercise price of $3.76 per share, and (ii) 552,632 warrants at an exercise price of $4.37 per share. Such cash costs and the value of the warrants issued to Stanford will be treated as a cost of the related financing and be amortized to interest expense under the effective interest method.

Revolver

On August 3, 2006, the Company closed on a revolving line of credit with a major financial institution for a $13.0 million three year facility. This facility was used to fund approximately $1.8 million of the above noted cash costs associated with the Long-Term Financing and approximately $3.6 million was used to redeem certain shares of the Company’s Series A Preferred Stock from MarNan LLC and Dana Holdings LLC (see Note 12), with the remainder availability to be used in the future for working capital and general corporate purposes. The facility is secured with the Company’s United States accounts receivable and inventory.

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

Long-term debt consists of the following:

	MAY 27,	FEBRUARY 28,
	2006	2006
Bridge Loan, including accrued interest as of May 27, 2006	$81,712,809	$80,000,000
Capital leases	21,277	31,749
	81,734,086	80,031,749
Less current portion	21,277	31,749

	$81,712,809	$80,000,000

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

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

	CAPITAL	OPERATING
	LEASES	LEASES

2007	$21,510	$842,949
2008	—	814,071
2009	—	626,277
2010	—	620,989
2011	—	524,528
2012	—	106,133
Total minimum lease payments	$21,510	$3,534,947

Less amounts representing interest	(233)

Present value of future minimum lease payments	$21,277

Also the Company had purchase obligations of $3,746,808 as of May 27, 2006.

The Company must maintain sufficient stockholders’ equity to continue its listing on The American Stock Exchange. As a result of experiencing continuing losses, additional equity capital will be required to maintain sufficient net worth. As of May 27, 2006, stockholders’ equity is approximately $5.4 million, which is below the minimum required of $6.0 million for companies with sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The Company is currently evaluating alternatives, including the possibility of additional equity contributions and expects to be able to maintain the listing on the American Stock Exchange. Sustained or recurring failure to meet the equity requirements of The American Stock Exchange could ultimately lead to the Company being delisted from trading and therefore potentially impact the Company’s ability to raise debt or equity capital in the future.

Cenuco Wireless is currently the defendant in a patent infringement case commenced on February 1, 2005 in Federal District Court for the Southern District of New York (Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The plaintiff, Raymond Anthony Joao, asserts in his complaint that Cenuco Wireless is infringing certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130, which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has timely answered the complaint denying infringement, and intends to defend this case vigorously on the merits. Management believes that the patents relied on by Joao are invalid and that the chances of Joao prevailing are remote. Nonetheless, there can be no assurance as to the outcome of the case, and a judicial determination that Cenuco Wireless is infringing Joao’s patents, while unlikely, could have a material adverse effect on the ability of Cenuco Wireless to market and sell its current product line. Similarly, there is no assurance that Cenuco Wireless would be able to develop, at a reasonable cost, within a reasonable length of time or at all, a “workaround” to eliminate any patent infringement found to exist.

The Company is subject to certain claims and litigation in the normal course of business. Management believes, after consulting with legal counsel, that the ultimate liability resulting from these matters will not materially affect the consolidated results of operations or financial position of the Company.

NOTE 9 -- STOCK OPTIONS AND WARRANTS

SFAS No. 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period.

The Company adopted SFAS No. 123 (R) using the modified prospective transition method, which requires application of the accounting standard as of March 1, 2006 and for all periods thereafter. All previously granted options have either expired or become fully vested prior to February 28, 2006 and no new options have been granted since then. Accordingly, there was no non-cash compensation recorded under SFAS No. 123 (R) in the thirteen week period ended May 27, 2006 and no unrecorded fair value based compensation with respect to options as of that date. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123 (R).

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for periods prior to March 1, 2006 because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS No. 123 for the periods prior to March 1, 2006, the Company estimated forfeitures and in subsequent periods the Company will adjust forfeitures for actual amounts.

For purposes of determining the estimated fair value of share-based payment awards issued in the form of stock options, under SFAS No. 123(R) the Company utilizes the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the Company’s stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value under the Black-Scholes Model. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The following information applies to options outstanding at May 27, 2006:

	Options Outstanding and Exercisable
	Weighted -
	Average
	Remaining
	Contractual
Range of Prices	Life (Years)	Shares
$0.42	6.26	73,332
$0.55	0.58	40,000
$1.15	7.53	218,335
$1.55	6.62	35,001
$2.00	4.76	130,000
$3.71	8.16	40,000
$4.00	8.16	20,000
		556,668

At May 27, 2006, the aggregate intrinsic value of options outstanding and exercisable was $996,035. The weighted average remaining contractual term of options outstanding and exercisable at May 27, 2006 was 6.23 years. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of May 27, 2006, which would have been received by the option holders had they exercised their in-the-money options as of that date. During the thirteen weeks ended May 27 2006, no outstanding options vested and no options were exercised.

From the date of the Merger to May 27, 2006, 162,500 warrants have been exercised at an exercise price of $1 per share.

The following information applies to all warrants outstanding at May 27, 2006:

	Warrants Outstanding and Exercisable
	Weighted -
	Average
	Remaining
	Contractual
Range of Prices	Life (Years)	Shares
$1.00	2.55	119,000
$4.00	3.08	105,784
$4.50	2.95	1,387,760
$5.00 to $6.50	3.01	350,000
$6.00	3.98	500,000
		2,462,544

NOTE 10 -- CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE

Capital Structure:

At May 27, 2006, the outstanding share capital of the Company is comprised of: (i) 13,913,056 shares of common stock (“Common Stock”), and (ii) 2,553.7 shares of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”).

The Series A Preferred Stock was issued in connection with the completion of the Merger as described in Note 1 to the consolidated financial statements. The holders of the Series A Preferred Stock are entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. No dividends have been declared as of May 27, 2006. In addition to the dividends payable to the holders of Series A Preferred Stock, the Company shall declare a dividend or distribution on the Series A Preferred Stock equal to any amount declared on the Common Stock. Holders of the Series A Preferred Stock (using the number of common shares into which each share of Series A Preferred Stock is convertible) and the holders of Common Stock vote together as one class on all matters submitted to a vote of stockholders of the Company, provided however that the holders of the Series A Preferred Stock are not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to liquidation preferences over all other classes of capital stock. The holders of Series A Preferred Stock shall receive an amount equal to $1,000 per share of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution to the holders of any other class of capital stock. If the assets available for distribution are sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Series A Preferred Stock shall share equally with holder of the Common Stock on a per share basis (using the number of common shares into which each share of Series A Preferred Stock is convertible). Each share of Series A Preferred Stock carries the voting rights on a basis such that the rights of the Series A Preferred Stock as a whole correspond to 65 percent of the aggregate rights of the Series A Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company’s authorized share capital, each share of Series A Preferred Stock will automatically convert into shares of Common Stock on such a basis that, following conversion, the holders of the Series A Preferred Stock will hold the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion. The Series A Preferred Stock is not redeemable.

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

	For the thirteen weeks ended
	May 27, 2006	May 28, 2005
Allocation of net loss
Basic and Diluted:
- Common Stock	$(3,543,826)	$(294,496)
- Series A Preferred	0	(1,833,994)
Net loss	$(3,543,826)	$(2,128,490)

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock outstanding during the period utilized in the calculation of loss per share:

Weighted average number of Common Stock shares - basic and diluted	13,907,351	13,750,556

Weighted average number of Series A Preferred shares -
basic and diluted	2,554	2,554

Basic and diluted net loss per share - common	$(.25)	$(.02)

Basic and diluted net loss per share -
Series A Preferred	$0	$(718)

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex asset acquisition are reported in HBC Division.

THIRTEEN WEEKS ENDED MAY 27, 2006

DIVISION	HBC	WAD	TOTAL
Net Sales	$24,847,272	$75,016	$24,922,288
Profit (loss) from operations	623,007	(656,222)	(33,215)
Net loss	$(2,887,604)	$(656,222)	$(3,543,826)

Total Assets	$80,210,711	$21,693,633	$101,904,344

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended May 27, 2006:
United States	$18,909,212	$72,455,373
Canada	3,327,537	615,492
Other foreign countries	2,685,539	—
Total	$24,922,288	$73,070,865

THIRTEEN WEEKS ENDED MAY 28, 2005

DIVISION	HBC	WAD	TOTAL
Net Sales	$17,347,748	$3,314	$17,351,062
Loss from operations	(1,588,019)	(63,229)	(1,651,248)
Net loss	$(2,065,861)	$(63,629)	$(2,128,490)

Total Assets	$25,314,080	$45,272,832	$70,586,912

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended May 28, 2005:
United States	$11,480,889	$43,926,465
Canada	3,729,740	576,181
Other foreign countries	2,140,433	—
Total	$17,351,062	$44,502,646

NOTE 12 -- TRANSACTIONS WITH RELATED PARTIES

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $29,845 for professional fees, facility usage and reimbursable expenses for the thirteen weeks ended May 27, 2006 and $133,029 for the thirteen weeks ended May 28, 2005. At May 27, 2006, and February 28, 2006, the Company owed THGLLP $29,695 and $35,595, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. MarNan owns 40 percent of the Company’s Series A Preferred Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of the Board of Directors of the Company from May 20, 2005, is a Managing Member of ZVLLC. For the thirteen weeks ended May 27, 2006, ZVLLC did not invoice the Company. For the thirteen weeks ended May 28, 2005, ZVLLC invoiced the Company for $19,078. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. No monies were due ZVLLC at May 27, 2006 and February 28, 2006.

Kenneth D. Taylor, a member of the Board of Directors of the Company from May 20, 2005, provided consulting services to the Company. For the thirteen weeks ended May 27, 2006, Mr. Taylor did not invoice the Company. For the thirteen weeks ended May 28, 2005 he invoiced the Company for $5,000. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. No monies were due Mr. Taylor at May 27, 2006 and February 28, 2006.

The Hermes Group LLC (THGLLC), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen weeks ended May 27, 2006 and May 28, 2005, THGLLC invoiced Lander, a wholly owned subsidiary of the Company, for $113,540 and $0, respectively, as compensation for the provision of business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which is a 40% shareholder of the Series A Preferred Stock of the Company. As of May 27, 2006 and February 28, 2006, there was a balance due to THGLLC of $3,540 and $6,900, respectively.

Joseph A. Falsetti (who is a Director and the Chief Executive Officer of the Company) and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in Dana Holdings, LLC (“Dana Holdings”), a New Jersey limited liability company. Dana Holdings owns 40 percent of the Company’s Series A Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for the Company’s products; the development of new technology; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company’s future business; credit concerns in this industry; and other risks detailed from time to time in the Company’s other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations. The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

BUSINESS SUMMARY

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

Ascendia Brands, Inc. (“Ascendia”, the “Company,” the “Registrant,” “we” or “us”). The Company is a holding company, organized under Delaware law, with its executive offices in Hamilton, New Jersey. It owns directly the stock of Hermes Acquisition Company I LLC and Cenuco, Inc.

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

Prior to the acquisition of the former Playtex brands, Ascendia’s health and beauty care division distributed more than 82 million units annually (primarily liquid fill bath care, baby care and skin care products) in North America, and another nine million units internationally. Subsequent to the acquisition, the Company estimates it will distribute an additional 40 million units annually. This increases total Company annual units to an estimated 131 million on a global basis.

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

Ascendia Brands enjoys a broad distribution base comprised of a variety of markets and distribution channels internationally. During the fiscal year ended February 28, 2006, approximately 69 percent of Ascendia Brands’ gross revenues were derived in the United States, 20 percent were derived in Canada and the remaining 11 percent in roughly 90 other countries throughout the Americas, Europe, Asia, the Middle East and Africa. In the U.S. and Canada, Ascendia Brands’ products are widely distributed throughout the food, drug, mass and dollar/specialty channels. The brands are now sold in over 60,000 retail outlets in the United States and Canada. Ascendia Brands’ largest customer is Wal-Mart, which accounted for approximately 36 percent of U.S. revenues and over 34 percent of Canadian revenues in the year ended February 28, 2006. Other major customers include Walgreen’s, K-Mart, Shopper’s Drug, Dollar General, Dollar Tree and Centennial, our Mexican distributor. As a result of the acquisition of the former Playtex brands, Ascendia Brands has gained access to several additional customers, including Target, Toys ‘R’ Us, Safeway and Kroger.

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

Ascendia Brands’ Binghamton plant is a 163,000 square foot facility with 160 employees split into three 8 working hour shifts, five days a week. The hourly employees are represented by the International Chemical Workers’ Union, Local 293, with a contact that expires May 1, 2009. To the Company’s knowledge, labor relations are good. The Binghamton plant primarily produces health and beauty care products for sale in the United States and internationally under the Lander brand name. In addition, the plant is currently producing Mr. Bubble, and will in the near term commence manufacturing Baby Magic, Dorothy Gray and Tussy. Products produced in this plant include bubble bath, lotions and creams, and baby products such as shampoo, baby oil, and baby powder. Additionally, this facility is approved by the United States Food & Drug Administration and the New York Board of Pharmacy to manufacture over-the-counter (OTC) drugs such as topical analgesics and vapor rubs.

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

Wireless Applications Development Division

Introduction

The Company’s wireless applications development division, conducted through Cenuco Wireless (located in Boca Raton, Florida), focuses on the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as “remote video monitoring via cellular device”. In this segment, Cenuco Wireless offers cellular carriers, Internet and security service providers, resellers and distributors a host of wireless video streaming products that generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services. The business model provides additional recurring monthly service revenue models for carriers, ISPs, resellers and distributors.

We are currently in deployment negotiations and/or testing relationships with a number of international and national cellular carriers, major distribution providers, resellers and potential technology licensees.

Our wireless remote video monitoring technologies via cellular device (cellular phone, Pocket PC mobile Edition, Smart Phone, remote wire line computer, and remote cellular connected computer) have been customized to service a variety of market segments. On July 9, 2003, we announced that we had been awarded General Services Administration (GSA) contract number GS-03F-0025N by the United States government, allowing Cenuco Wireless to sell its products, technologies and services to every branch of the United States government, including all military agencies and the Department of Homeland Security. The entire line of CenVid products, launched this year, has also been accepted into the contract with GSA. The market size for remote video monitoring is estimated to be in excess of $100 million domestically, and as high as $500 million globally.

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

During 2005 Cenuco Wireless completed the development and has deployed its new commercial security product line, CenVid. The product is currently sold through ten dealers nationally, and is promoted by 10 Manufacturers Representative Firms covering all 50 states in the U.S. Numerous companies and customers are evaluating the product, for purchase in 2006.

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

Partnerships and Strategic Relationships

During fiscal 2006, our business strategy included the development of strategic technical and distribution partnerships. Management believes that these partnerships will enable Cenuco Wireless to maintain a market leadership position, as well as develop significant sales revenue. These partnerships include:

Microsoft. Microsoft has certified our wireless client applications for Windows SP powered Smart Phones and mobile edition Pocket PCs. In the last quarter, Microsoft has awarded Cenuco WirelessGold Certified Partner status due to our expertise in wireless software development on the Microsoft platform.

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

Cingular. Our wireless client software for all products has been tested and certified by Cingular, the largest carrier currently in the United States. Cingular certification is a significant step forward to a more comprehensive deployment program with Cingular. As an expansion, effective in February 2006, Cingular and Cenuco Wireless are now officially co-marketing and co-selling Cenuco Wireless solutions on a regional basis. Management expects that this will expand nationally through fiscal 2007.

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

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $16,421,000 being recorded.

Acquisition of Assets – During Fiscal Year Ended February 28, 2006

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

•	revenue recognition;
•	cooperative advertising;
•	trade accounts receivable;
•	sales returns reserve;
•	accounting for inventory and of costs of goods sold;
•	accounting for goodwill and intangible assets;
•	accounting for plant, property and equipment and
•	income taxes

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

Goodwill and Indefinite Lived Intangibles

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $30,974,680. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16,924,477 being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. 013fIn the fourth quarter of the fiscal year ended February 28, 2006, in accordance with SFAS No. 142, the Company completed the test for impairment in the carrying value of goodwill and determined that an impairment charge of $16,421,000 was required.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, the Company recorded intangible assets of $8,000,000, related to acquired software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $385,753 for the thirteen weeks ended May 27, 2006. No amortization expense was recorded for the thirteen weeks ended May 28, 2005.

As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the assets acquired, in proportion to their respective estimated fair values, which resulted in $30,393,673 being allocated to customer relationships. Management has adopted the straight-line method of amortizing these assets over their estimated useful lives of 10 years. For the thirteen weeks ended May 27, 2006 and May 28, 2005, amortization expense was recorded of $732,779 and $0, respectively.

Other Assets, Net: Other assets, net of approximately $0.1 million consist of security deposits on operating leases and deferred financing costs related to the CIT revolving line of credit (see Note 6). The deferred financing costs are being amortized on a straight-line basis over the respective terms of the related financing arrangements, including the originally anticipated six-month term of the Bridge Loan (see Note 3) ending May 15, 2006. Amortization expense related to deferred financing costs was $1,170,832 and $50,546, respectively, for the thirteen weeks ended May 27, 2006 and May 28, 2005.

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

As of March 1, 2006, the Company adopted the Statement of Financial Accounting Standards (SFAS No. 123 (R), “Share Based Payment”. Prior to the adoption od SFAS No. 123 (R), the Company recognized and measured the share-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees”, and related interpretations. The adoption of SFAS No. 123 (R) did not have a material impact on the results of operations for the thirteen weeks ended May 27, 2006. See Note 9, “Stock Options and Warrants”, for more information regarding the Company’s adoption of SFAS No. 123 (R).

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a material impact on our consolidated results of operations and financial condition. In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material impact on our consolidated results of operations or financial condition.

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

THIRTEEN WEEKS ENDED MAY 27, 2006 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 28, 2005

GENERAL

The brand portfolio has grown through acquisition of well-recognized brands from a larger consumer products company, which at the time of acquisition were considered “non-core” by their previous owner and did not benefit from the focus of senior level management or strong marketing and sales support. After acquiring a brand, the focus is to increase its sales, market share and distribution in both existing and new channels. This growth will be driven by new marketing and sales strategies, improved packaging and formulations, innovative new products and line extensions.

REVENUES

Consolidated net revenues for the thirteen weeks ended May 27, 2006 increased $7.6 million (+43.6%) when compared to net revenues for the thirteen weeks ended May 28, 2005. This quarter's volume was favorably impacted by the Company’s acquisition of the former Playtex Brands, which resulted in an additional $9.5 million in revenue this quarter, compared to prior year.

U.S. revenues from the core Lander branded products decreased during the quarter by $1.4 million, primarily related to the strategic shift to premium value higher margin products and the planned decline of extreme value products. Sales of Lander Premium Value products, which includes Lander Kids 1.5 liter bubble bath, Lander Essential Foam Bath and Beads, increased by $1.3 million, partially offset by a decrease of $0.8 million in Lander 64 ounce Adult Bubble Bath attributable to a prior year promotion at a major retailer. In addition, net revenues of extreme value products (i.e. those retailing for $1.00) decreased by $1.9 million versus prior year, reflecting the Company’s strategic shift to enhanced value, higher margin products.

Net sales derived from Lander Canada decreased by $0.4 million (10.8%) this quarter versus the same period last year. There was a decrease in extreme value products of $0.6 million, consistent with the trends previously discussed for the U.S. market. This decrease was partially offset by a positive impact from exchange rate gains of $0.2 million.

Net sales for WAD division are not material for the thirteen weeks ended May 27, 2006 and May 28, 2005.

GROSS PROFIT

Consolidated gross profit increased by $3.7 million for the thirteen weeks ended May 27, 2006 from $1.1 million for the thirteen weeks ended May 28, 2005. The Playtex Acquisition resulted in an overall increase in gross profit by $4.3 million for the quarter. Inflationary increases resulting from rising oil prices impacted commodity pricing resulting in higher raw material prices for surfactants, mineral oil and bottles along with decreased production at both facilities negatively impacted the quarter by $0.6 million.

Gross profit for the WAD division is not material for the thirteen weeks ended May 27, 2006 and May 28, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $4.8 million for the thirteen weeks ended May 27, 2006 compared to $2.7 million for the thirteen weeks ended May 28, 2005. The increase of $2.1 million is partially attributable to factors associated with May 20, 2005 merger with Cenuco, Inc and the Playtex product acquisition in November 2005. Specifically $1.0 million relates to amortization of intangibles assets in both the WAD division ($.3 million) and Playtex asset acquisition ($.7 million). $0.4 million relates to increased expenses in the Company’s marketing department and $0.4 million as a result of increased operating expenses in the Cenuco Wireless division. The balance of the increase, ($0.3 million) relates to incremental salary, benefits and professional fees associated with being a public entity.

INTEREST EXPENSE

Interest expense including amortization of finance fees increased to $3.7 million for the thirteen weeks ended May 27, 2006. The increase of $3.3 million over the thirteen weeks ended May 28, 2005 is due primarily to interest and finance fees incurred in connection with the $80 million Bridge Loan used to fund the Playtex asset acquisition. The Bridge Loan was refinanced with senior convertible notes totaling $91.0 million (see below under Liquidity and Capital Resources).

OTHER FINANCIAL ITEMS

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

The Bridge Loan was originally due and payable on May 15, 2006. The Bridge Loan term was extended to coincide with the closing of the Second and Restated Securities Purchase Agreement described below, with interest to accrue and be paid at closing. The Bridge Loan principal along with related accrued interest (which amounted to $1.7 million as of May 27, 2006) was refinanced with the long-term financing described below. The borrowings under the Bridge Loan are secured by a first priority lien against all assets of the Borrowers and HREI, and by a pledge of the shares in Ascendia owned by two shareholders.

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

The Notes have a term of 10 years (subject to the put and call rights described below) and bear interest at the rate of 9 percent per annum, provided that during the first six months of the term, Ascendia will have the option to accrue and capitalize interest. As a result, the Company elected to capitalize accrued interest as of May 27, 2006 on the Notes of $1,712,809. In the event of Ascendia making an acquisition in the consumer products area that shall in form and substance be satisfactory to a majority of the holders of the Notes (an Approved Acquisiton), it may elect to defer and capitalize interest for the balance of the term of the Notes. In addition, upon the consummation of such an Approved Acquisition, Ascendia may redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15 percent.

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

Revolver

On August 3, 2006, the Company closed on a revolving line of credit with a major financial institution for a $13.0 million three year facility. This facility will be used to fund approximately $1.8 million of the above noted cash costs associated with the Long-Term Financing and approximately $3.6 million was used to redeem certain shares of the Company’s Series A Preferred Stock from MarNan LLC and Dana Holdings LLC (see below, under the heading – Transactions with Related and Certain Other Parties), with the remainder availability to be used in the future for working capital and general corporate purposes. The facility is secured with the Company’s United States accounts receivable and inventory.

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

At May 27, 2006 Ascendia had cash and cash equivalents of $0.3 million. Management believes this and other financing sources subsequently made available, including the $13.0 million committed revolver and the increase in the Financing Facility from $80.0 million to $91.0 million, provides Ascendia with sufficient operating liquidity for at least the next 12 months.

Cash Flow – Thirteen Weeks Ended May 27, 2006 and May 28, 2005

Net cash used in operating activities was ($1.4) million and ($2.5) million, respectively for the thirteen weeks ended May 27, 2006 and May 28, 2005. For the thirteen weeks ended May 27, 2006, the factors contributing to negative operating cash flow were a net loss of $3.5 million, less the net effect of non-cash items of $2.6 million. Other assets and liabilities provided a negative change of $0.5 million. For the thirteen weeks ended May 28, 2005, the major contributors to a negative operating cash flow of ($2.5) million were a net loss of ($2.1) million, plus the net negative change in operating assets and liabilities of ($0.7) million, less the net effect of non-cash items of $0.3 million.

Net cash provided by (used in) investing activities was ($0.2) million for the thirteen weeks ended May 27, 2006 compared to $5.9 million for the thirteen weeks ended May 28, 2005. For the thirteen weeks ended May 27, 2006, the major activities consisted $0.2 million for capital equipment purchases. For the thirteen weeks ended May 28, 2005, cash of $6.0 million was received as a result of the Merger on May 20, 2005, less the net amount expended of $0.1 million for deferred acquisition costs and capital equipment.

Net cash used in financing activities for the thirteen weeks ended May 27, 2006 was $15 thousand compared to net cash provided by financing activities for the thirteen weeks ended May 28, 2005 of $1.9 million. The majority of the activity related to the thirteen weeks ended May 27, 2006 was related to financing cost and payments for capital leases, less receipt of funds due to exercise of warrants. The major activity for the thirteen weeks ended May 28, 2005 relates to net borrowings under the Company’s line of credit.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of $29,845 for professional fees, facility usage and reimbursable expenses for the thirteen weeks ended May 27, 2006 and $133,029 for the thirteen weeks ended May 28, 2005. At May 27, 2006, and February 28, 2006, the Company owed THGLLP $29,695 and $35,595, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. MarNan owns 40 percent of the Company’s Series A Preferred Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of the Board of Directors of the Company from May 20, 2005, is a Managing Member of ZVLLC. For the thirteen weeks ended May 27, 2006, ZVLLC did not invoice the Company. For the thirteen weeks ended May 28, 2005, ZVLLC invoiced the Company for $19,078. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. No monies were due ZVLLC at May 27, 2006 and February 28, 2006.

Kenneth D. Taylor, a member of the Board of Directors of the Company from May 20, 2005, provided consulting services to the Company. For the thirteen weeks ended May 27, 2006, Mr. Taylor did not invoice the Company. For the thirteen weeks ended May 28, 2005 he invoiced the Company for $5,000. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. No monies were due Mr. Taylor at May 27, 2006 and February 28, 2006.

The Hermes Group LLC (THGLLC), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen weeks ended May 27, 2006 and May 28, 2005, THGLLC invoiced Lander, a wholly owned subsidiary of the Company, for $113,540 and $0, respectively, as compensation for the provision of business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which is a 40% shareholder of the Series A Preferred Stock of the Company. As of May 27, 2006 and February 28, 2006, there was a balance due to THGLLC of $3,540 and $6,900, respectively.

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

For the thirteen weeks ended May 27, 2006, Ascendia Brands’ top five customers accounted for approximately 48 percent of net sales, with one customer (Wal-Mart) accounting for 34 percent and a second (Dollar Tree) for 5 percent. We expect that for the year ending February 28, 2007 and future periods, Ascendia Brands’ top five customers, including Wal-Mart and Dollar Tree, will, in the aggregate, continue to account for a significant portion of our gross sales. The loss of one or more of Ascendia Brands’ top customers, any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers’ stores, could reduce Ascendia Brands’ gross sales and therefore could have a material adverse effect on our sales, operating results and profitability.

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

Our business depends upon the protection of our intellectual property rights.

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

The Company must maintain sufficient stockholders’ equity to continue its listing on The American Stock Exchange. As a result of experiencing continuing losses, additional equity capital will be required to maintain sufficient net worth. As of May 27, 2006, stockholders’ equity is approximately $5.4 million, which is below the minimum required of $6.0 million for companies with sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The Company is currently evaluating alternatives, including the possibility of additional equity contributions and expects to be able to maintain the listing on the American Stock Exchange. Sustained or recurring failure to meet the equity requirements of The American Stock Exchange could ultimately lead to the Company being delisted from trading and therefore potentially impact the Company’s ability to raise debt or equity capital in the future.

Future Impairments to Goodwill and other non amortizable intangible assets.

The Company has approximately $31.5 million of goodwill and other non amortizable intangible assets. The testing for impairment in the future may result in additional write-offs.

Hedging and Trading Activities

The Company does not engage in any hedging activities, including currency-hedging activities, in connection with its foreign operations and sales. To date, except for Canada, all of the Company’s international sales have been denominated in U.S. dollars.

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

Contractual Obligations

	PAYMENTS DUE BY PERIOD
	(US$)
CONTRACTUAL OBLIGATIONS		LESS THAN			MORE THAN
($)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt obligations (1)	$81,712,809	$—	—	—	81,712,809
Capital lease obligations	21,277	21,277	—	—	—
Operating lease obligations	3,534,947	842,949	1,440,348	1,145,517	106,133
Purchase Obligations	3,746,808	3,746,808	—	—	—
Total	$89,015,841	$4,611,034	$1,440,348	$1,145,517	$81,818,942

(1)

Presented as long-term debt in the above table based upon the terms of the financing facility subsequently closed on August 3, 2006 and used to repay the above $80,000,000 outstanding Bridge Loan as of February 28, 2006. Accrued interest at May 27, 2006 has been capitalized and added to long-term debt obligation (see Note 6 to the consolidated financial statements).

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

The Company has also evaluated its exposure to fluctuations in interest rates. Approximately $91.0 million of debt is currently outstanding under the Finance Facility and the rate is fixed at 9% for the next 10 years. If the Company were to fully utilize the $13 million available under the Revolver, an increase of two percent in interest rates would increase interest expense by approximately $65,000 per quarter. The interest rate risks related to the Company’s other interest-related accounts such as its post-retirement obligations are deemed to be insignificant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the thirteen week period ended May 27, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of May 27, 2006 since we have not yet completed the remediation of the material weaknesses discussed in Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K (“2006 Form 10-K”) for the year ended February 28, 2006 filed with the SEC on August 11, 2006.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s internal control assessment as of February 28, 2006 and as detailed in our fiscal year 2006 Form 10-K identified certain deficiencies in the application of purchase accounting for acquisitions completed during the year and the subsequent evaluation of goodwill for the impairment which occurred in the fourth quarter. As a result, management reported material weaknesses related to the lack of sufficient and appropriate internal expertise to evaluate the input provided to us from outside valuation experts used in our purchase accounting and in our goodwill impairment testing.

Our management is treating these material weaknesses identified above very seriously. We are currently evaluating the material weaknesses related to purchase accounting and goodwill impairment and a remediation plan is expected to be completed in the second quarter.

Management is committed to the execution of this remediation plan and the implementation of the necessary enhancements to ensure strict compliance. We will continue to monitor the improvements in the internal control over purchase accounting and impairment testing to ensure the remediation of these material weaknesses. We anticipate completing these remediation activities by the end of the third quarter of fiscal 2007.

Changes in Internal Controls

Except as discussed above, there were no changes made in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Exhibit 31.2 - Certification of John D. Wille filed herein

Exhibit 32 - Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENDIA BRANDS, INC.

By:	/s/ Joseph A. Falsetti
Joseph A. Falsetti, President & CEO

By:	/s/ John D. Wille
John D. Wille, Chief Financial Officer

Date: August 18, 2006