Form 10-Q/A
period 2005-08-27
ASCENDIA BRANDS, INC.
filed 2006-09-15
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO.1
                        (Original filed October 17, 2005

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the fiscal thirteen weeks ended August 27, 2005


                        Commission File Number: 033-25900


                              ASCENDIA BRANDS, INC.
                             (formerly Cenuco, Inc.)


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

                     ASCENDIA BRANDS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            PAGE

PART I.  Financial Information

    Item 1 - Financial Statements ..........................................   4

         Consolidated Balance Sheets
         As of August 27, 2005 (Unaudited) and February 28, 2005 ...........   4

         Consolidated Statements of Operations (Unaudited)
         For the Thirteen and Twenty-Six Weeks ended
         August 27, 2005 and August 28, 2004 ...............................   5

         Consolidated Statement of Stockholders'/Members' Equity (Deficit)
         (Unaudited) For the Twenty-Six Weeks ended August 27, 2005 ........   6

         Consolidated Statements of Cash Flows (Unaudited) For the
         Twenty-Six Weeks ended August 27, 2005 and August 28, 2004 ........   7

         Notes to Consolidated Financial Statements ........................   8

    Item 2 - Management's Discussion and Analysis And
             Results of Operations .........................................  29

    Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk .............................................  40

    Item 4 - Controls and Procedures .......................................  41


PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings .............................................  42

    Item 6 - Exhibits ......................................................  42

Signatures .................................................................  43

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2005 ("Second Quarter Form 10-Q/A") reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the thirteen and twenty-six weeks ended August 27, 2005 to correct an error in the initial purchase price allocation to identifiable intangible assets in connection with the May 20, 2005 Merger. Further information on the effect of the restatement on the Company's Consolidated Financial Statements is discussed in Note 2 to such financial statements included in Item 1 of Part I of this Second Quarter Form 10-Q/A.

This Second Quarter Form 10-Q/A is being filed for purposes of amending the Quarterly Report on Form 10-Q for the thirteen and twenty-six weeks ended August 27, 2005 ("Second Quarter Form 10-Q") of the Company, which was originally filed on October 17, 2005, and provides information about the financial results for the thirteen and twenty-six weeks ended August 27, 2005 (as restated as described above) and August 28, 2004. The following items have been amended as a result of the restatement:

      o  Part I - Item 1 - Consolidated Financial Statements (unaudited)

      o Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      o  Part I - Item 4 - Controls and Procedures

The Company has supplemented Item 6 of Part II to include current certifications of the Company's chief executive officer and chief financial officer pursuant to the Securities Exchange Act of 1934, as amended, filed as Exhibits 31.1, 31.2 and 32 to this Second Quarter Form 10-Q/A.

The financial information that is included in this Second Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement is only related to the thirteen and twenty-six weeks ended August 27, 2005. All amounts included in this report as of and for the thirteen and twenty-six weeks ended August 28, 2004 and as of February 28, 2005 are not affected by the restatement. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Information in this Second Quarter Form 10-Q/A is generally stated as of August 27, 2005 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this Second Quarter Form 10-Q/A have been revised to reflect events and developments subsequent to August 27, 2005.

With the filing of this Second Quarter Form 10-Q/A, the Company has amended the Second Quarter Form 10-Q. Accordingly, the Company's Consolidated Financial Statements for the thirteen and twenty-six weeks ended August 27, 2005 and the related financial information contained in the Second Quarter Form 10-Q should no longer be relied upon.

Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                     ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  August 27,       February 28,
                                                     2005              2005
                                                 ------------      ------------
                                                  (Restated)
ASSETS
Current Assets:
Cash and cash equivalents ..................     $    431,078      $     31,763
Trade receivables, net of allowance for
 doubtful accounts of $593,880 at August 27,
 2005 and $547,306 at February 28, 2005 ....        8,313,036         8,002,867
Notes receivable, current portion ..........          118,954                 -
Inventories ................................        7,385,019         8,725,952
Prepaid expenses and other .................        1,069,973           564,617
                                                 ------------      ------------
Total current assets .......................       17,318,060        17,325,199
Property, plant and equipment - net ........        5,799,308         6,017,533
Goodwill ...................................       30,974,680                 -
Intangibles - net ..........................        7,562,827                 -
Notes receivable, less current portion .....          559,655                 -
Other assets, net ..........................        1,159,601           692,817
                                                 ------------      ------------
Total assets ...............................     $ 63,374,131      $ 24,035,549
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable ...........................     $ 10,667,927      $ 10,541,956
Accrued expenses ...........................        3,009,803         2,845,485
Current portion of long-tem debt ...........        7,315,945         8,929,540
                                                 ------------      ------------
Total current liabilities ..................       20,993,675        22,316,981
Long-term debt, less current portion .......        6,509,982         6,875,296
Long-term pension obligation ...............          731,361           673,328
Other liabilities ..........................          224,601                 -
                                                 ------------      ------------
Total liabilities ..........................       28,459,619        29,865,605

Stockholders' equity:

Preferred stock, par value $.001 per share;
 Authorized 1,000,000 shares; issued
 2,553.6746 shares at August 27, 2005;
 no shares issued at February 28, 2005 .....                3                 -
Common stock, par value $.001 per share;
 Authorized 25,000,000 shares; issued
 13,826,556 shares at August 27, 2005;
 no shares issued at February 28, 2005 .....           13,827                 -
Additional paid in capital .................       37,851,653                 -
Accumulated deficit ........................       (2,799,633)                -
Members' contribution ......................                -             2,000
Accumulated members' loss ..................                -        (5,707,597)
Accumulated comprehensive loss .............         (151,338)         (124,459)
                                                 ------------      ------------
Total stockholders' equity (deficit) .......       34,914,512        (5,830,056)

                                                 ------------      ------------
Total liabilities and stockholders' equity .     $ 63,374,131      $ 24,035,549
                                                 ============      ============

           See accompanying notes to consolidated financial statements


                                   ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                      Thirteen weeks ended         Twenty-six weeks ended
                                                  Aug 27, 2005   Aug 28, 2004   Aug 27, 2005   Aug 28, 2004
                                                  ------------   ------------   ------------   ------------
                                                   (Restated)                    (Restated)
Net Sales ......................................  $ 16,840,788   $ 16,472,447   $ 34,191,849   $ 34,011,315
Costs of Sales .................................    15,600,019     14,768,475     31,899,543     29,729,003

                                                  ------------   ------------   ------------   ------------
Gross Profit ...................................     1,240,769      1,703,972      2,292,306      4,282,312

Operating Expenses:

Selling and  Marketing .........................       876,963        965,829      1,843,865      2,016,392
General and Administrative .....................     2,652,737      1,454,188      4,388,620      2,941,587
                                                  ------------   ------------   ------------   ------------
Total Operating Expenses .......................     3,529,700      2,420,017      6,232,485      4,957,979

Loss from operations ...........................    (2,288,931)      (716,045)    (3,940,179)      (675,667)

Other income, net ..............................       152,655        112,894         72,173         62,106
Interest expense, net ..........................      (368,861)      (326,378)      (765,621)      (638,610)
                                                  ------------   ------------   ------------   ------------
Total other/interest expense ...................      (216,206)      (213,484)      (693,448)      (576,504)

                                                  ------------   ------------   ------------   ------------
Loss before Income Taxes .......................    (2,505,137)      (929,529)    (4,633,627)    (1,252,171)
Income taxes ...................................             -              -              -              -
                                                  ------------   ------------   ------------   ------------
Net loss .......................................  $ (2,505,137)  $   (929,529)  $ (4,633,627)  $ (1,252,171)
                                                  ============   ============   ============   ============

Basic and diluted net loss per share - common ..  $      (0.18)  $          -   $      (0.20)  $          -
Basic and diluted net loss per share - preferred  $          -   $       (364)  $       (718)  $       (490)
(see Note 10)

Shares used in computing net loss per share:

  Basic and diluted - common ...................    13,768,930              -     13,734,420              -
  Basic and diluted - preferred ................         2,554          2,554          2,554          2,554
  (see Note 10)

                        See accompanying notes to consolidated financial statements.

                                                      5

                            Ascendia Brands, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                        For the twenty-six weeks ended August 27, 2005


                         Series A
                         Preferred                                Additional     Accumulated
                           Stock            Common Stock           Paid-In      Stockholders'
                       Shares     $       Shares         $         Capital         Deficit
                       -------    --    ----------    -------    -----------    -------------
BALANCE AT
FEBRUARY 28, 2005 ....       -    $-             -    $     -    $         -     $         -

Other Comprehensive
Loss:

Foreign currency
translation ..........       -     -             -          -              -               -

Net loss to date of
recapitalization and
Merger ...............       -     -             -          -              -               -

Net loss subsequent
to Merger (Restated)
(Note 2) .............       -     -             -          -              -      (2,799,633)

Total Comprehensive
Loss:

Conversion from
LLC to Corporation ... 2,553.7     3             -          -     (7,541,591)              -

Exercise of warrants .       -     -        76,000         76         75,924

Reverse acquisition
of Cenuco, Inc. ......       -     -    13,750,556     13,751     45,317,320               -
                       -------    --    ----------    -------    -----------     -----------

BALANCE AT
AUGUST 27, 2005
(Restated) ........... 2,553.7    $3    13,826,556    $13,827    $37,851,653     $(2,799,633)
                       =======    ==    ==========    =======    ===========     ===========

                                                                                  continued
                 See accompanying notes to consolidated financial statements.

                                              6A

                            Ascendia Brands, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                        For the twenty-six weeks ended August 27, 2005
                                           continued
                                                                                  Total
                                                            Accumulated       Stockholders'
                                          Accumulated          Other           / Members'
                          Members'          Members'       Comprehensive         Equity
                       Contributions          Loss             Loss             (Deficit)
                       -------------      -----------      -------------      -------------
BALANCE AT
FEBRUARY 28, 2005 ....    $ 2,000         $(5,707,597)       $(124,459)       $ (5,830,056)
                                                                              ------------
Other Comprehensive
Loss:

Foreign currency
translation ..........          -                   -          (26,879)            (26,879)

Net loss to date of
recapitalization and
Merger ...............          -          (1,833,994)               -          (1,833,994)

Net loss subsequent
to Merger (Restated)
(Note 2) .............          -                   -                -          (2,799,633)
                                                                              ------------
Total Comprehensive
Loss: ................                                                          (4,660,506)
                                                                              ------------
Conversion from
LLC to Corporation ...          -           7,541,591                -                   3

Exercise of warrants .          -                   -                -              76,000

Reverse acquisition
of Cenuco, Inc. ......     (2,000)                  -                -          45,329,071
                          -------         -----------        ---------        ------------

BALANCE AT
AUGUST 27, 2005
(Restated) ...........    $     -         $         -        $(151,338)       $ 34,914,512
                          =======         ===========        =========        ============


                 See accompanying notes to consolidated financial statements.

                                              6B

                             ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                     Twenty-six weeks ended
                                                                  Aug 27, 2005    Aug 28, 2004
                                                                  ------------    ------------
                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .....................................................    $(4,633,627)    $(1,252,171)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation and amortization ................................        911,074         493,243
Provision for bad debts ......................................        160,647         145,745
Amortization of deferred financing costs .....................        109,132          73,488
Changes in operating assets and liabilities:
    Accounts receivable ......................................       (330,705)       (718,288)
    Inventories ..............................................      1,340,933          83,374
    Prepaid expenses  and other ..............................       (642,470)       (340,281)
    Other assets .............................................       (535,815)         (8,927)
    Accounts payable .........................................        (14,140)      1,325,616
    Accrued expenses .........................................        164,317        (176,166)
    Long-term pension obligations ............................         58,033           9,713
                                                                  -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES ........................     (3,412,621)       (364,654)
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Net increase in cash from reverse acquisition of Cenuco ....      6,235,441               -
  Proceeds from note receivable ..............................        200,000               -
  Deferred acquisition costs .................................       (343,041)              -
  Purchase of property, plant and equipment ..................       (255,676)       (343,016)
                                                                  -----------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........      5,836,724        (343,016)
                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (repayments) borrowings under line of credit ...........     (1,607,348)      1,117,931
  Deferred financing costs ...................................        (95,000)        (43,750)
  Repayments of long-term debt ...............................       (338,426)       (338,426)
  Repayments of capital leases ...............................        (33,135)        (30,703)
  Proceeds from exercise of warrants .........................         76,000               -
                                                                  -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........     (1,997,909)        705,052
                                                                  -----------     -----------
Effect of exchange rates on cash .............................        (26,879)          2,618
                                                                  -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................        399,315               -
Cash and cash equivalents at beginning of period .............         31,763           1,828
                                                                  -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................    $   431,078     $     1,828
                                                                  ===========     ===========


Supplemental disclosures of cash flow information:

Cash paid for interest .......................................    $   444,777     $   572,612
Reverse merger, excluding cash acquired (see Note 1):
  Estimated fair value of tangible assets acquired ...........    $ 1,199,715               -

  Goodwill and identifiable intangible assets acquired .......     38,974,680               -
  Liabilities assumed ........................................       (473,590)              -
                                                                  -----------     -----------
  Net assets obtained in reverse merger transaction ..........    $39,700,805               -
                                                                  ===========     ===========

                 See accompanying notes to consolidated financial statements.

                                               7

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           August 27, 2005 (Unaudited)

NOTE 1 - DESCRIPTON OF BUSINESS AND REORGANIZATION
--------------------------------------------------

On May 9, 2006, Cenuco, Inc. changed its name to Ascendia Brands, Inc. (the "Company"). The American Stock Exchange symbol was also changed shortly thereafter to "ASB".

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has determined the estimated fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated value of the assets acquired less liabilities has been allocated as shown below:

The allocation of Purchase Price (as restated) is as follows:

Cash and cash equivalents ....................................     $  6,002,887
Other current assets .........................................          496,526
                                                                   ------------
Total current assets .........................................        6,499,413
Property, plant, and equipment ...............................          111,382
Goodwill .....................................................       30,974,680
Intangibles ..................................................        8,000,000
Other Assets .................................................          591,807
                                                                   ------------
               Total assets acquired .........................       46,177,282
                                                                   ------------
               Total liabilities assumed .....................         (473,590)
                                                                   ------------
               Estimated fair value of net assets acquired ...     $ 45,703,692
                                                                   ============

The initial allocation of purchase price reflected in the Company's consolidated financial statements as of August 27, 2005 was restated(see Note 2).

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

NOTE 2 - RESTATEMENT OF THE SECOND QUARTER 2006
-----------------------------------------------

The Company has restated its consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 27, 2006 to correct an error in the initial purchase price allocation to identifiable intangible assets in connection with the May 20, 2005 Merger (see Note 1). The following is a description of the accounting adjustments included in the restatement of the Company's consolidated financial statements and the effect of the adjustment at August 27, 2005 on the consolidated balance sheet and on the consolidated statement of operations for the thirteen and twenty-six weeks ended August 27, 2005 and the statements of stockholders'/members' equity (deficit) and cash flows for the twenty-six weeks ended August 27, 2005. All amounts included in this report as of and for the thirteen and twenty-six weeks ended August 28, 2004 and as of February 28, 2005 were not affected by the restatement.

The initial estimated allocation (see Note 1) of the purchase price equivalent in connection with the Merger (see Note 1) was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that the allocation of value to these intangible assets was not appropriate and, with the input of a third party valuation expert, identified core software technology intangible assets (5 year life) with an estimated relative value of $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. Goodwill of $30,974,680 related to the acquisition was assigned entirely to the WAD operating division. The increased allocation of purchase price to amortizable intangibles resulted in an additional $320,127 of amortization expense being recorded in the twenty-six weeks ended August 27, 2005.. The impact on the thirteen week period ended May 28, 2005 was not material and accordingly no restatement was necessary.

The restatement reflects a $320,127 ($0.02 per share) non-cash increase in the net loss for the thirteen and twenty-six weeks ended August 27, 2005.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
-----------------------------------------------------------------------------

The accompanying unaudited financial statements of the Company as of and for the thirteen and twenty-six weeks ended August 27, 2005 and August 28, 2004 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the respective interim periods are not necessarily indicative of results to be expected for the full year.

A summary of the Company's significant accounting policies follows:

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

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, the Company recorded intangible assets of $8,000,000, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $437,173 for the thirteen and twenty-six weeks ended August 27, 2005. There was no amortization expense on these intangible assets in prior years.

Balances of acquired intangible assets, excluding goodwill are as follows:

                                                            Purchased
                                                           Technology
                                                           -----------
                                                            (Restated)
         Intangible assets as of August 27, 2005:
         Original cost .................................   $ 8,000,000
         Accumulated amortization ......................      (437,173)
                                                           -----------

         Carrying value ................................   $ 7,562,827
                                                           ===========

         Weighted average original life (in years) .....             5
                                                           -----------

Amortization expense for the thirteen and twenty-six weeks ended August 27, 2005 is $437,173.

Estimated aggregate amortization expense based on the current carrying value of intangible assets is as follows:

         Fiscal
          Year         Amount
         ------      ----------
         2006 ...    $1,249,315
         2007 ...     1,600,000
         2008 ...     1,600,000
         2009 ...     1,600,000
         2010 ...     1,600,000
         2011 ...       350,685

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

Five trade customers comprised 51% and 48% respectively of the Company's net sales, (with two customers comprising approximately 42% and 40% respectively) for the thirteen and twenty-six weeks ended August 27, 2005. At August 27, 2005 the same five trade customers represented 56% of receivables, with one customers comprising 43%.

Five trade customers comprised 42% and 44% respectively of the Company's net sales, (with two customers comprising approximately 33% and 37% respectively) for the thirteen and twenty-six weeks ended August 28, 2004. At August 28, 2004 the same five trade customers represented 44% of receivables, with one customer comprising 29%.

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

NOTE 4 - INVENTORIES
--------------------

Inventory consists of the following:

                                           AUGUST 27, 2005     FEBRUARY 28, 2005

Raw materials ......................         $ 3,281,674          $ 2,900,803
Finished goods .....................           4,103,345            5,825,149
                                             -----------          -----------

                                             $ 7,385,019          $ 8,725,952
                                             ===========          ===========

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
                                             ===========          ===========

Depreciation and amortization expense related to property, plant and equipment totaled $233,780 and $473,901, respectively for the thirteen and twenty-six weeks ended August 27, 2005 and $246,256 and $493,243, respectively, for the thirteen and twenty-six weeks ended August 26, 2004.

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

NOTE 6 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:

                                           AUGUST 27, 2005     FEBRUARY 28, 2005

Revolving line of credit loans .....         $ 6,591,587          $ 8,198,935
Machinery and equipment loans ......             916,875            1,039,125
Real estate term loans .............           1,765,441            1,981,618
Subordinated notes .................           4,500,000            4,500,000
Capital leases .....................              52,024               85,158
                                             -----------          -----------

                                              13,825,927           15,804,836
Less current portion ...............           7,315,945            8,929,540
                                             -----------          -----------

                                             $ 6,509,982          $ 6,875,296
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

The aggregate maturities of long-term debt are as follows:

            AUGUST 27, 2005         FEBRUARY 28, 2005

   2006      $  7,315,945             $  8,929,540
   2007         6,509,982                6,875,296
             ------------             ------------
             $ 13,825,927             $ 15,804,836
             ============             ============

NOTE 7 - PENSION AND 401(k) PLANS
---------------------------------

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
                                                    ===========     ===========     ===========

As of February 28, 2005, the accumulated benefit obligation was $1,847,272 for the US Plan and $2,305,779 for the Canadian Plan.

Amounts recognized in the combined balance sheet as of February 28, 2005 consist of:

                                                         US            Canada          Total
                                                         --            ------          -----
Current portion of accrued benefit liability,
included in accrued expenses ...................    $  (120,000)    $  (187,543)    $  (307,543)
Long term portion of accrued benefit liability,
 included in other long term liabilities .......    $  (137,686)    $  (535,642)    $  (673,328)
                                                    -----------     -----------     -----------
Net amount recognized ..........................    $  (257,686)    $  (723,185)    $  (980,871)
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

NOTE 8 - INCOME TAXES
---------------------

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

The deferred tax asset related to the net loss of $4.6 million for the twenty-six weeks ended August 27, 2005 will be fully reserved leading to an increase in the valuation allowance by approximately $1.8 million.

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
                                     ===========                    ===========

Less amounts
representing Interest
(at rates ranging
from 5.25% to 8.31% .    (5,413)                        (6,606)
                       --------                       --------
Present value of net
minimum Capital lease
payments ............  $ 52,024                       $ 85,158
                       ========                       ========

The Company is subject to certain claims and litigation in the normal course of business. Management believes, after consulting with legal counsel, that the ultimate liability resulting from these matters will not materially affect the combined results of operations or financial position of the Company.

NOTE 10 - Stock Options and Warrants
------------------------------------

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

A summary of the status of the Company's outstanding stock options as of August 27, 2005 and changes since May 28, 2005 is as follows:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                    Shares          Price
                                                   --------        --------
Outstanding at May 28, 2005 .............           556,668        $  1.52
   Granted ..............................                 0           0.00
   Exercised ............................                (0)         (0.00)
   Forfeited ............................                (0)         (0.00)
                                                   --------        -------

Outstanding at August 27, 2005 ..........           556,668        $  1.52
                                                   ========        =======

Options exercisable at end of period ....           556,668        $  1.52
                                                   ========        =======
Weighted-average fair value of options
      granted during the period .........                          $  0.00


The following information applies to options outstanding at August 27, 2005:

                            Options Outstanding         Options Exercisable
                         --------------------------    ---------------------
                          Weighted -
                           Average       Weighted -               Weighted -
Range                     Remaining       Average                   Average
of                       Contractual      Exercise                 Exercise
Prices       Shares      Life (Years)      Price       Shares       Price
------       -------     ------------    ----------    -------    ----------
$0.42         73,332         7.09          $ 0.42       73,332       $0.42
$0.55         40,000         5.59          $ 0.55       40,000       $0.55
$1.15        218,335         8.69          $ 1.15      218,335       $1.15
$1.55         35,001         7.69          $ 1.55       35,001       $1.55
$2.00        130,000         8.69          $ 2.00      130,000       $2.00
$3.71         40,000         8.84          $ 3.71       40,000       $3.71
$4.00         20,000         9.09          $ 4.00       20,000       $4.00
             -------                                   -------
             556,668                                   556,668
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
            ---------
            2,154,044
            =========

NOTE 11 - CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE
---------------------------------------------------------

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

Net loss per share:

For purposes of computing loss per share, the Company's net loss is allocated between the two classes of stock, common stock and Series A Preferred. The allocation between each class is based upon the two-class method. The following table shows how the net loss was allocated using the two-class method:

                                 For the thirteen weeks ended     For the twenty-six weeks ended
                               August 27, 2005  August 27, 2004  August 27, 2005  August 28, 2004
                               ---------------  ---------------  ---------------  ---------------
                                  (Restated)                        (Restated)
Allocation of net loss

Basic and Diluted:
- Common Stock ..............    $(2,505,137)     $         -      $(2,799,633)     $         -
- Series A Preferred ........              -         (929,529)      (1,833,994)      (1,252,171)
                                 -----------      -----------      -----------      -----------

Net loss ....................    $(2,505,137)     $  (929,529)     $(4,633,627)     $(1,252,171)
                                 ===========      ===========      ===========      ===========

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              13 weeks ended                26 weeks ended
                                         08/27/05       08/28/04       08/27/05       08/28/04
                                       ------------   ------------   -----------    ------------
                                        (Restated)                    (Restated)
Weighted average number of Common
Stock shares - basic and diluted ....    13,768,930              -     13,734,420              -

Weighted average number of Series A
Preferred shares - basic and diluted          2,554          2,554          2,554          2,554

Basic and diluted net loss per share
 - common ...........................  $      (0.18)  $          -   $      (0.20)  $          -

Basic and diluted net loss per share
 - Series A Preferred ...............  $          -   $       (364)  $       (718)  $       (490)

NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION
--------------------------------------------

13 WEEKS ENDED AUGUST 27, 2005
------------------------------

DIVISION                    HBC              WAD             TOTAL
                            ---              ---             -----
                                          (Restated)       (Restated)
Revenues                $16,827,000      $    13,788      $16,840,788
Operating loss           (1,470,484)        (818,447)      (2,288,931)
Net loss                 (1,710,064)        (795,073)      (2,505,137)

26 WEEKS ENDED AUGUST 27, 2005
------------------------------

DIVISION                    HBC              WAD             TOTAL
                            ---              ---             -----
                                          (Restated)       (Restated)
Revenues                $34,174,747      $    17,102      $34,191,849
Operating loss           (3,058,503)        (881,676)      (3,940,179)
Net loss                 (3,775,925)        (857,702)      (4,633,627)

Assets                  $23,237,339      $40,136,792      $63,374,131

GEOGRAPHIC
                                                         LONG-LIVED
                                  REVENUES                 ASSETS
                                  --------                 ------
                                                         (Restated)
Thirteen weeks ended August 27, 2005:
United States                    $10,750,980             $43,748,996
Canada                             4,048,763                 587,819
Other foreign countries            2,041,045                      -
                                 -----------             -----------
Total                            $16,840,788             $44,336,815
                                 ===========             ===========

Twenty-six weeks ended August 27, 2005:
United States                    $22,259,799
Canada                             7,778,503
Other foreign countries            4,153,547
                                 -----------
Total                            $34,191,849
                                 ===========

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES
-------------------------------------------

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

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. A member of the Board of Directors of Ascendia (effective May 20, 2005) is a Managing Member of ZVLLC. For the twenty-six weeks ended August 27, 2005, ZVLLC invoiced the Company for $19,078. For the twenty-six weeks ended August 28, 2004, ZVLLC invoiced the Company for $14,959. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at August 27, 2005 was $0.

Another member of the Board of Directors of Ascendia Brands, Inc. (effective May 20, 2005) provided consulting services to the Company. For the twenty-six weeks ended August 27, 2005, he invoiced the Company $5,000. For the twenty-six weeks ended August 28, 2004 he did not invoice the Company. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. The balance due at August 27, 2005 was $0.

The Company's management believes the charges for the above related party services and facilities are consistent with those that would be paid to independent third parties.

NOTE 14 - SUPPLEMENTAL PRO FORMA INFORMATION
--------------------------------------------

The following discloses the results of operations (excluding discontinued operations) for the current interim period (and corresponding period in the preceding year) as though the Merger had been completed as of March 1, the beginning of the period. The combined results consist of the twenty-six weeks ended August 27, 2005 and August 28, 2004.

                                             26 weeks ended       26 weeks ended
                                                August 27            August 28
                                                   2005                 2004
                                             --------------       --------------
                                               (Restated)
Net sales ............................        $ 34,231,886         $ 34,026,057
Loss before extraordinary items ......          (5,114,306)          (3,906,446)
Amortization of intangible assets ....            (789,041)            (789,041)
Net loss .............................        $ (5,903,347)        $ (4,695,487)
Loss per common
share- basic and diluted .............        $       (.43)        $       (.34)
Weighted average shares ..............          13,734,420           13,750,556

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

   o On October 10, 2005 the Company entered into agreements with Prencen, LLC, Highgate House Funds and Cornell Capital Partners for equity and convertible debt financing to be used in connection with the acquisition of a series of leading brands from a leading Consumer Products company (the "Asset Acquisition"), the refinancing of existing debt, and general working capital purposes. This financing facility (the "New Financing") includes three elements: (i) proceeds of $25 million in connection with the sale of shares of a new series of participating preferred stock at a price of $3.80 per share, convertible into an aggregate of 6,578,947 shares of common stock, subject to certain restrictions on conversion, along with the issuance of warrants exercisable for a period of 5 years to acquire an aggregate of 1,973,684 shares of common stock at an exercise price of $4.37 per share, (ii) proceeds of $40 million in connection with the issuance of a 24 month secured debenture, convertible into common stock at any time at a conversion price at $4.56 per share, bearing interest at 12% per annum, along with warrants ("Debt Warrants") exercisable for a period of 5 years to acquire 1,052,631 shares of common stock at an exercise price of $4.56 per share, and (iii) a standby equity subscription facility, providing for the sale of up to $100 million in common stock of the Company at 98% of the then current market price (as defined). The exercise price of the Debt Warrants noted above is subject to a discount to $0.95 per share in the event certain conditions of default are triggered under the secured debenture financing agreement. Funding under the New Financing will not be available until the completion of various corporate and securities law requirements, including a vote of the Company's shareholders to approve the issuance of the common stock and convertible securities in connection with the New Financing. Prior to that date, the Company anticipates entering into a bridge loan facility for $65 million for purposes of closing on the Asset Acquisition and paying existing indebtedness. The Company anticipates entering into the bridge loan facility on or about October 21, 2005.

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

EXECUTIVE SUMMARY

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Ascendia Brands, Inc., ("Ascendia" or the "Company") merged (the "Merger") with Hermes Acquisition Company I LLC, a limited liability company organized on April 25, 2003 under the laws of the State of Delaware ("HACI"). As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander Co., Inc., a Delaware corporation ("Lander US"), Hermes Real Estate I LLC, a New York limited liability company ("HREI"), and Lander Co. Canada Limited, an Ontario corporation ("Lander Canada") and together with Lander US and HREI, became wholly owned subsidiaries of the Company. HREI became a wholly owned subsidiary of HACI on March 1, 2005. Prior thereto, HACI and HREI had the same ownership.

For accounting purposes, HACI is considered the acquirer in a reverse transaction and consequently the Merger will be treated as a recapitalization of HACI. Thus, HACI's financial statements are the historical financial statements of the post-Merger entity.

Effective May 20, 2005, Ascendia, Inc will contain two business divisions, (1) Health & Beauty Care (HBC) and (2) Wireless Application Development (WAD).

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

Facilities
----------

The Company is headquartered in Hamilton NJ, and operates two manufacturing and distribution facilities in Binghamton, NY (owned) and Toronto (leased). Additionally, Lander utilizes two outside public warehouse facilities in Buena Park, CA and in Charlotte, NC. The primary core competencies of both manufacturing facilities are Health and Beauty Care liquid fill and talc powder filling. The two distribution facilities act as remote warehouses and FOB pick up locations. Both manufacturing facilities have warehouse and distribution capability supplemented by the two remote warehouses.

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

The technology group's partnerships and affiliates include: Intel Corporation, Microsoft Corporation, Qualcomm, Tyco, and other leading technology organizations. These relationships allow WAD to access to new emerging technologies provided by these organizations, as well as, co-operative marketing programs, which provides us access to significant resources in the wireless remote monitoring market.

We have the ability to license our proprietary core technology to third party organizations. We initiated discussions with a number of leading technology companies regarding direct embedding WAD's technologies onto existing security systems, DVR's, DSL or cable modems, routers, IP cameras, and other appliance oriented hardware. Additionally, WAD has successfully licensed its technology to a specialty camera manufacturer and extensive testing continues as we upgrade this specialty camera with our proprietary core technology.

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

During fiscal 2004, we completed a full patent filing with the United States Patent and Trademark office. The Utility Patent Application entitled "Wireless Security Audio-Video Monitoring", was accepted by the USPTO during June 2004, at which time WAD was issued Patent pending number 10/846426. This latest intellectual property filing also reflects the culmination of WAD's provisional patent application(s) for viewing live streaming wireless video transmission on cellular devices, filed during Fiscal 2003. Recently we have added additional filings regarding our new peer to peer/cell to cell live video technology.

WAD has completed the development of its new commercial security product line that will be sold through Security companies existing sales channels and though 7 nationwide distributors.

Several national and international cellular carriers are currently testing our mobile viewing software. Western Wireless Corporation has recently deployed MobileMonitorsm product kits and software through select carrier retail locations across nineteen western states and is now available to Western Wireless subscribers. WAD's Product kits and software have already been delivered to the carrier retail locations through WAD's distribution partner, CellStar.

WAD continues to develop software for Tyco's Research and Development group.

Revenue and expense for the Wireless Application Development division reflects activity from the date of the Merger (May 20, 2005) to August 27, 2005. Prior to the Merger the Wireless Application Development division's financial information and other pertinent information is contained in the 10-Q for the first quarter ended March 31, 2005 filed by Cenuco, Inc. in May 2005.

THIRTEEN WEEKS ENDED AUGUST 27, 2005 (RESTATED) COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 28, 2004

REVENUES

Net revenues for the thirteen weeks ended August 27, 2005 increased $368,341 (2.2%) when compared to net revenues for the thirteen weeks ended August 28, 2004. This quarter's volume was favorably impacted by a substantial increase in sales on the Company's expanding line of premium value products which are typically sold at Food, Drug and Mass Merchant outlets. The U.S. sales on these premium products, grew from $2,238,000 in Q2 FY2005 to $4,535,000 in Q2 FY2006 or a 97.4% increase. This increase, however, was offset by a sales reduction of $1,129,000 attributed to the termination of a prior year's marketing and administrative service agreement for the sale of licensed products and a sales decline of $926,000 in the Company's non-focus extreme value business in the United States. Lander's extreme value products are typically sold at a one-dollar retail price point in dollar stores and other low price venues.

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

SELLING AND ADMINISTRATIVE EXPENSES (RESTATED)

Selling and administrative expenses amounted to $3.5 million for the thirteen weeks ended August 27, 2005 compared to $2.4 million for the thirteen weeks ended August 28, 2004. This increase is primarily attributable to the Merger with Cenuco on May 20, 2005. Selling and administrative costs of Cenuco's WAD division added $0.7 million in total cost to the current period. Salaries and salary related expenses of $0.2 million in conjunction with outside legal, professional and audit fees of $0.3 million are the primary factors contributing to the increase. Sales and marketing expenses are $0.1 million below prior year primarily due to reductions in salary and salary related expenses partially offset by higher broker commissions and promotional expenses related to the launch of the new premium product line "Lander Essentials".

TWENTY-SIX WEEKS ENDED AUGUST 27, 2005 (RESTATED) COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 28, 2004

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

SELLING AND ADMINISTRATIVE EXPENSES (RESTATED)

Selling and administrative expenses amounted to $6.2 million for the twenty-six weeks ended August 27, 2005 compared to $5.0 million for the twenty-six weeks ended August 28, 2004. This increase is primarily attributable to the Merger with Cenuco on May 20, 2005. Selling and administrative costs of Cenuco's WAD division added $0.7 million to total cost in the current period. In addition, salary and salary related expenses in conjunction with outside legal, professional and audit fees amounted to $0.4 million. In addition the increase included a one time promotional allowance to a major retailer of $0.1 million, which is projected to positively impact revenue during the balance of the year. Furthermore, in connection with the current and future higher margin product introduction as well as brand acquisitions, a consulting firm was engaged to assist in the solidification of our strategic plan that represented an additional one-time charge to income in the amount of $0.1 million.

OTHER FINANCIAL ITEMS (RESTATED)

Net loss per share:

For purposes of computing loss per share, the Company's net loss is allocated between the two classes of stock, common stock and Series A Preferred. The allocation between each class is based upon the two-class method.

The following table shows how the net loss was allocated using the two-class method:

                                 For the thirteen weeks ended     For the twenty-six weeks ended
                               August 27, 2005  August 27, 2004  August 27, 2005  August 28, 2004
                               ---------------  ---------------  ---------------  ---------------
                                  (Restated)                        (Restated)
Allocation of net loss

Basic and Diluted:
- Common Stock ..............    $(2,505,137)     $         -      $(2,7799,633)    $         -
- Series A Preferred ........              -         (929,529)       (1,833,994)     (1,252,171)
                                 -----------      -----------      ------------      ----------

Net loss ....................    $(2,505,137)     $  (929,529)     $ (4,633,627)    $(1,252,171)
                                 ===========      ===========      ============     ===========

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              13 weeks ended                26 weeks ended
                                         08/27/05       08/28/04       08/27/05       08/28/04
                                       ------------   ------------   -----------    ------------
                                        (Restated)                    (Restated)
Weighted average number of Common
Stock shares - basic and diluted ....    13,768,930              -     13,734,420              -

Weighted average number of Series A
Preferred shares - basic and diluted          2,554          2,554          2,554          2,554

Basic and diluted net loss per share
 - common ...........................  $      (0.18)  $          -   $      (0.20)  $          -

Basic and diluted net loss per share
 - Series A Preferred ...............  $          -   $       (364)  $       (718)  $       (490)

LIQUIDITY AND CAPITAL RESOURCES (RESTATED)

Revolver

The Company is a party to a revolving credit facility with a financial institution expiring June 30, 2006. The credit facility provides for borrowings for working capital, fixed assets and other operating requirements. See Note 6 to the Consolidated Financial Statements for details.

On August 27, 2005, the amount of availability was $2,841,273. On February 28, 2005, the amount of availability was $567,995.

CASH FLOW - TWENTY-SIX WEEKS ENDED AUGUST 27, 2005 (RESTATED) AND AUGUST 28,
2004

Net cash used in operating activities was $3.4 million and $0.4 million, respectively for the twenty-six weeks ended August 27, 2005 and August 28, 2004. For the twenty-six weeks ended August 27, 2005, the items primarily contributing to negative operating cash flow consisted of the net loss of $4.6 million less non-cash expenses of $1.2 million, plus increases in accounts receivable of $0.3 million, increases in other assets of $1.1 million and a reduction in accounts payable of $0.1 million, offset by decreases in inventory of $1.3 million and other liabilities of $0.2 million. For the twenty-six weeks ended August 28, 2004, the major contributors to negative operating cash flow was a net income loss of $1.3 million, less non-cash expenses of $0.7 million, an increase in accounts payable of $1.3 million, offset by increases in trade receivables and prepaid assets of $1.1 million.

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

AT AUGUST 27, 2005 THE COMPANY HAD CASH AND CASH EQUIVALENTS OF $0.4 MILLION. MANAGEMENT BELIEVES THIS COMBINED WITH AVAILABILITY FROM THE REVOLVER OF $2.8 MILLION AND OTHER FINANCING SOURCES AVAILABLE TO THE COMPANY PROVIDES CENUCO WITH SUFFICIENT OPERATING LIQUIDITY.

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

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company for fees. A member of the Board of Directors of Ascendia (effective May 20, 2005) is a Managing Member of ZVLLC. For the twenty-six weeks ended August 27, 2005, ZVLLC invoiced the Company for $19,078. For the twenty-six weeks ended August 28, 2004, ZVLLC invoiced the Company for $14,959. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at August 27, 2005 was $0.

Another member of the Board of Directors of Ascendia Brands, Inc. (effective May 20, 2005) provided consulting services to the Company. For the twenty-six weeks ended August 27, 2005, he invoiced the Company $5,000. For the twenty-six weeks ended August 28, 2004 he did not invoice the Company. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. The balance due at August 27, 2005 was $0.

The Company's management believes the charges for the above related party services and facilities are consistent with those that would be paid to independent third parties.

RISK FACTORS

The Company's top ten customers accounted for approximately 49% of consolidated net revenues for the thirteen and twenty-six weeks ended August 27, 2005. Trade accounts receivable from these customers represented approximately 49% of net consolidated receivables at August 27, 2005. Wal-Mart Stores Inc. accounted for approximately 25% of consolidated net revenues for the thirteen and twenty-six weeks ended August 27, 2005. Dollar Tree Stores Inc accounted for approximately 10% of net consolidated revenues for the thirteen and twenty-six weeks ended August 27, 2005. A significant decrease or interruption in business from the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

Long-term debt (Note 6 of the Consolidated Financials Statements)

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

The aggregate maturities of long-term debt are as follows:

            AUGUST 27, 2005         FEBRUARY 28, 2005

   2006      $  7,315,945             $  8,929,540
   2007         6,509,982                6,875,296
             ------------             ------------
             $ 13,825,927             $ 15,804,836
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
                                     ===========                    ===========

Less amounts
representing Interest
(at rates ranging
from 5.25% to 8.31% .    (5,413)                        (6,606)
                       --------                       --------
Present value of net
minimum Capital lease
payments ............  $ 52,024                       $ 85,158
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

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the thirteen week period ended August 27, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The above conclusion regarding the inadequacy of the Company's internal controls as of August 27, 2005 relates to a control deficiency in the application of purchase accounting for an acquisition completed during the first quarter of the current fiscal year, as fully described in Note 2 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q/A. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the thirteen week period ended August 27, 2005. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management attributes the above noted material weakness substantially to lack of sufficient and appropriate internal expertise to evaluate the input provided to us from outside valuation experts used in our purchase accounting. Since August 27, 2005, we have made changes to our internal financial reporting group, which we believe will provide an effective remediation to the material weaknesses that existed as of August 27, 2005. We will continue to monitor the effectiveness of the control modifications and other financial reporting control areas that may require enhancement, and implement improvements as and when necessary.

PART II. Other Information

Item 1.  Legal Proceedings - WAD division:

         Raymond Anthony Joao is the owner of United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130 (the "Patents") which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. In order to facilitate business discussions, the Company and Joao entered into a "Confidentiality/Non-Disclosure Agreement", dated November 4, 2004 (the "Agreement"). On February 1, 2005, Joao commenced an action against Cenuco in Federal District Court, Southern District of New York, alleging that Cenuco infringes the Patents (Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The Company timely answered the complaint denying infringement, filed a motion to dismiss complaint based on the Agreement and filed a counterclaim based on the Agreement. Subsequently, the Court denied the Company's motion to dismiss the complaint (376 F. Supp. 2d 380) and the Company's counterclaim (October 3, 2005, Order and Decision not published at this time). This matter remains open for a trial on the merits.

         After consulting with counsel, management believes that the Patents are invalid and hence infringement is not possible. Management believes that Joao's action is without merit, and that the chances of Joao prevailing are remote.

         There is no other pending material litigation to which the Company is a party or to which any of its properties are subject.

Item 6.  Exhibits

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

ASCENDIA BRANDS, INC.

By: Joseph A. Falsetti, President & CEO

/s/ Joseph A. Falsetti


By: John D. Wille, Chief Financial Officer

/s/ John D. Wille


Date: September 15, 2006