Form 10-Q/A
period 2005-11-26
ASCENDIA BRANDS, INC.
filed 2006-10-17
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO.2
                         Original filed January 18, 2006
                      Amendment No.1 filed January 23, 2006

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the fiscal thirteen weeks ended November 26, 2005
                        Commission File Number: 033-25900


                              ASCENDIA BRANDS, INC.
                             (formerly Cenuco, Inc.)
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                       75-2228820
                      --------                       ----------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)

                     100 AMERICAN METRO BOULEVARD, SUITE 108
                           HAMILTON, NEW JERSEY 08619
                         -------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                     ASCENDIA BRANDS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                            PAGE
PART I. Financial Information

  Item 1 - Financial Statements

       Consolidated Balance Sheets
       As of November 26, 2005 (Unaudited) and February 28, 2005 ...........   4

       Consolidated Statements of Operations (Unaudited)
       For the Thirteen and Thirty-Nine Weeks ended
       November 26, 2005 and November 27, 2004 .............................   5

       Consolidated Statement of Stockholders'/Members' Equity (Deficit)
       (Unaudited) For the Thirty-Nine Weeks ended November 26, 2005 .......   6

       Consolidated Statements of Cash Flows (Unaudited)
       For the Thirty-Nine Weeks ended
       November 26, 2005 and November 27, 2004 .............................   7

       Notes to Consolidated Financial Statements ..........................   8

  Item 2 - Management's Discussion and Analysis And Results of Operations ..  29

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk ......  41

  Item 4 - Controls and Procedures .........................................  41

PART II. - OTHER INFORMATION

  Item 1 - Legal Proceedings ...............................................  42

  Item 6 - Exhibits ........................................................  43

Signatures .................................................................  43

                                EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2005 ("Third Quarter Form 10-Q/A") reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the thirteen and thirty-nine weeks ended November 26, 2005 to correct an error in the initial purchase price allocation to identifiable intangible assets in connection with the May 20, 2005 Merger and to update litigation disclosures as a result of the Company being notified as being a party to a lawsuit subsequent to the originally amended filing of Form 10-Q/A Dated January 23, 2006. Further information on the effect of the restatement on the Company's Consolidated Financial Statements is discussed in Note 2 to such financial statements included in Item 1 of Part I of this Third Quarter Form 10-Q/A.

This Third Quarter Form 10-Q/A is being filed for purposes of amending the Quarterly Report on Form 10-Q for the thirteen and thirty-nine weeks ended November 26, 2005 ("Third Quarter Form 10-Q") of the Company, which was originally filed on January 18, 2006 and amended January 23, 2006, and provides information about the financial results for the thirteen and thirty-nine weeks ended November 26, 2005 (as restated as described above) and November 27, 2004. The following items have been amended as a result of the restatement:

      o  Part I - Item 1 - Consolidated Financial Statements (unaudited)

      o Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      o  Part I - Item 4 - Controls and Procedures

      o  Part II - Item 1 - Legal Proceedings

The Company has supplemented Item 6 of Part II to include current certifications of the Company's chief executive officer and chief financial officer pursuant to the Securities Exchange Act of 1934, as amended, filed as Exhibits 31.1, 31.2 and 32 to this Third Quarter Form 10-Q/A.

The financial information that is included in this Third Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement is only related to the thirteen and thirty-nine weeks ended November 26, 2005. All amounts included in this report as of and for the thirteen and thirty-nine weeks ended November 27, 2004 and as of February 28, 2005 are not affected by the restatement. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement and the above noted litigation. Information in this Third Quarter Form 10-Q/A is generally stated as of November 26, 2005 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this Third Quarter Form 10-Q/A have been revised to reflect events and developments subsequent to November 26, 2005.

With the filing of this Third Quarter Form 10-Q/A, the Company has amended the Third Quarter Form 10-Q. Accordingly and as previously disclosed in the Company's Annual Report on Form 10-K filed on August 11, 2006, the Company's Consolidated Financial Statements for the thirteen and thirty-nine weeks ended November 26, 2005 and the related financial information contained in the Third Quarter Form 10-Q should no longer be relied upon.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASCENDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                         November 26, 2005   February 28, 2005
                                                         -----------------   -----------------
                                                            (Restated)
Current Assets:
Cash and cash equivalents ............................   $       4,488,488   $          31,763
Trade receivables, net of allowance for doubtful
   accounts of $586,651 at November 26, 2005 and
   $547,306 at February 28, 2005 .....................           8,300,589           8,002,867
Notes receivable, current portion ....................              93,413                   -
Inventories ..........................................          16,886,032           8,725,952
Prepaid expenses and other ...........................           2,775,394             564,617
                                                         -----------------   -----------------
Total current assets .................................          32,543,916          17,325,199
Property, plant and equipment, net ...................           6,576,136           6,017,533
Goodwill .............................................          30,974,680                   -
Intangibles, net .....................................          54,448,736                   -
Notes receivable, less current portion ...............             540,467                   -
Other assets, net ....................................           2,714,888             692,817
                                                         -----------------   -----------------
Total assets .........................................   $     127,798,823   $      24,035,549
                                                         =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable .....................................   $       9,179,216   $      10,541,956
Accrued expenses .....................................           3,229,119           2,845,485
Bridge loan ..........................................          80,000,000                   -
Current portion of long-term debt ....................              43,767           8,929,540
                                                         -----------------   -----------------
Total current liabilities ............................          92,452,102          22,316,981
Long-term debt, less current portion .................                   -           6,875,296
Long-term pension obligation .........................             728,778             673,328
Other liabilities ....................................             200,000                   -
                                                         -----------------   -----------------
Total liabilities ....................................          93,380,880          29,865,605

Stockholders' equity:
Preferred stock, par value $.001 per share;
Authorized 1,000,000 shares; issued 2,553.6746
   shares at November 26, 2005; no shares issued at
   February 28, 2005 .................................                   3                   -
Common stock, par value $.001 per share;
Authorized 25,000,000 shares; issued 13,861,556 shares
   at November 26, 2005; no shares issued at February
   28, 2005 ..........................................              13,862                   -
Additional paid in capital ...........................          37,886,618                   -
Accumulated deficit ..................................          (3,315,077)                  -
Members' contribution ................................                   -               2,000
Accumulated members' loss ............................                   -          (5,707,597)
Accumulated comprehensive loss .......................            (167,463)           (124,459)
                                                         -----------------   -----------------
Total stockholders' equity (deficit) .................          34,417,943          (5,830,056)

                                                         -----------------   -----------------
Total liabilities and stockholders' equity ...........   $     127,798,823   $      24,035,549
                                                         =================   =================

See accompanying notes to consolidated financial statements.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          Thirteen weeks ended        Thirty-nine weeks ended
                                                      Nov 26, 2005   Nov 27, 2004   Nov 26, 2005   Nov 27, 2004
                                                      ------------   ------------   ------------   ------------
                                                       (Restated)                    (Restated)
Net sales .........................................   $ 18,376,637   $ 18,017,820   $ 52,568,486   $ 52,029,135
Costs of sales ....................................     16,748,620     16,120,394     48,648,164     45,849,398

                                                      ------------   ------------   ------------   ------------
Gross profit ......................................      1,628,017      1,897,426      3,920,322      6,179,737

Operating expenses:
Selling and marketing .............................        965,645        854,986      2,809,510      2,871,377
General and administrative ........................      3,252,529      1,679,597      7,641,148      4,613,929
                                                      ------------   ------------   ------------   ------------
Total operating expenses ..........................      4,218,174      2,534,583     10,450,658     7,485,306

Loss from operations ..............................     (2,590,157)      (637,157)    (6,530,336)    (1,305,569)

Other income, net .................................      2,812,398        391,287      2,884,573        446,138
Interest expense, net .............................       (737,686)      (340,534)    (1,503,308)      (979,144)
                                                      ------------   ------------   ------------   ------------
Total other/interest expense ......................      2,074,712         50,753      1,381,265       (533,006)

                                                      ------------   ------------   ------------   ------------
Loss before income taxes ..........................       (515,445)      (586,404)    (5,149,071)    (1,838,575)
Income taxes ......................................              -              -              -              -
                                                      ------------   ------------   ------------   ------------
Net loss ..........................................   $   (515,445)  $   (586,404)  $ (5,149,071)  $ (1,838,575)
                                                      ============   ============   ============   ============

Basic and diluted net loss per share - common .....   $      (0.04)             -   $      (0.24)  $          -
Basic and diluted net loss per share - preferred
   (see Note 11) ..................................   $          -   $       (230)  $       (718)  $       (720)

Shares used in computing net loss per share:
   Basic and diluted - common .....................     13,833,094              -     13,765,693              -
   Basic and diluted - preferred ..................          2,554          2,554          2,554          2,554

See accompanying notes to consolidated financial statements.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' / MEMBERS' EQUITY (DEFICIT) FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005

                             Series A
                             Preferred                           Additional  Accumulated
                               Stock           Common Stock       Paid-In    Stockholders'
                            Shares   $       Shares        $      Capital       Deficit
                           -------  ---    ----------  -------  -----------  -------------
BALANCE AT
  FEBRUARY 28, 2005 .....        -  $ -             -  $     -  $         -   $         -

Other Comprehensive
  Loss:
Foreign currency
  translation ...........        -    -             -        -            -             -
Net loss to date of
  recapitalization
  and Merger ............        -    -             -        -            -             -
Net loss subsequent
  to Merger (Restated)
  (Note 2) ..............        -    -             -        -            -    (3,315,077)

Total Comprehensive
  Loss:

Conversion from
  LLC to Corporation ....  2,553.7    3             -        -   (7,541,591)            -
Exercise of warrants ....                     111,000      111      110,889
Reverse acquisition
  of Cenuco, Inc. .......        -    -    13,750,556   13,751   45,317,320             -
                           -------  ---    ----------  -------  -----------   -----------
BALANCE AT
  NOVEMBER 26, 2005
  (Restated) ............  2,553.7  $ 3    13,861,556  $13,862  $37,886,618   $(3,315,077)
                           -------  ---    ----------  -------  -----------   -----------
                                                                              (continued)

See accompanying notes to consolidated financial statements.

                                       6A

ASCENDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' / MEMBERS' EQUITY (DEFICIT) FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 (continued)

                                                          Accumulated    Stockholders'
                                           Accumulated       Other        / Members'
                              Members'       Members'    Comprehensive      Equity
                           Contributions      Loss           Loss         (Deficit)
                           -------------   -----------   -------------   -------------
BALANCE AT
  FEBRUARY 28, 2005 .....  $      2,000    $(5,707,597)  $   (124,459)   $ (5,830,056)
                                                                         ------------
Other Comprehensive
  Loss:
Foreign currency
  translation ...........             -              -        (43,004)        (43,004)
Net loss to date of
  recapitalization
  and Merger ............             -     (1,833,994)             -      (1,833,994)
Net loss subsequent
  to Merger (Restated)
  (Note 2) ..............             -              -              -      (3,315,077)
                                                                         ------------
Total Comprehensive
  Loss: .................                                                  (5,192,075)
                                                                         ------------
Conversion from
  LLC to Corporation ....             -      7,541,591              -               3
Exercise of warrants ....                                                     111,000
Reverse acquisition
  of Cenuco, Inc. .......        (2,000)             -              -      45,329,071
                           ------------    -----------   -------------   ------------
BALANCE AT
  NOVEMBER 26, 2005
  (Restated) ............  $          -    $         -   $   (167,463)   $ 34,417,943
                           ------------    -----------   -------------   ------------

See accompanying notes to consolidated financial statements.

                                       6B

ASCENDIA BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Thirty-nine weeks ended
                                                                    November 26, 2005   November 27, 2004
                                                                    -----------------   -----------------
                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................   ($ 5,149,071)       ($ 1,838,575)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization .....................................      1,581,826             723,475
Provision for bad debts ...........................................        214,971             184,305
Amortization of deferred financing costs ..........................        467,451              98,799
Gain on settlement of Seller's Note ...............................     (2,500,000)                  -
Gain on disposal of fixed assets ..................................        (32,833)                  -
Changes in operating assets and liabilities:
  Accounts receivable .............................................       (457,722)         (2,055,076)
  Inventories .....................................................     (8,138,441)           (996,011)
  Prepaid expenses  and other .....................................     (1,772,998)           (177,014)
  Other assets ....................................................       (130,696)              9,000
  Accounts payable ................................................     (1,458,978)          3,205,707
  Accrued expenses ................................................        206,283             (43,516)
  Long-term pension obligations ...................................         55,450              89,757
                                                                      ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES .............................    (17,114,758)           (799,149)
                                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in cash from reverse acquisition of Cenuco .........      6,002,887                   -
  Proceeds from note receivable ...................................         71,142                   -
  Acquisition costs ...............................................              -              (6,075)
  Purchase of property, plant and equipment .......................     (1,126,800)           (486,184)
  Proceeds from disposal of fixed assets ..........................              -              37,301
  Purchase of intellectual property, including acquisition costs ..   ($47,270,313)                  -
                                                                      ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES .............................    (42,323,084)           (454,958)
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bridge loan proceeds ............................................     80,000,000                   -
  Net (repayments) borrowings under line of credit ................     (5,698,935)          1,832,176
  Financing costs .................................................     (2,912,360)            (26,849)
  Repayments of long-term debt ....................................     (6,843,890)           (507,639)
  Repayments of capital leases ....................................       (718,244)            (44,789)
  Proceeds from exercise of warrants ..............................        111,000                   -
                                                                      ------------        ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES .........................     63,937,571           1,252,899
                                                                      ------------        ------------
Effect of exchange rates on cash and cash equivalents .............        (43,004)              1,208
                                                                      ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........................      4,456,725                   -
Cash and cash equivalents at beginning of period ..................         31,763               1,827
                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................   $  4,488,488        $      1,827
                                                                      ============        ============


Supplemental disclosures of cash flow information:

  Cash paid for interest ..........................................   $  1,819,791        $    866,495
    Reverse merger, excluding cash acquired (see Note 1):
    Estimated fair value of tangible assets acquired ..............   $  1,199,715                   -

    Goodwill and identifiable intangible assets acquired ..........     38,974,680                   -
    Liabilities assumed ...........................................       (473,590)                  -
                                                                      ------------
    Net assets acquired ...........................................   $ 39,700,805                   -
                                                                      ============

See accompanying notes to consolidated financial statements.

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          November 26, 2005 (Unaudited)

NOTE 1 - DESCRIPTON OF BUSINESS AND REORGANIZATION

On May 9, 2006, Cenuco, Inc. changed its name to Ascendia Brands, Inc. ("Ascendia" or the "Company"). The American Stock Exchange symbol was also changed shortly thereafter to "ASB".

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated fair value of the assets acquired less liabilities has been allocated as shown below:

The allocation of Purchase Price (as restated) is as follows:

Cash and cash equivalents ...........................    $  6,002,887
Other current assets ................................         496,526
                                                         ------------
Total current assets ................................       6,499,413
Property, plant, and equipment ......................         111,382
Goodwill ............................................      30,974,680
Intangibles .........................................       8,000,000
Other Assets ........................................         591,807
                                                         ------------

   Total assets acquired ............................      46,177,282
                                                         ------------

   Total liabilities assumed ........................        (473,590)
                                                         ------------

   Estimated fair value of net assets acquired ......    $ 45,703,692
                                                         ------------

This initial allocation of purchase price reflected in the Company's consolidated financial statements as of November 26, 2005 was restated (see Note
2).

Following the Merger, the Company's business consists of the Health and Beauty Care ("HBC") Division and the Wireless Application Development ("WAD") Division. The HBC Division is doing business as Lander Co., Inc. ("Lander"). Lander's principal business activity is the manufacture and distribution of health, beauty and oral-care products, primarily throughout the United States and Canada. The WAD Division is doing business as Cenuco Wireless and has primary focus on wireless application development. WAD is engaged in the wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. This is also known as remote video monitoring via cellular device. In this wireless segment, WAD provides cellular carriers, Internet Service Providers, resellers, and distributors a host of wireless video streaming products that can generate an increase in subscriber adoption of wireless data services, as well as broadband Internet services.

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

NOTE 2 - RESTATEMENT OF THE THIRD QUARTER 2006

The Company has restated its consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 26, 2005 to correct an error in the initial purchase price allocation to identifiable intangible assets in connection with the May 20, 2005 Merger (see Note 1). The following is a description of the accounting adjustments included in the restatement of the Company's consolidated financial statements and the effect of the adjustment at November 26, 2005 on the consolidated balance sheet and on the consolidated statement of operations for the thirteen and thirty-nine weeks ended November 26, 2005 and the statements of stockholders'/members' equity (deficit) and cash flows for the thirty-nine weeks ended November 26, 2005. All amounts included in this report as of and for the thirteen and thirty-nine weeks ended November 27, 2004 and as of February 28, 2005 were not affected by the restatement.

The initial estimated allocation (see Note 1) of the purchase price equivalent in connection with the Merger (see Note 1) was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that the allocation of value to these intangible assets was not appropriate and, with the input of a third party valuation expert, identified core software technology intangible assets (5 year life) with an estimated relative value of $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. Goodwill of $30,974,680 related to the acquisition was assigned entirely to the WAD operating division. The increased allocation of purchase price to amortizable intangibles resulted in an additional $291,316 and $611,443 of amortization expense being recorded in the thirteen and thirty-nine weeks ended November 26, 2005, respectively. The Company has also amended Form 10-Q for the thirteen and twenty-six weeks ended August 27, 2005 to reflect an increase of $320,127 of amortization expense for the twenty-six weeks ended August 27, 2005. The impact on the thirteen week period ended May 28, 2005 was not material and accordingly no restatement was necessary.

The restatement reflects a $291,316($0.02 per share) and $611,443($0.04 per share) non-cash increase in the net loss for the thirteen and thirty-nine weeks ended November 26, 2005, respectively.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Ascendia Brands as of and for thirteen and thirty-nine weeks ended November 26, 2005 and November 27, 2004 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the respective interim periods are not necessarily indicative of results to be expected for the full year.

A summary of the Ascendia's significant accounting policies follows:

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

Goodwill and Indefinite Lived Intangibles

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $30,974,680. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 4), the Company made a preliminary allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, the Company recorded intangible assets of $8,000,000, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $398,904 and $836,077, respectively, for the thirteen and thirty-nine weeks ended November 26, 2005. There was no amortization expense on these intangible assets in prior years. For the Playtex asset acquisition on November 16, 2005, a preliminary allocation of the purchase price resulted in $30.4 million being allocated to customer relationships with estimated useful lives initially estimated of up to 10 years, to be amortized on a straight-line basis. The amortization expense recorded for the thirteen or thirty-nine weeks ended November 26, 2005 was $33,337.

Balances of acquired intangible assets, excluding goodwill are as follows:

                                            Formulae
                            Purchased         And         Customer
                            Technology     Tradenames   Relationships       Total
                           ------------   ------------  -------------   ------------
                            (Restated)
Intangible assets
 as of November 26, 2005:  $  8,000,000   $ 16,924,477   $ 30,393,673   $ 55,318,150

Accumulated amortization       (836,077)             -        (33,337)      (869,414)
                           ------------   ------------   ------------   ------------

Carrying value ..........  $  7,163,923   $ 16,924,477   $ 30,360,336   $ 54,448,736
                           ============   ============   ============   ============

Weighted average original
 life (in years) ........             5     indefinite             10              -
                           ------------   ------------   ------------   ------------

Amortization expense for the thirteen and thirty-nine weeks ended November 26, 2005 is $432,241 and $869,414, respectively.

Estimated aggregate amortization expense based on the current carrying value of intangible assets for the next five years is as follows:

        Fiscal
         Year       Amount
        ------    ----------
         2007     $4,639,367
         2008     $4,652,076
         2009     $4,639,367
         2010     $4,639,367
         2011     $3,390,052

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

Five trade customers comprised 42% and 46% respectively of the Company's net sales, (with two customers comprising approximately 34% and 38% respectively) for the thirteen and thirty-nine weeks ended November 26, 2005. At November 26, 2005 the same five trade customers represented 42% of receivables, with one customers comprising 29%.

Five trade customers comprised 44% and 44% respectively of the Company's net sales, (with two customers comprising approximately 35% and 36% respectively) for the thirteen and thirty-nine weeks ended November 27, 2004. At November 27, 2004 the same five trade customers represented 43% of receivables, with one customer comprising 28%.

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

NOTE 4 - PLAYTEX ACQUISITON

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

The preliminary allocation of Purchase Price is as follows:

Inventory .........................      $  9,600,000
Property, Plant and Equipment .....           900,000
Brand Names and Product Formulas ..        16,924,477
Customer Relationships ............        30,393,673
                                         ------------

   Total Purchase Price ...........      $ 57,818,150
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

NOTE 5 - INVENTORIES

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
                                   ============      ============

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

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

NOTE 7 - LONG-TERM DEBT

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

NOTE 8 - INCOME TAXES

In each period presented the effective income tax rate differs from the statutory rate of 34% primarily due to the inability to recognize tax benefits on current losses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Cenuco, Inc. ("Cenuco Wireless"), the Company's wireless applications development subsidiary, is the defendant in a patent infringement case commenced on February 1, 2005 in Federal District Court for the Southern District of New York ( Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The plaintiff, Raymond Anthony Joao, asserts in his complaint that Cenuco Wireless is infringing certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130, which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has timely answered the complaint denying infringement, and intends to defend this case vigorously on the merits. Management believes that the patents relied on by Joao are invalid and that the chances of Joao prevailing are remote. Nonetheless, there can be no assurance as to the outcome of the case, and a judicial determination that Cenuco Wireless is infringing Joao's patents, while unlikely, could have a material adverse effect on the ability of Cenuco Wireless to market and sell its current product line. Similarly, there is no assurance that Cenuco Wireless would be able to develop, at a reasonable cost, within a reasonable length of time or at all, a "workaround" to eliminate any patent infringement found to exist.

On September 16, 2006, Lander Co., Inc. ("Lander") received correspondence from counsel to TMV Corporation ("TMV"), styled as a "Demand for Arbitration", asserting claims in an aggregate amount in excess of $26 million against Lander and Lander Co. Canada Limited ("Lander Canada"). TMV, the parent corporation of USA Labs, Inc. ("USA Labs"), asserts in its claim that Lander and Lander Canada breached a marketing agreement with U.S.A. Labs (to which TMV was a party for consent purposes only) by failing to account for in excess of $1 million or more owed under that agreement; TMV further asserts that alleged breaches by Lander and Lander Canada of the marketing agreement were responsible for the bankruptcy of USA Labs, and TMV seeks indemnification from Lander and Lander Canada for the loss of its investment in USA Labs, alleged to be $25 million. Management believes that the claims asserted by TMV lack merit, and that TMV lacks standing to bring actions arising out of the marketing agreement. Furthermore, although styled as a "Demand for Arbitration", management believes that the correspondence from TMV's counsel does not constitute a valid demand for arbitration because TMV failed to serve or notify the American Arbitration Association, whose Commercial Arbitration Rules expressly govern the resolution of disputes arising under the marketing agreement. Should a demand for arbitration be properly served, management will contest the claims vigorously and believes that the chances of TMV prevailing are remote.

We are also involved, from time to time, in routine legal proceedings and claims incidental to our business. Should it appear probable in management's judgment that we will incur monetary damages or costs in relation to any such proceedings or claims, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges recorded against earnings. We believe that the resolution of such claims, taking into account reserves and insurance, will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

NOTE 10 - STOCK OPTIONS and WARRANTS

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
                 ---------
                 2,119,044
                 =========

NOTE 11 - CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE

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

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

                                 For the thirteen weeks ended   For the thirty-nine weeks ended
                                 ----------------------------   -------------------------------
                                   November         November      November           November
                                   26, 2005         27, 2004      26, 2005           27, 2004
                                 -----------       ----------   ------------      -------------
                                  (Restated)                     (Restated)
Allocation of net loss

Basic and Diluted:
- Common Stock ...............   $  (515,445)      $        -   $ (3,315,077)     $           -
- Series A Preferred .........             -         (586,404)    (1,833,994)        (1,838,575)
                                 -----------       ----------   ------------      -------------

Net loss .....................   $  (515,445)      $ (586,404)  $ (5,149,071)     $  (1,838,575)
                                 ===========       ==========   ============      =============

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              Thirteen weeks ended       Thirty-nine weeks ended
                                           --------------------------  --------------------------
                                           Nov 26, 2005  Nov 27, 2004  Nov 26, 2005  Nov 27, 2004
                                           ------------  ------------  ------------  ------------
                                            (Restated)                  (Restated)
Weighted average number of Common Stock
  shares - basic and diluted ............    13,833,094             -    13,765,693             -

Weighted average number of Series A
  Preferred shares - basic and diluted ..         2,554         2,554         2,554         2,554

Basic and diluted net loss per share -
  common ................................  $      (0.04) $          -  $      (0.24) $          -

Basic and diluted net loss per share -
  Series A Preferred ....................  $          -  $       (230) $       (718) $       (720)

NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex acquisition are reported in HBC Division.

13 WEEKS ENDED NOVEMBER 26, 2005

DIVISION                         HBC            WAD           TOTAL
                            ------------   ------------   -------------
                                            (Restated)      (Restated)

Revenues ................   $ 18,362,074   $     14,563   $  18,376,637
Operating loss ..........     (1,788,616)      (801,541)     (2,590,157)
Net income (loss) .......   $    277,084   $   (792,529)  $    (515,445)

39 WEEKS ENDED NOVEMBER 26, 2005

DIVISION                         HBC            WAD           TOTAL
                            ------------   ------------   -------------
                                            (Restated)      (Restated)

Revenues ................   $ 52,536,821   $     31,665   $  52,568,486
Operating loss ..........     (4,847,119)    (1,071,774)     (5,918,893)
Net loss ................   $ (3,498,840)  $ (1,650,231)  $  (5,149,071)

Assets ..................   $ 88,540,001   $ 39,258,822   $ 127,798,823

GEOGRAPHIC

                                                           LONG-LIVED
                                             REVENUES        ASSETS
                                           ------------   ------------
                                                           (Restated)
Thirteen weeks ended November 26, 2005:
United States ..........................   $ 11,914,833   $ 91,342,606
Canada .................................      4,140,767        656,946
Other foreign countries ................      2,321,037              -
                                           ------------   ------------
Total ..................................   $ 18,376,637   $ 91,999,552
                                           ============   ============

Thirty-nine weeks ended November 26, 2005:
United States ..........................   $ 34,079,588
Canada .................................     11,919,269
Other foreign countries ................      6,569,629
                                           ------------
Total ..................................   $ 52,568,486
                                           ============

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

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

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Mr. Edward J. Doyle, a member of the Board of Directors of Ascendia (effective May 20, 2005) is a Managing Member of ZVLLC. For the thirty-nine weeks ended November 26, 2005, ZVLLC invoiced the Company for $19,078. For the thirty-nine weeks ended November 27, 2004, ZVLLC invoiced the Company for $25,594. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at November 26, 2005 was $0.

Mr. Kenneth D. Taylor, also a member of the Board of Directors of Ascendia, Inc. (effective May 20, 2005) provided consulting services to the Company. For the thirty-nine weeks ended November 26, 2005, he invoiced the Company $5,000. For the thirty-nine weeks ended November 27, 2004, he did not invoice the Company. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. The balance due at November 26, 2005 was $0.

The Hermes Group LLC (THGLLC), a limited liability company, provides banking and corporate advisory services to the Company. For the thirty-nine weeks ended November 27, 2005, THGLLC invoiced Lander Co., Inc., a wholly owned subsidiary of the Registrant, for $237,413, as compensation for the provision of business advisory services. Mr. Mark I. Massad owns beneficially 40 percent of the Registrant's Series A Participating Preferred Stock, and is a member of THGLLC. As of November 26, 2005, there was a balance due to THGLLC of $10,000.

In addition the Company paid a success fee of $1,000,000 to THGLLC in connection with the Registrant's acquisition of certain brands and related assets from Playtex Products, Inc., (see Note 3).

For the thirty-nine weeks ended November 26, 2005 the Registrant paid guarantee fees of $400,000 each to Dana Holdings, LLC ("Dana") and MarNan Holdings, LLC 2005 ("MarNan) in connection with a Bridge Loan agreement dated November 15, 2005 between the Registrant, Prencen Lending LLC and Highgate House Funds, Ltd. (see Note 3). Joseph A. Falsetti (who is a Director and the Chief Executive Officer of the Company) and/or members of his immediate family own beneficially
96.875 percent of the ownership interests in Dana Holdings, LLC ("Dana Holdings"), a New Jersey limited liability company. Dana Holdings owns 40 percent of the Company's Series A Preferred Stock. Mr.Mark I. Massad owns beneficially 96.875 percent of the ownership interests in MarNan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

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

                                               39 weeks ended    39 weeks ended
                                                 November 26      November 27
                                                    2005              2004
                                               ---------------------------------
                                                  (Restated)
Net sales .................................    $   52,608,523    $   52,043,877
Net loss before amortization of intangibles        (5,113,802)       (4,492,850)
Amortization of intangible assets .........        (1,187,945)       (1,187,945)
Net loss ..................................    $   (6,301,747)   $   (5,680,795)
Loss per common share - basic and diluted .    $         (.46)   $         (.41)
Weighted average shares ...................        13,765,693        13,750,556

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

EXECUTIVE SUMMARY

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Ascendia Brands, Inc., ("Ascendia" or the "Company") merged (the "Merger") with Hermes Acquisition Company I LLC, a limited liability company organized on April 25, 2003 under the laws of the State of Delaware ("HACI"). As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander Co., Inc., a Delaware corporation ("Lander US"), Hermes Real Estate I LLC, a New York limited liability company ("HREI"), and Lander Co. Canada Limited, an Ontario corporation ("Lander Canada") and together with Lander US and HREI, became wholly owned subsidiaries of Ascendia. HREI became a wholly owned subsidiary of HACI on March 1, 2005. Prior thereto, HACI and HREI had the same ownership.

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

Facilities

The Company is headquartered in Hamilton, NJ, and operates two manufacturing and distribution facilities in Binghamton, NY (owned) and Toronto (leased). Additionally, Lander utilizes two outside public warehouse facilities in Buena Park, CA and in Charlotte, NC. The primary core competencies of both manufacturing facilities are Health and Beauty Care liquid fill and talc powder filling. The two distribution facilities act as remote warehouses and FOB pick up locations. Both manufacturing facilities have warehouse and distribution capability supplemented by the two remote warehouses.

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

THIRTEEN WEEKS ENDED NOVEMBER 26, 2005 (RESTATED) COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 27, 2004

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

SELLING AND ADMINISTRATIVE EXPENSES (RESTATED)

Selling and administrative expenses amounted to $4.2 million for the thirteen weeks ended November 26, 2005 compared to $2.5 million for the thirteen weeks ended November 27, 2004. The increase of $1.7 million is due to the selling and administrative costs of Cenuco's WAD division which contributed $0.8 million of incremental cost this quarter, in conjunction with $0.4 million one time costs for outside legal, professional and audit fees associated with the filing of the 8-K/A on December 19, 2005. Sales and marketing expenses are $0.1 million above prior year related to incremental expenses associated with the launch of Lander Premium value business division. The balance of the $0.4 million increase pertains to incremental salary, benefits and professional fees related to being a public versus private entity.

OTHER INCOME

Other income of $2.8 million for the thirteen weeks ended November 26, 2005 represents an increase of $2.4 over the thirteen weeks ended November 27, 2004. The primary reason for the increase is related to a one-time gain of $2.5 million on extinguishment of debt.

THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 (RESTATED) COMPARED TO THE THIRTY-NINE WEEKS ENDED NOVEMBER 27, 2004

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

SELLING AND ADMINISTRATIVE EXPENSES (RESTATED)

Selling and administrative expenses amounted to $10.5 million for the thirty-nine weeks ended November 26, 2005 compared to $7.5 million for the thirty-nine weeks ended November 27, 2004; an increase of $3.0 million. Selling and administrative costs of Cenuco's WAD division added $1.8 million to total cost in the current period. In addition, salary and salary related expenses in conjunction with outside legal, professional and audit fees amounted to $0.8 million. Furthermore there were one time costs of $0.4 million for outside legal, professional and audit fees associated with the filing of the 8-K/A on December 19, 2005.

OTHER INCOME

Other income of $2.9 million for the thirty-nine weeks ended November 26, 2005 represents an increase of $2.4 over the thirty-nine weeks ended November 27, 2004. The primary reason for the increase is related to a one-time gain of $2.5 million pertaining to the early extinguishment of debt.

OTHER FINANCIAL ITEMS (RESTATED)

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

CASH FLOW - THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 (RESTATED) AND NOVEMBER 27, 2004

Net cash used in operating activities was $17.1 million and $0.8 million, respectively for the thirty-nine weeks ended November 26, 2005 and November 27, 2004. For the thirty-nine weeks ended November 26, 2005, the primary factor contributing to negative operating cash flow related to the acquisition of inventory of $9.6 million from Playtex. Other major contributors consisted of the net loss of $5.1 million, plus the net effect of non-cash income and expenses of $0.3 million , the increase in prepaid and other assets primarily due to $1.3 million purchase price adjustment from Playtex and a decrease in accounts payable of $1.5 million, less other net changes of $0.7 million. For the thirty-nine weeks ended November 27, 2004, the major contributors to negative operating cash flow was a net income loss of $1.8 million, less non-cash expenses of $1.0 million, an increase in accounts payable of $3.2 million, offset by increases in trade receivables, inventory and prepaid assets of $3.2 million.

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

AT NOVEMBER 26, 2005 THE COMPANY HAD CASH AND CASH EQUIVALENTS OF $4.5 MILLION. MANAGEMENT BELIEVES THIS AND OTHER FINANCING SOURCES AVAILABLE TO THE COMPANY PROVIDE CENUCO WITH SUFFICIENT OPERATING LIQUIDITY.

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

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Mr. Edward J. Doyle, a member of the Board of Directors of Ascendia (effective May 20, 2005) is a Managing Member of ZVLLC. For the thirty-nine weeks ended November 26, 2005, ZVLLC invoiced the Company for $19,078. For the thirty-nine weeks ended November 27, 2004, ZVLLC invoiced the Company for $25,594. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. The balance due ZVLLC at November 26, 2005 was $0.

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

The Hermes Group LLC (THGLLC), a limited liability company, provides banking and corporate advisory services to the Company. For the thirty-nine weeks ended November 27, 2005, THGLLC invoiced Lander Co., Inc., a wholly owned subsidiary of the Registrant, for $237,413, as compensation for the provision of business advisory services. Mr. Mark I. Massad owns beneficially 40 percent of the Registrant's Series A Participating Preferred Stock, and is a member of THGLLC. As of November 26, 2005, there was a balance due to THGLLC of $10,000.

In addition the Company paid a success fee of $1,000,000 to THGLLC in connection with the Registrant's acquisition of certain brands and related assets from Playtex Products, Inc., (see Note 4).

For the thirty-nine weeks ended November 26, 2005 the Registrant paid guarantee fees of $400,000 each to Dana Holdings, LLC ("Dana") and MarNan Holdings, LLC 2005 ("MarNan) in connection with a Bridge Loan agreement dated November 15, 2005 between the Registrant, Prencen Lending LLC and Highgate House Funds, Ltd. (see Note 4). Joseph A. Falsetti (who is a Director and the Chief Executive Officer of the Company) and/or members of his immediate family own beneficially
96.875 percent of the ownership interests in Dana Holdings, LLC ("Dana Holdings"), a New Jersey limited liability company. Dana Holdings owns 40 percent of the Company's Series A Preferred Stock. Mr.Mark I. Massad owns beneficially 96.875 percent of the ownership interests in MarNan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

The Company's management believes the charges for the related party services (listed above) and facilities are consistent with those that would be paid to independent third parties.

RISK FACTORS

The Company's top five customers accounted for approximately 42% and 46%, respectively of consolidated net revenues for the thirteen and thirty-nine weeks ended November 26, 2005. Trade accounts receivable from these customers represented approximately 42% of net consolidated receivables at November 26, 2005. Wal-Mart Stores Inc. accounted for approximately 24% and 30%, respectively of consolidated net revenues for the thirteen and thirty-nine weeks ended November 26, 2005. Dollar Tree Stores Inc accounted for approximately 9% and 8%, respectively of net consolidated revenues for the thirteen and thirty-nine weeks ended November 26, 2005. A significant decrease or interruption in business from the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products.

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

ITEM 4.  C0NTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the thirteen week period ended November 26, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The above conclusion regarding the inadequacy of the Company's internal controls as of November 26, 2005 relates to a control deficiency in the application of purchase accounting for an acquisition completed during the first quarter of the current fiscal year, as fully described in Note 2 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q/A. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the thirteen week period ended November 26, 2005. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management attributes the above noted material weakness substantially to lack of sufficient and appropriate internal expertise to evaluate the input provided to us from outside valuation experts used in our purchase accounting. Since November 26, 2005, we have made changes to our internal financial reporting group, which we believe will provide an effective remediation to the material weaknesses that existed as of November 26, 2005. We will continue to monitor the effectiveness of the control modifications and other financial reporting control areas that may require enhancement, and implement improvements as and when necessary.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - WAD DIVISION:

Cenuco, Inc. ("Cenuco Wireless"), the Company's wireless applications development subsidiary, is the defendant in a patent infringement case commenced on February 1, 2005 in Federal District Court for the Southern District of New York ( Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The plaintiff, Raymond Anthony Joao, asserts in his complaint that Cenuco Wireless is infringing certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130, which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has timely answered the complaint denying infringement, and intends to defend this case vigorously on the merits. Management believes that the patents relied on by Joao are invalid and that the chances of Joao prevailing are remote. Nonetheless, there can be no assurance as to the outcome of the case, and a judicial determination that Cenuco Wireless is infringing Joao's patents, while unlikely, could have a material adverse effect on the ability of Cenuco Wireless to market and sell its current product line. Similarly, there is no assurance that Cenuco Wireless would be able to develop, at a reasonable cost, within a reasonable length of time or at all, a "workaround" to eliminate any patent infringement found to exist.

On September 16, 2006, Lander Co., Inc. ("Lander") received correspondence from counsel to TMV Corporation ("TMV"), styled as a "Demand for Arbitration", asserting claims in an aggregate amount in excess of $26 million against Lander and Lander Co. Canada Limited ("Lander Canada"). TMV, the parent corporation of USA Labs, Inc. ("USA Labs"), asserts in its claim that Lander and Lander Canada breached a marketing agreement with U.S.A. Labs (to which TMV was a party for consent purposes only) by failing to account for in excess of $1 million or more owed under that agreement; TMV further asserts that alleged breaches by Lander and Lander Canada of the marketing agreement were responsible for the bankruptcy of USA Labs, and TMV seeks indemnification from Lander and Lander Canada for the loss of its investment in USA Labs, alleged to be $25 million. Management believes that the claims asserted by TMV lack merit, and that TMV lacks standing to bring actions arising out of the marketing agreement. Furthermore, although styled as a "Demand for Arbitration", management believes that the correspondence from TMV's counsel does not constitute a valid demand for arbitration because TMV failed to serve or notify the American Arbitration Association, whose Commercial Arbitration Rules expressly govern the resolution of disputes arising under the marketing agreement. Should a demand for arbitration be properly served, management will contest the claims vigorously and believes that the chances of TMV prevailing are remote.

We are also involved, from time to time, in routine legal proceedings and claims incidental to our business. Should it appear probable in management's judgment that we will incur monetary damages or costs in relation to any such proceedings or claims, and such costs can be reasonably estimated, liabilities are recorded in the financial statements and charges recorded against earnings. We believe that the resolution of such claims, taking into account reserves and insurance, will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

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

Date: October 17, 2006