Form 10-Q
period 2006-08-26
ASCENDIA BRANDS, INC.
filed 2006-10-27
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal thirteen weeks ended August 26, 2006

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

On October 27, 2006, the issuer had outstanding 13,913,056 shares of common stock, $.001 par value per share.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

THIRTEEN WEEKS ENDED AUGUST 26, 2006

INDEX

PAGE

PART I. - Financial Information

Item 1 - Financial Statements	1

Consolidated Balance Sheets
As of August 26, 2006 (Unaudited) and February 28, 2006	1

Consolidated Statements of Operations (Unaudited)
For the Thirteen and Twenty-Six Weeks ended August 26, 2006 and August 27, 2005	2

Consolidated Statement of Stockholders’ Equity
For the Twenty-Six Weeks ended August 26, 2006 (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)
For the Twenty-Six Weeks ended August 26, 2006 and August 27, 2005	4

Notes to Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis And Results of Operations	25

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	45

Item 4 - Controls and Procedures	46

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	47

Item 1A - Risk Factors	47

Item 6 - Exhibits	52

Signatures	53

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	August 26, 2006	February 28, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$225	$1,876
Trade receivables, net of allowances of $734 at August 26, 2006 and $528 at February 28, 2006	12,255	6,471
Inventories	14,987	16,269
Miscellaneous receivables	44	1,693
Note receivable, current portion	97	95
Prepaid expenses and other	808	679

Total current assets	28,416	27,083

Property, plant and equipment, net	6,542	6,502
Goodwill	14,554	14,554
Intangibles, net	50,928	53,203
Notes receivable, less current portion	282	340
Other assets, net	7,819	1,264

Total assets	$108,541	$102,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,329	$9,024
Accrued expenses	3,457	2,852
Accrued interest	600	1,202
Current portion of long-term debt	9	32
Total current liabilities	14,395	13,110
Long-term debt, less current portion	83,591	80,000
Long-term pension obligation	1,017	967
Total liabilities	99,003	94,077

Stockholders’ equity:
Convertible preferred stock, par value $.001 per share; Authorized 1,000,000 shares; issued and outstanding 2,347.7746 shares at August 26, 2006 and issued and outstanding 2,553.6746 shares at February 28, 2006	—	—
Common stock, par value $.001 per share; Authorized 225,000,000 shares; issued and outstanding 13,913,056 shares at August 26, 2006 and issued and outstanding 13,882,056 shares at February 28, 2006	14	14
Additional paid in capital	42,721	37,907
Accumulated deficit	(32,453)	(28,378)
Accumulated comprehensive loss	(744)	(674)
Total stockholders’ equity	9,538	8,869
Total liabilities and stockholders’ equity	$108,541	$102,946

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended		For the twenty-six weeks ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005

Net sales	$24,404	$16,841	$49,326	$34,192
Cost of sales	19,935	15,600	40,130	31,900

Gross Profit	4,469	1,241	9,196	2,292

Operating expenses:
Selling and marketing	1,457	877	2,858	1,844
General and administrative	4,364	2,653	7,723	4,389
Total operating expenses	5,821	3,530	10,581	6,233

Loss from operations	(1,352)	(2,289)	(1,385)	(3,941)

Other income (loss):
Interest expense, net	(3,118)	(369)	(5,603)	(765)
Loss on issuance of debt	(6,872)	—	(6,872)	—
Amortization of finance fees and debt discount	(390)	—	(1,561)	—
Gain on revaluation of compound derivative liability	11,202	—	11,202	—
Other income (expense), net	(1)	153	144	72
Total other income (loss)	821	(216)	(2,690)	(693)

Loss before income taxes	(531)	(2,505)	(4,075)	(4,634)

Income taxes	—	—	—	—

Net loss	$(531)	$(2,505)	$(4,075)	$(4,634)

Basic and diluted loss per common share	$(0.04)	$(0.18)	$(0.29)	$(0.20)
Basic and diluted loss per preferred share	$—	$(718)	$—	$(718)
Shares used in computing loss per share:
Basic - common	13,913,056	13,768,930	13,910,252	13,734,420
Basic - preferred	2,347.8	2,553.7	2,347.8	2,553.7
Diluted - common	13,913,056	13,768,930	13,910,252	13,734,420
Diluted - preferred	2,347.8	2,553.7	2,347.8	2,553.7

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the twenty-six weeks ended August 26, 2006

(Amounts in thousands, except for share and per share data)

	Series A Preferred Stock Shares	Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity

Balance at February 28, 2006	2,553.7	$—	13,882,056	$14	$37,907	$(28,378)	$(674)	$8,869
Net loss	—	—	—	—	—	(4,075)	—	(4,075)
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(70)	(70)
Comprehensive loss	—	—	—	—	—	—	—	(4,145)
Warrants issued - fair value	—	—	—	—	8,429	—	—	8,429
Exercise of warrants	—	—	31,000	—	31	—	—	31
Redemption of Series A Preferred shares	(205.9)	—	—	—	(3,646)	—	—	(3,646)

Balance at August 26, 2006 (unaudited)	2,347.8	$—	13,913,056	$14	$42,721	$(32,453)	$(744)	$9,538

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the twenty-six weeks ended
	August 26, 2006	August 27, 2005
Cash flows from operating activities:
Net loss	$(4,075)	$(4,634)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,758	911
Provision for accounts receivable	163	161
Amortization of deferred financing costs and debt discount	1,561	109
Loss on issuance of debt	6,872	—
Gain on revaluation of compound derivative liability	(11,202)	—
Non-cash interest	4,157	—
Changes in operating assets and liabilities:
Trade receivables	(5,947)	(331)
Inventories	1,282	1,341
Prepaid expenses and other	1,520	(642)
Other assets	(45)	(536)
Accounts payable	1,305	(14)
Accrued expenses	32	164
Long-term pension obligations	50	58
Net cash used in operating activities	(1,569)	(3,413)
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	—	6,235
Proceeds from note receivable	56	200
Acquisition costs	(741)	(343)
Purchase of property, plant and equipment	(543)	(255)
Disposal of fixed assets	20	—
Net cash (used in) provided by investing activities	(1,208)	5,837
Cash flows from financing activities
Net borrowings (repayments) of revolver	8,072	(1,607)
Net proceeds from issuance of convertible notes	2,747	—
Financing costs	(5,993)	(95)
Repayments of long-term debt	(15)	(339)
Repayments of capital lease	—	(33)
Redemption of preferred stock	(3,646)	—
Proceeds from exercise of warrants	31	76
Net cash provided by (used in) financing activities	1,196	(1,998)
Effect of exchange rates on cash	(70)	(27)
Net (decrease) increase in cash and cash equivalents	(1,651)	399
Cash and cash equivalents at the beginning of period	1,876	32
Cash and cash equivalents at the end of period	$225	$431

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,054	$445
Non-cash fees and expenses related to issuance of convertible notes	4,195	—
Warrants in connection with issuance of convertible notes	8,249	—
Reverse merger, excluding cash acquired (see Note 1):
Fair value of tangible assets acquired	$—	$1,200
Goodwill and identifiable intangible assets acquired	—	38,975
Liabilities assumed	—	(474)
Net assets acquired	$—	$39,701

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. (formerly Cenuco, Inc.) and Subsidiaries

Notes to Consolidated/ Combined Financial Statements August 26, 2006 (Unaudited)

NOTE 1 -- DESCRIPTON OF BUSINESS AND REORGANIZATION

Introduction

Ascendia Brands, Inc. (“Ascendia”, or the “Company”, the “Registrant”, “we” or “us”) manufactures and markets a portfolio of nationally and internationally known branded products in the health and beauty care categories (The Health and Beauty Care division (“HBC”)). The brand portfolio includes Baby Magic®, Binaca®, Mr. Bubble®, Lander®, Lander essentials™, Ogilvie®, Tek®, Dorothy Gray® and Tussy®, competing in the Bath Products, Baby Toiletries, Deodorant/Antiperspirant, Home Permanent Treatment, Mouthwash, Portable Breath Sprays and Drops, Manual Toothbrush, and Skin Care segments within the personal care products category. Ascendia sells its brands through a variety of channels, concentrating primarily on the mass me rchandiser, drug, grocery and dollar store outlets. The Company also develops and markets wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform (The Wireless Application Division (“WAD”)).

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

THE MERGER

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc., a public company, (“ICU”) merged (the “Merger”) with HACI.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, to be as follows:

(Amounts in thousands)
Cash and cash equivalents	$6,003
Other current assets	497
Total current assets	6,500
Property, plant, and equipment	111
Goodwill	30,975
Intangibles - acquired core software technology	8,000
Other Assets	592

Total assets acquired	46,178

Total liabilities assumed	(474)

Estimated fair value of net assets acquired	$45,704

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business (the WAD division), primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. All goodwill associated with the Cenuco acquisition was allocated to the WAD division. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of this goodwill for impairment. This led to a Goodwill impairment of $16.4 million being recorded.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying financial statements of Ascendia as of and for the thirteen weeks ended August 26, 2006 and August 27, 2005 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

A summary of the Ascendia’s significant accounting policies follows:

Basis of Consolidation: As of August 26, 2006 and February 28, 2006 and for the thirteen and twenty-six weeks ended August 26, 2006 and for the period from May 20, 2005 to August 27, 2005, the statements are prepared on a consolidated basis. For the period from March 1, 2005 to May 19, 2005 the statements are prepared on a combined basis. The accompanying consolidated financial statements include the accounts of Ascendia Brands, Inc. and subsidiaries. All intercompany accounts have been eliminated in consolidation.

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

Note Receivable: On September 30, 2004, Cenuco Wireless sold substantially all of its assets of the then existing education subsidiary for a net price of $0.8 million. At closing Cenuco Wireless received $0.3 million in cash and a note receivable for $0.5 million. At August 26, 2006 and February 28, 2006 the note receivable had a balance of approximately $0.4 million and $0.4 million, respectively.

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

Goodwill and Indefinite Lived Intangibles

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $31.0 million. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets , requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed at least annually for impairment or more frequently if impairment indicators arise. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a goodwill impairment charge of $16.4 million being recorded at that time.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, the Company recorded intangible assets of $8.0 million, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $0.4 million and $0.8 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006. Amortization expense for the acquired software technology was $0.4 million and $0.4 million respectively, for the thirteen and twenty-six weeks ended August 27, 2005.

As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the assets acquired, in proportion to their respective estimated fair values, which resulted in $30.4 million being allocated to customer relationships. Management has adopted the straight-line method of amortizing these assets over their estimated useful lives of 10 years. Amortization expense for the customer relationships was $0.7 million and $1.5 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006. There was no amortization expense for the customer relationships for the thirteen and twenty-six weeks ended August 27, 2005.

Goodwill and Other Intangible Assets

No changes occurred in the carrying amount of goodwill for the thirteen or twenty-six weeks ended August 26, 2006.

Balances of acquired intangible assets, excluding goodwill are as follows:

($Millions)

	Purchased Technology	Formulae And Tradenames	Customer Relationships	Total
Intangible assets as of August 26, 2006:	$8.0	$16.9	$30.4	$55.3
Accumulated amortization	(2.0)	—	(2.4)	(4.4)
Carrying value	$6.0	$16.9	$28.0	$50.9

Weighted average original life (in years)	5	indefinite	10

Amortization expense for the thirteen and twenty-six weeks ended August 26, 2006 is $1.1 million and $2.3 million respectively.

Estimated aggregate amortization expense based on the current carrying value of intangible assets for the next five years is as follows:

(000’s)
Fiscal Year	Amount
2007	$4,639
2008	4,652
2009	4,639
2010	4,639
2011	3,390

Other Assets, Net: Other assets, net of approximately $7.7 million, consist primarily of deferred financing costs related to the Long-Term Convertible Note Financing and the CIT revolving line of credit (see Note 6). The deferred financing costs are being amortized using the effective interest method over the term of the respective financing arrangements. Amortization expense related to deferred financing costs was $0.2 million and $1.4 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006. Amortization expense related to deferred financing costs was $0.1 million and $0.1 million respectively, for the thirteen and twenty-six weeks ended August 27, 2005.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying balance sheets for accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. The carrying amounts for warrant derivative liability and for conversion option liability are based on estimated fair value at each reporting date.

Accounting for Derivative Instruments: We have issued and have outstanding convertible debt and warrants related to the convertible debt with embedded derivative features which we have analyzed in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company’s Own Stock,” to determine if these instruments have embedded derivatives that must be bifurcated. Under EITF No. 00-19, the estimated value of such embedded derivatives is recorded as a liability utilizing an appropriate valuation model (with an offsetting debt discount that is amortized over the term of the convertible notes). Such liability is marked-to-market and adjusted to fair value at each reporting date with the change in fair value being recorded to other income (expense) in the period of the change. The warrants are not required to be accounted for as a liability. They are accounted for under EITF 98-5 as further described in Note 6.

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

Cooperative Advertising: Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Task Force 01-09, “Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products” in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $1.2 million and $1.7 million, respectively for thirteen and twenty-six weeks ended August 26, 2006. Cooperative advertising expenses were approximately $0.1 million and $0.1 million, respectively for thirteen and twenty-six weeks ended August 27, 2005.

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

Five trade customers comprised 51 percent and 50 percent, respectively of Ascendia’s net sales, (with one customer comprising approximately 38 percent and 37 percent, respectively) for the thirteen and twenty-six weeks ended August 26, 2006. At August 26, 2006 the same five trade customers represented 54 percent of receivables, with one customer comprising 43 percent. This top customer represents a significant concentration. Accordingly, if this customer was not able to pay the amount owed to us and/or stopped purchasing from us, the impact would have a material adverse effect on our liquidity, financial position, and results of operations.

Five trade customers comprised 51 percent and 48 percent, respectively of Ascendia’s net sales, (with one customer comprising approximately 33 percent and 32 percent respectively) for the thirteen and twenty-six weeks ended August 27, 2005. At August 27, 2005 the same five trade customers represented 55 percent of receivables, with one customer comprising 42 percent.

Income Taxes: Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In accessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at August 26, 2006 and February 28, 2006 has been recorded by management due to the uncertainty that future income will be generated and the related deferred tax assets realized.

Earnings per share: Emerging Issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”) provides guidance in determining when the two-class method, as defined in SFAS128, Earnings per Share, must be utilized in calculating earnings per share by a Company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the Company when, and if, the Company declares dividends on its common stock. Under the two-class method earnings are allocated to common stock and participating securities to the extent that each security may share in such earnings and as if such earnings for the period had been distributed. Under the two-class method losses are allocated to participating securities to the extent that such security is obligated to fund the losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. In accordance with EITF 03-6, basic earnings per share for the Company’s common stock and Series A Junior Participating Preferred Stock (“Series A Preferred”) would be calculated by dividing net income allocated to common stock and Series A Preferred by the weighted average number of shares of common stock and Series A Preferred outstanding, respectively. Diluted earnings per share for the Company’s common stock would be calculated similarly, except that the calculation includes the effect, if dilutive, of the assumed exercise of stock options issuable under the Company’s stock-based employee compensation plan, the assumption of the conversion of the Company’s Series A Preferred stock to common stock, if dilutive and the assumption of the conversion of the Convertible Notes, if dilutive. Basic and diluted loss per share for the Company’s common stock is calculated by dividing the net loss for the period during which such shares were outstanding by the weighted average number of shares outstanding. No losses are allocated to the Series A Preferred for the period during which the Company’s common stock is outstanding since the holders of the Series A Preferred are not obligated to share in the Company’s losses as described above.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109 (“FIN 48”)”, which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

As of March 1, 2006, the Company adopted the Statement of Financial Accounting Standards (SFAS No. 123 (R), “Share Based Payment”. Prior to the adoption of SFAS No. 123 (R), the Company recognized and measured the share-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees”, and related interpretations. The adoption of SFAS No. 123 (R) did not have a material impact on the results of operations for the thirteen or twenty-six week periods ended August 26, 2006. See Note 9, “Stock Options and Warrants”, for more information regarding the Company’s adoption of SFAS No. 123 (R).

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

($000’s)
Inventory	$9,600
Property, Plant and Equipment	900
Brand Names and Product Formulae	16,924
Customer Relationships	30,394

Total Purchase Price	$57,818

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

The Bridge Loan was originally due and payable on May 15, 2006. The Bridge Loan term was extended to coincide with the August 2, 2006 closing of the Second and Restated Securities Purchase Agreement described in Note 6, with principal and accrued interest paid at closing. The Bridge Loan principal was repaid on August 2, 2006 with the long-term financing described in Note 6.

NOTE 4 -- INVENTORIES

Inventory consists of the following:

($000’s)

	AUGUST 26,	FEBRUARY 28,
	2006	2006
Raw materials	$4,871	$3,708
Finished goods	10,116	12,561

	$14,987	$16,269

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

($000’s)

	AUGUST 26,	FEBRUARY 28,
	2006	2006
Land	$660	$660
Computer equipment and software	958	1,093
Furniture and fixtures	250	253
Building	2,645	2,645
Machinery and equipment	4,220	3,953
Dies and molds	76	87
Leasehold improvements	142	138
Construction in progress	681	280
	9,632	9,109
Less accumulated depreciation and amortization	(3,090)	(2,607)

Total	$6,542	$6,502

Depreciation and amortization expense related to property, plant and equipment was $0.2 million and $0.4 million, respectively for the thirteen and twenty-six weeks ended August 26, 2006. Depreciation and amortization expense related to property, plant and equipment was $0.4 million and $0.6 million, respectively for the thirteen and twenty-six weeks ended August 27, 2005.

As of August 26, 2006 and February 28, 2006, machinery and equipment includes assets under capital leases totaling $153.6 thousand. Accumulated amortization on the capital leases was $47.3 thousand and $39.7 thousand as of August 26, 2006 and February 28, 2006, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the thirteen and twenty-six weeks ended August 26, 2006 and August 27, 2005.

NOTE 6 -- LONG-TERM DEBT

Long-term debt consists of the following:

($000’s)

	AUGUST 26,	FEBRUARY 28,
	2006	2006
Bridge loan	$—	$80,000
Convertible secured notes (including accretion)	91,099	—
Debt discount	(90,809)	—
Compound derivative liability	75,221	—
Revolving line of credit	8,080	—
Capital leases	9	32
	83,600	80,032
Less current portion	9	32

Total	$83,591	$80,000

Prior Financing Arrangements

On October 1, 2005, Ascendia (the parent of HACI following the merger (see Note 1), entered into a commitment with Prencen and Highgate (both of which are also lenders under the Bridge Loan noted above and further described in Note 3) for the provision of long-term debt and equity financing (the “Debt/Equity Financing”) to repay the $80.0 million Bridge Loan. The terms of this commitment were amended on November 15, 2005, concurrently with the closing of the Bridge Loan. Prior to its maturity, the parties agreed to an extension of the Bridge Loan pending the completion of discussions on further modifications to the Debt/Equity Financing. The parties also agreed to defer the payment of certain interest under the Bridge Loan pending its maturity.

Convertible Secured Notes

On June 30, 2006, Ascendia (i) agreed with Prencen and Highgate to amend the Debt/Equity Financing commitment and (ii) in connection with such amendment, entered into a Second and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prencen and Prencen Lending, LLC (“Prencen Lending”), which closed on August 2, 2006, as described below, the obligations to Highgate having been acquired by Prencen Lending. Under the Securities Purchase Agreement, the Company sold Prencen Lending convertible secured notes (the “Notes”) in the principal amount of $91.0 million (and Series A and B Warrants described below) in exchange for the settlement of obligations under the Bridge Loan ($80.0 million) and $11.0 million in funding which was used to pay (a) accrued interest on the Bridge Loan ($4.1 million), (b) cash fees associated with the refinancing to an affiliate of Prencen Lending ($3.7 million) and (c) third party cash fees associated with the refinancing ($0.5 million), producing net cash proceeds to the Company of approximately $2.7 million. In addition, Ascendia paid related fees and expenses of approximately $5.6 million to Stanford Group Company (“Stanford”) and issued to Stanford warrants for the purchase of 137,615 shares of its common stock at an exercise price of $3.76 per share, and 552,632 warrants for the purchase of its common stock at an exercise price of $4.37 per share (collectively the Stanford warrants). The estimated fair value of the Stanford warrants ($0.7 million) has been recorded as an increase to additional paid-in capital and deferred financing costs.

The Notes have a term of 10 years (subject to the put and call rights described below) and bear interest at the rate of 9.0 % per annum. During the first six months of the term, Ascendia has the option to defer payment of interest. As a result, the Company elected to defer $0.6 million of interest as of August 26, 2006 on the Notes. In the event of Ascendia making an acquisition in the consumer products area that shall in form and substance be satisfactory to a majority of the holders of the Notes (an “Approved Acquisition”), it may elect to defer and add to principal on the Notes interest payments otherwise due over the balance of the term of the Notes. Upon the consummation of such an Approved Acquisition, Ascendia also has the right to redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15%. In addition, at any time after the fifth anniversary of the issuance of the Notes (August 2, 2011), Ascendia has the right to redeem, or any holder may require the Company to redeem, all or any portion of the balance outstanding under the Notes at a premium of 5% (the “5 Year Put Option”).

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, Ascendia also issued certain warrants (the “Series A Warrants”) entitling the lender to purchase 3,053,358 shares of its common stock at an exercise price of $2.10. In addition, Ascendia committed to the issuance of certain warrants (the “Series B Warrants”) entitling the lender to purchase shares of its common stock under terms that are contingent upon the balance outstanding on the Notes at the earlier to occur of an Approved Acquisition or October 31, 2006. If the balance outstanding under the Notes on such date is greater or less than $61.0 million, Ascendia is required to issue to Prencen up to 3,000,000 Series B Warrants, at exercise prices ranging from $1.15 to $1.95. In the event the balance outstanding under the Notes is $61.0 million, no Series B Warrants are required to be issued.

Any portion of the balance due under the Notes is convertible at any time, at the option of the holders(s), into the common stock of Ascendia at a price of $1.75 per share (subject to certain ant-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders may not convert any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of common stock of Ascendia outstanding following such conversion (the “Conversion Option”). The Notes describe various events of default which include, but are not limited to (a) the failure to make effective by January 30, 2007, and keep effective thereafter a registration statement to register the shares underlying the conversion of the Notes and the exercise of the Series A and B Warrants and other shares (the “Registration Statement”), (b) the suspension in trading of the Company’s stock for a defined period, (c) the failure to timely issue shares in response to a conversion notice received from a Note holder, and (d) the failure to have available conversion of the Notes. In the event of a default, the holders of the Notes may require the Company to redeem the Notes at the greater of a 25% premium, or the value of the shares underlying the conversion of such Notes at the time of the event of default (determined by reference to a definition of a maximum share price). In the event of a Change in Control of the Company (as defined), the holders of the Notes will have the right (the “Change in Control Put”), for a period of 20 days subsequent to the receipt of notice of the Change in Control, to require the Company to redeem the Notes at the greater of a 20% premium, or the value of the shares underlying the conversion of such Notes at the time of the change in control (determined by reference to a definition of a maximum share price). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with the Change in Control Put (collectively the “Compound Derivative”) have been bifurcated as derivatives required to be accounted for separately under FASB Statement No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and EITF 00-19“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

In the event the Registration Statement is not timely filed (by October 2, 2006, later extended to October 10, 2006 and subsequently extended to November 10, 2006), or make effective or maintained effective (as described above) the holders of the Notes are also entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30-day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that the Company fails to timely issue shares in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants will be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery is not provided.

The Notes rank as senior secured debt of Ascendia, provided however that the Notes are subordinated to the new revolving credit facility of up to $13.0 million secured by inventory and accounts receivable (described below). The Notes are also subordinated to indebtedness incurred in connection with an Approved Acquisition, in an amount up to $250.0 million.

Accounting for Issuance of Convertible Secured Notes

Consideration received from the issuance of the Notes ($87.3 million net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending, was allocated to the Series A and B Warrants and the Notes based on the relative fair value of each. The resulting $7.7 million value attributed to the Series A and B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($79.6 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the Compound Derivative discussed above (amounting to $86.4 million as of August 2, 2006). The $6.8 million excess of the estimated fair value of the liability of $86.4 million over the allocation to the discount on the Notes of $79.6 million was recorded as a loss on the issuance of the Notes. The debt issuance discount (totaling $91.0 million) and the cash and other deferred finance costs associated with the issuance of the Notes (totaling $6.2 million), are being amortized to interest expense under the interest method over the 5-year period to the date that the 5 Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the 5 Year Put Option ($4.6 million) is being accreted over the same 5-year period, also under the interest method, as an increase to interest expense and recorded value of the Notes. Such amortization and accretion amounted to $0.3 million in the current period. Given the significant initial issuance discount recorded on the Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the 5 years than the latter.

The liability recorded for the Compound Derivative will be adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the Compound Derivative liability was adjusted to $75.2 million as of August 26, 2006, resulting in a decrease to interest and other expense for the period between August 2 and August 26, 2006 of $11.2 million.

Revolver

On August 3, 2006, the Company closed on a revolving line of credit with a major financial institution for a $13.0 million three year facility. This facility was used to fund approximately $5.6 million of the above noted cash costs associated with the Long-Term Financing and approximately $0.1 million in expenses associated with this facility. In addition, another $0.9 million was drawn from the facility, which along with the $2.7 million in net proceeds from the issuance of the Notes was used to redeem certain shares of the Company’s Series A Preferred Stock from MarNan LLC and Dana Holdings LLC (see Note 12). The remainder of availability under the facility is to be used in the future for working capital and general corporate purposes. The facility is secured with the Company’s United States accounts receivable and inventory

The Revolver contains the following key provisions:

•

Line of credit – A revolving line of credit providing for revolving advances up to the lesser of (a) $13.0 million or (b) the sum of (herein the “Borrowing Base”): (i) eighty-five percent of eligible domestic (US) accounts receivable, subject to dilution of 5%, plus (ii) eighty-five percent (85%) of the net orderly liquidation value as a percentage of cost of eligible US finished goods and raw materials inventory. The total inventory sublimit will not exceed $8.0 million. The Agreement requires excess availability of $2.0 million at closing and a permanent availability block against the Borrowing Base of $0.75 million.

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

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

($000’s)

	CAPITAL	OPERATING
	LEASES	LEASES

2007	$9	$726
2008	—	1,310
2009	—	1,122
2010	—	1,117
2011	—	896
2012	—	106
Total minimum lease payments	$9	$5,277

Less amounts representing interest	—

Present value of future minimum lease payments	$9

Also the Company had purchase obligations of $3.3 million as of August 26, 2006.

Cenuco, Inc. (“Cenuco Wireless”), the Company’s wireless applications development subsidiary, is the defendant in a patent infringement case commenced on February 1, 2005 in Federal District Court for the Southern District of New York ( Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The plaintiff, Raymond Anthony Joao, asserts in his complaint that Cenuco Wireless is infringing certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130, which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has timely answered the complaint denying infringement, and intends to defend this case vigorously on the merits. Management believes that the patents relied on by Joao are invalid and that the chances of Joao prevailing are remote. Nonetheless, there can be no assurance as to the outcome of the case, and a judicial determination that Cenuco Wireless is infringing Joao’s patents, while unlikely, could have a material adverse effect on the ability of Cenuco Wireless to market and sell its current product line. Similarly, there is no assurance that Cenuco Wireless would be able to develop, at a reasonable cost, within a reasonable length of time or at all, a “workaround” to eliminate any patent infringement found to exist.

On September 16, 2006, Lander Co., Inc. (“Lander”) received correspondence from counsel to TMV Corporation (“TMV”), styled as a “Demand for Arbitration”, asserting claims in an aggregate amount in excess of $26 million against Lander and Lander Co. Canada Limited (“Lander Canada”). TMV, the parent corporation of USA Labs, Inc. (“USA Labs”), asserts in its claim that Lander and Lander Canada breached a marketing agreement with U.S.A. Labs (to which TMV was a party for consent purposes only) by failing to account for in excess of $1 million or more owed under that agreement; TMV further asserts that alleged breaches by Lander and Lander Canada of the marketing agreement were responsible for the bankruptcy of USA Labs, and TMV seeks indemnification from Lander and Lander Canada for the loss of its investment in USA Labs, alleged to be $25 million. Management believes that the claims asserted by TMV lack merit, and that TMV lacks standing to bring actions arising out of the marketing agreement. Furthermore, although styled as a “Demand for Arbitration”, management believes that the correspondence from TMV’s counsel does not constitute a valid demand for arbitration because TMV failed to serve or notify the American Arbitration Association, whose Commercial Arbitration Rules expressly govern the resolution of disputes arising under the marketing agreement. Should a demand for arbitration be properly served, management will contest the claims vigorously and believes that the chances of TMV prevailing are remote.

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

The following information applies to options outstanding at August 26, 2006:

	Options Outstanding and Exercisable
	Weighted -
	Average
	Remaining
	Contractual
Range of Prices	Life (Years)	Shares
$0.42	6.01	73,332
$0.55	0.33	40,000
$1.15	7.28	218,335
$1.55	6.37	35,001
$2.00	4.51	130,000
$3.71	7.91	40,000
$4.00	7.93	20,000
		556,668

At August 26, 2006, the aggregate intrinsic value of options outstanding and exercisable was $0.6 million. The weighted average remaining contractual term of options outstanding and exercisable at August 26, 2006 was 5.98 years. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s closing stock price as of August 26, 2006, which would have been received by the option holders had they exercised their in-the-money options as of that date. During the thirteen and twenty-six weeks ended August 26 2006, no outstanding options were exercised.

From the date of the Merger to August 26, 2006, 162,500 warrants have been exercised at an exercise price of $1 per share.

The following information applies to all warrants outstanding at August 26, 2006:

	Warrants Outstanding and Exercisable
	Weighted -
	Average
	Remaining
	Contractual
Range of Prices	Life (Years)	Shares
$1.00	2.30	119,000
$2.10	4.94	3,053,358
$3.76	4.94	137,615
$4.00	2.83	105,784
$4.37	4.94	552,632
$4.50	2.74	1,387,760
$5.00 to $6.50	2.76	350,000
$6.00	3.73	500,000
		6,206,149

In addition, as further described in Note 6, 3 million warrants are committed to be issued depending upon the balance outstanding on the Convertible Secured Notes as of October 31, 2006.

NOTE 10 -- CAPITAL STRUCTURE AND NET INCOME (LOSS) PER COMMON SHARE

Capital Structure:

At August 26, 2006, the outstanding share capital of the Company is comprised of: (i) 13,913,056 shares of common stock (“Common Stock”), and (ii) 2,347.8 shares of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”).

The Series A Preferred Stock was issued in connection with the completion of the Merger as described in Note 1 to the consolidated financial statements. The holders of the Series A Preferred Stock are entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. No dividends have been declared as of August 26, 2006. In addition to the dividends payable to the holders of Series A Preferred Stock, the Company shall declare a dividend or distribution on the Series A Preferred Stock equal to any amount declared on the Common Stock. Holders of the Series A Preferred Stock (using the number of common shares into which each share of Series A Preferred Stock is convertible) and the holders of Common Stock vote together as one class on all matters submitted to a vote of stockholders of the Company, provided however that the holders of the Series A Preferred Stock are not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to liquidation preferences over all other classes of capital stock. The holders of Series A Preferred Stock shall receive an amount equal to $1,000 per share of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution to the holders of any other class of capital stock. If the assets available for distribution are sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Series A Preferred Stock shall share equally with holder of the Common Stock on a per share basis (using the number of common shares into which each share of Series A Preferred Stock is convertible). Each share of Series A Preferred Stock carries the voting rights on a basis such that the rights of the Series A Preferred Stock as a whole correspond to 65 percent of the aggregate rights of the Series A Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company’s authorized share capital, each share of Series A Preferred Stock will automatically convert into shares of Common Stock on such a basis that, following conversion, the holders of the Series A Preferred Stock will hold the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion. The Series A Preferred Stock is not redeemable.

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

(Amounts in $000’s, except for share and per share data)

	For the thirteen weeks ended		For the twenty-six weeks ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Allocation of net loss
Basic and Diluted:
- Common Stock	(531)	(2,505)	(4,075)	(2,800)
- Series A Preferred	—	—	—	(1,834)
Net income (loss)	(531)	(2,505)	(4,075)	(4,634)

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock outstanding during the period utilized in the calculation of loss per share.The diluted share base excludes incremental shares of 28,267,219 and 28,308,673 for the thirteen and twenty-six weeks ended August 26, 2006, respectively. These shares were excluded due to their anti-dilutive effect:

Weighted average number of Common Stock - basic and diluted	13,913,056	13,768,930	13,910,252	13,734,420
Weighted average number of Series A Preferred shares - basic and diluted	2,347.8	2,554	2,347.8	2,554
Basic and diluted net loss per common share	$(0.04)	$(0.18)	$(0.29)	$(0.20)
Basic and diluted net loss per share - Series A Preferred	$—	$(718)	$—	$(718)

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex asset acquisition are reported in HBC Division.

(Amounts in thousands, except for shares and per share amounts)

THIRTEEN WEEKS ENDED AUGUST 26, 2006

DIVISION	HBC	WAD	TOTAL
Net Sales	$24,377	$27	$24,404
Loss from operations	(1,043)	(309)	(1,352)
Net loss	$(232)	$(299)	$(531)

Total Assets	$87,305	$21,236	$108,541

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended August 26, 2006:
United States	$18,248	$71,410
Canada	3,640	614
Other foreign countries	2,516	—
Total	$24,404	$72,024

THIRTEEN WEEKS ENDED AUGUST 27, 2005

DIVISION	HBC	WAD	TOTAL
Net Sales	$16,827	$14	$16,841
Loss from operations	(1,471)	(818)	(2,289)
Net loss	$(1,710)	$(795)	$(2,505)

Total Assets	$25,314	$45,273	$70,587

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended August 27, 2005:
United States	$10,751	$43,749
Canada	4,049	588
Other foreign countries	2,041	—
Total	$16,841	$44,337

TWENTY-SIX WEEKS ENDED AUGUST 26, 2006

(Amounts in thousands, except for shares and per share amounts)

DIVISION	HBC	WAD	TOTAL
Net Sales	$49,224	$102	$49,326
Loss from operations	124	(1,509)	(1,385)
Net income (loss)	$(2,577)	$(1,498)	$(4,075)

GEOGRAPHIC	NET SALES
Twenty-six weeks ended August 26, 2006:
United States	$37,157
Canada	6,967
Other foreign countries	5,202
Total	$49,326

TWENTY-SIX WEEKS ENDED AUGUST 27, 2005

DIVISION	HBC	WAD	TOTAL
Net Sales	$34,175	$17	$34,192
Loss from operations	(3,059)	(882)	(3,941)
Net loss	$(3,776)	$(858)	$(4,634)

GEOGRAPHIC	NET SALES
Twenty-six weeks ended August 27, 2005:
United States	$22,260
Canada	7,779
Other foreign countries	4,153
Total	$34,192

NOTE 12 -- TRANSACTIONS WITH RELATED PARTIES

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of approximately $21.3 thousand and $51.1 thousand respectively, for professional fees, facility usage and reimbursable expenses for the thirteen and twenty-six weeks ended August 26, 2006 and $125.8 thousand and $258.8 thousand respectively, for the thirteen and twenty-six weeks ended August 27, 2005. At August 26, 2006, and February 28, 2006, the Company owed THGLLP $6.9 thousand and $35.6 thousand, respectively for such amounts. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. MarNan owns approximately 39 percent of the Company’s Series A Preferred Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of the Board of Directors of the Company from May 20, 2005, is a Managing Member of ZVLLC. For the thirteen and twenty-six weeks ended August 26, 2006, ZVLLC did not invoice the Company. For the thirteen and twenty-six weeks ended August 27, 2005, ZVLLC invoiced the Company for $19.1 thousand. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. No monies were due ZVLLC at August 26, 2006 and February 28, 2006.

Kenneth D. Taylor, a member of the Board of Directors of the Company since May 20, 2005, provided consulting services to the Company. For the thirteen and twenty-six weeks ended August 26, 2006, Mr. Taylor did not invoice the Company. For the thirteen and twenty-six weeks ended August 27, 2005 he invoiced the Company for $5.0 thousand. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. No monies were due Mr. Taylor at August 26, 2006 and February 28, 2006.

The Hermes Group LLC (THGLLC), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen and twenty-six weeks ended August 26, 2006 and August 27, 2005, THGLLC invoiced the Company and its subsidiaries for $120.0 thousand, $233.5 thousand, $118.7 thousand and $118.7 thousand, respectively, as compensation for the provision of business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which is a 39% shareholder of the Series A Preferred Stock of the Company. As of August 26, 2006 and February 28, 2006, there was a balance due to THGLLC of $40.0 thousand and $6.9 thousand, respectively.

M2 Advisory Group LLC (M2AG), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen and twenty-six weeks ended August 26, 2006 M2AG invoiced the Company and its subsidiaries for $15.1 thousand and $20.8 thousand, respectively, as compensation for the provision of business advisory services. For the thirteen and twenty-six weeks ended August 27, 2005, M2AG did not provide any services. Mark I. Massad is a member of M2AG and a member of MarNan LLC, which is a 39% shareholder of the Series A Preferred Stock of the Company. As of August 26, 2006 and February 28, 2006, there was a balance due to M2AG of $7.5 thousand and $0.0 thousand, respectively.

Joseph A. Falsetti (who is a Director and the Chief Executive Officer of the Company) and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in Dana Holdings, LLC (“Dana Holdings”), a New Jersey limited liability company. Dana Holdings owns 39 percent of the Company’s Series A Preferred Stock.

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

Our wireless remote video monitoring technologies via cellular device (cellular phone, Pocket PC mobile Edition, Smart Phone, remote wire line computer, and remote cellular connected computer) have been customized to service a variety of market segments. We have a General Services Administration (GSA) contract number GS-03F-0025N awarded by the United States government, allowing Cenuco Wireless to sell its products, technologies and services to every branch of the United States government, including all military agencies and the Department of Homeland Security. The entire line of CenVid products, launched this year, has also been accepted into the contract with GSA. The market size for remote video monitoring is estimated to be in excess of $100 million domestically, and as high as $500 million globally.

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

During 2005 Cenuco Wireless completed the development and has deployed its new commercial security product line, CenVid. The product is currently sold through ten dealers nationally, and is promoted by 10 Manufacturers Representative Firms covering all 50 states in the U.S. Numerous companies and customers are evaluating the product, for purchase in fiscal 2007.

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

Microsoft. Microsoft has certified our wireless client applications for Windows SP powered Smart Phones and mobile edition Pocket PCs. Microsoft awarded Cenuco Wireless Gold Certified Partner status due to our expertise in wireless software development on the Microsoft platform.

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

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $16.4 million being recorded.

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

(000’s)

Inventory	$9,600
Property, plant and equipment	900
Brand names and product formulae	16,924
Customer relationships	30,394
Total Purchase Price	$57,818

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

•	revenue recognition;
•	cooperative advertising;
•	trade accounts receivable;
•	sales returns reserve;
•	accounting for inventory and of costs of goods sold;
•	accounting for goodwill and intangible assets;
•	accounting for plant, property and equipment
•	accounting for derivative instruments and
•	income taxes

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

Goodwill and Indefinite Lived Intangibles

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $31.0 million. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. In the fourth quarter of the fiscal year ended February 28, 2006, in accordance with SFAS No. 142, the Company completed the test for impairment in the carrying value of goodwill and determined that an impairment charge of $16.4 million was required.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, the Company recorded intangible assets of $8.0 million, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $0.4 million and $0.8 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006. Amortization expense for the acquired software technology was $0.4 million and $0.4 million respectively, for the thirteen and twenty-six weeks ended August 27, 2005.

As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the assets acquired, in proportion to their respective estimated fair values, which resulted in $30.4 million being allocated to customer relationships. Management has adopted the straight-line method of amortizing these assets over their estimated useful lives of 10 years. Amortization expense for the customer relationships was $0.7 million and $1.5 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006. Amortization expense for the customer relationships was $0.0 million for the thirteen and twenty-six weeks ended August 27, 2005.

Other Assets, Net: Other assets, net of approximately $7.7 million consist primarily of deferred financing costs related to the Long-Term Convertible Note Financing and the CIT revolving line of credit (see Note 6). The deferred financing costs are being amortized on a straight-line basis over the respective terms of the related financing arrangements. Amortization expense related to deferred financing costs was $0.2 million and $1.4 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006. Amortization expense related to deferred financing costs was $0.1 million and $0.1 million respectively, for the thirteen and twenty-six weeks ended August 27, 2005.

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

Accounting for Derivative Instruments: We have issued and have outstanding convertible debt and warrants related to the convertible debt with embedded derivative features which we have analyzed in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company’s Own Stock,” to determine if these instruments have embedded derivatives that must be bifurcated. Under EITF No. 00-19, the estimated value of such embedded derivatives is recorded as a liability utilizing an appropriate valuation model (with an offsetting debt discount that is amortized over the term of the convertible notes). Such liability is marked-to-market and adjusted to fair value at each reporting date with the change in fair value being recorded to other income (expense) in the period of the change. The warrants are not required to be accounted for as a liability. They are accounted for under EITF 98-5 as further described in Note 6.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109 (“FIN 48”)”, which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

THIRTEEN WEEKS ENDED AUGUST 26, 2006 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 27, 2005

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

REVENUES

Consolidated net revenues for the thirteen weeks ended August 26, 2006 increased $7.6 million (44.9%) when compared to net revenues for the thirteen weeks ended August 27, 2005. This quarter’s volume was favorably impacted by the Company’s acquisition of the former Playtex Brands, which resulted in an additional $9.5 million in revenue this quarter, compared to prior year.

U.S. revenues from the core Lander branded products decreased during the quarter by $1.5 million, primarily related to the strategic shift to premium value higher margin products and the planned decline of extreme value products. Sales of Lander Premium Value products, which include Lander Kids 1.5 liter bubble bath and Lander Essential Bath Products, increased by $1.4 million. In addition, net revenues of extreme value products (i.e. those retailing for $1.00) and private label products decreased by $2.9 million versus prior year, reflecting the Company’s strategic shift to enhanced value, higher margin products.

Net sales derived from Lander Canada decreased by $0.4 million (10.1%) this quarter versus the same period last year. There was a decrease in extreme value products of $0.7 million, consistent with the trends previously discussed for the U.S. market. This decrease was partially offset by a positive impact from exchange rate gains of $0.3 million.

Net sales for the WAD division are not material for the thirteen weeks ended August 26, 2006 and August 27, 2005.

GROSS PROFIT

Consolidated gross profit increased to $4.5 million for the thirteen weeks ended August 26, 2006 compared to $1.2 million for the thirteen weeks ended August 27, 2005. The current quarter was favorably impacted by the Company’s acquisition of the former Playtex brands which contributed $3.1 million to gross profit. The current quarter was impacted by an additional $.7 million inventory obsolescence reserve established against acquired Playtex products. The previously described mix shift to higher margin products more than offset higher material costs compared to prior year.

Gross profit for the Company’s WAD division was not material for the thirteen weeks ended August 26, 2006 and August 27, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5.8 million for the thirteen weeks ended August 26, 2006 compared to $3.5 million for the thirteen weeks ended August 27, 2005. The increase of $2.3 million is mainly attributable to factors associated with company’s acquisition of the Playtex brands in November 2005 and the May 2005 merger with Cenuco. The Playtex asset acquisition accounts for $1.5 million of the increase specifically, $0.7 million relating to the amortization of intangibles assets, $0.6 million in increased sales and marketing expenses and $0.2 million for additional patent and registration costs. The balance of the increase of $0.8 million primarily relates to incremental salary, benefits and professional fees associated with being a public entity. Operating expenses in the Company’s WAD division remained unchanged as compared to prior year.

OTHER INCOME (EXPENSE)

Interest expense on funded debt was $3.0 million for the thirteen weeks ended August 26, 2006 compared to $0.3 million for the thirteen weeks ended August 27, 2005. The increase of $2.7 million over the thirteen weeks ended August 27, 2005 is primarily due to both the $80 million Bridge Loan used to fund the Playtex asset acquisition and the convertible notes totaling $91.0 million issued on August 2, 2006. $84.1 million of gross proceeds from the convertible notes were used to pay down the Bridge Loan plus accrued interest.

The issuance of the Convertible Notes on August 2, 2006, triggered the establishment of warrant derivatives, a convertible option liability, debt discount and deferred finance fees. This produced an overall result of interest income of $0.8 million. No similar amounts relate to the thirteen weeks ended August 27, 2005.

Interest (income) expense consists of the following:

($000’s) Thirteen weeks ended August 26, 2006

Interest on debt	3,118
Loss on issuance of debt	6,872
Amortization of debt discount and finance fees	390
Gain on revaluation of compound derivative liability	(11,202)

Total interest income	$(822)

TWENTY-SIX WEEKS ENDED AUGUST 26, 2006 COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 27, 2005

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

REVENUES

Consolidated net revenues for the twenty-six weeks ended August 26, 2006 increased $15.1 million (44.3%) when compared to net revenues for the twenty-six weeks ended August 27, 2005. This half’s volume was favorably impacted by the Company’s acquisition of the former Playtex Brands, which resulted in an additional $18.9 million in revenue this half, compared to prior year.

U.S. revenues from the core Lander branded products decreased during the half by $3.0 million, primarily related to the strategic shift to premium value higher margin products and the planned decline of extreme value products. Sales of Lander Premium Value products, which include Lander Kids 1.5 liter bubble bath and Lander Essential Bath Products, increased by $1.8 million, partially offset by a decrease of $1.0 million in Lander 64 ounce Adult Bubble Bath attributable to a prior year promotion at a major retailer. In addition, net revenues of extreme value products (i.e. those retailing for $1.00) and private label products decreased by $4.8 million versus prior year, reflecting the Company’s strategic shift to enhanced value, higher margin products.

Net sales derived from Lander Canada decreased by $0.8 million (10.4%) this half versus the same period last year. There was a decrease in extreme value products of $1.4 million, consistent with the trends previously discussed for the U.S. market. This decrease was partially offset by a positive impact from exchange rate gains of $0.6 million.

Net sales for WAD division are not material for the twenty-six weeks ended August 26, 2006 and August 27, 2005.

GROSS PROFIT

Consolidated gross profit increased to $9.2 million for the twenty-six weeks ended August 26, 2006 compared to $2.3 million for the twenty-six weeks ended August 27, 2005. The current year was favorably impacted by the Company’s acquisition of the former Playtex brands which contributed $7.2 million to gross profit. The current year was impacted by the additional $.7 million inventory obsolescence reserve established against acquired Playtex products. The strategic shift to higher margin products partially offset increased material costs and decreased factory utilization compared to prior year.

Gross profit for the Company’s WAD division was not material for the twenty-six weeks ended August 26, 2006 and August 27, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $10.6 million for the twenty-six weeks ended August 26, 2006 compared to $6.2 million for the twenty-six weeks ended August 27, 2005. The increase of $4.4 is mainly attributable to factors associated with company’s acquisition of the Playtex brands in November 2005 and the May 2005 merger with Cenuco. The Playtex asset acquisition accounts for $2.7 million of the increase specifically, $1.5 million relating to the amortization of intangibles assets, $1.0 million in increased sales and marketing expenses and $0.2 million for additional patent and registration costs. An increase of $0.9 million primarily for incremental salary, benefits and professional fees associated with being a public entity. The balance of the increase of $0.8 million relates to the Company’s WAD division in which $0.3 million is attributed to the amortization of intangibles assets and remaining $0.5 million for general operating expenses as compared to prior year.

OTHER INCOME (EXPENSE)

Interest expense on funded debt was $5.5 million for the twenty-six weeks ended August 26, 2006 compared to $0.7 million for the twenty-six weeks ended August 27, 2005. The increase of $0.7 million over the thirteen weeks ended August 27, 2005 is primarily due to both the $80 million Bridge Loan used to fund the Playtex asset acquisition and the convertible notes totaling $91.0 million issued on August 2, 2006. $84.1 million of gross proceeds from the convertible notes were used to pay down the Bridge Loan plus accrued interest.

The issuance of the Convertible Notes on August 2, 2006, triggered the establishment of warrant derivatives, a convertible option liability, debt discount and deferred finance fees. This produced an overall result of interest expenses of $2.8 million. No similar amounts relate to the twenty-six weeks ended August 27, 2005.

Interest expense consists of the following:

($000’s) Twenty-six weeks ended August 26, 2006

Interest on debt	5,603
Loss on issuance of debt	6,872
Amortization of debt discount and finance fees	1,561
Gain on revaluation of compound derivative liability	(11,202)

Total interest expense	$2,834

OTHER FINANCIAL ITEMS

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt consists of the following:

($000’s)

	AUGUST 26,	FEBRUARY 28,
	2006	2006
Bridge loan	$—	$80,000
Convertible secured notes	91,099	—
Debt discount	(90,809)	—
Compound derivative liability	75,221	—
Revolving line of credit	8,080	—
Capital leases	9	32
	83,600	80,032
Less current portion	9	32

Total	$83,591	$80,000

Prior Financing Arrangements

On October 1, 2005, Ascendia (the parent of HACI following the merger (see Note 1), entered into a commitment with Prencen and Highgate (both of which are also lenders under the Bridge Loan noted above and further described in Note 3) for the provision of long-term debt and equity financing (the “Debt/Equity Financing”) to repay the $80.0 million Bridge Loan. The terms of this commitment were amended on November 15, 2005, concurrently with the closing of the Bridge Loan. Prior to its maturity, the parties agreed to an extension of the Bridge Loan pending the completion of discussions on further modifications to the Debt/Equity Financing. The parties also agreed to defer the payment of certain interest under the Bridge Loan pending its maturity.

Convertible Secured Notes

On June 30, 2006, Ascendia (i) agreed with Prencen and Highgate to amend the Debt/Equity Financing commitment and (ii) in connection with such ammendment, entered into a Second and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prencen and Prencen Lending, LLC (“Prencen Lending”), which closed on August 2, 2006, as described below, the obligations to Highgate having been acquired by Prencen Lending. Under the Securities Purchase Agreement, the Company sold Prencen Lending convertible secured notes (the “Notes”) in the principal amount of $91.0 million (and Series A and B Warrants described below) in exchange for the settlement of obligations under the Bridge Loan ($80.0 million) and $11.0 million in funding which was used to pay (a) accrued interest on the Bridge Loan ($4.1 million), (b) cash fees associated with the refinancing to an affiliate of Prencen Lending ($3.7 million) and (c) third party cash fees associated with the refinancing ($0.5 million), producing net cash proceeds to the Company of approximately $2.7 million. In addition, Ascendia paid related fees and expenses of approximately $5.6 million to Stanford Group Company (“Stanford”) and issued to Stanford warrants for the purchase of 137,615 shares of its common stock at an exercise price of $3.76 per share, and 552,632 warrants for the purchase of its common stock at an exercise price of $4.37 per share (collectively the Stanford warrants). The estimated fair value of the Stanford warrants ($0.7 million) has been recorded as an increase to additional paid-in capital and deferred financing costs.

The Notes have a term of 10 years (subject to the put and call rights described below) and bear interest at the rate of 9.0 % per annum. During the first six months of the term, Ascendia has the option to defer payment of interest. As a result, the Company elected to defer $0.6 million of interest as of August 26, 2006 on the Notes. In the event of Ascendia making an acquisition in the consumer products area that shall in form and substance be satisfactory to a majority of the holders of the Notes (an “Approved Acquisition”), it may elect to defer and add to principal on the Notes interest payments otherwise due over the balance of the term of the Notes. Upon the consummation of such an Approved Acquisition, Ascendia also has the right to redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15%. In addition, at any time after the fifth anniversary of the issuance of the Notes (August 2, 2011), Ascendia has the right to redeem, or any holder may require the Company to redeem, all or any portion of the balance outstanding under the Notes at a premium of 5% (the “5 Year Put Option”).

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, Ascendia also issued certain warrants (the “Series A Warrants”) entitling the lender to purchase 3,053,358 shares of its common stock at an exercise price of $2.10. In addition, Ascendia committed to the issuance of certain warrants (the “Series B Warrants”) entitling the lender to purchase shares of its common stock under terms that are contingent upon the balance outstanding on the Notes at the earlier to occur of an Approved Acquisition or October 31, 2006. If the balance outstanding under the Notes on such date is greater or less than $61.0 million, Ascendia is required to issue to Prencen up to 3,000,000 Series B Warrants, at exercise prices ranging from $1.15 to $1.95. In the event the balance outstanding under the Notes is $61.0 million, no Series B Warrants are required to be issued.

Any portion of the balance due under the Notes is convertible at any time, at the option of the holders(s), into the common stock of Ascendia at a price of $1.75 per share (subject to certain ant-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders may not convert any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of common stock of Ascendia outstanding following such conversion (the “Conversion Option”). The Notes describe various events of default which include, but are not limited to (a) the failure to make effective by January 30, 2007, and keep effective thereafter a registration statement to register the shares underlying the conversion of the Notes and the exercise of the Series A and B Warrants and other shares (the “Registration Statement”), (b) the suspension in trading of the Company’s stock for a defined period, (c) the failure to timely issue shares in response to a conversion notice received from a Note holder, and (d) the failure to have available sufficient authorized shares to enable the conversion of the Notes. In the event of a default, the holders of the Notes may require the Company to redeem the Notes at the greater of a 25% premium, or the value of the shares underlying the conversion of such Notes at the time of the event of default (determined by reference to a definition of a maximum share price). In the event of a Change in Control of the Company (as defined), the holders of the Notes will have the right (the “Change in Control Put”), for a period of 20 days subsequent to the receipt of notice of the Change in Control, to require the Company to redeem the Notes at the greater of a 20% premium, or the value of the shares underlying the conversion of such Notes at the time of the change in control (determined by reference to a definition of a maximum share price). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with the Change in Control Put (collectively the “Compound Derivative”) have been bifurcated as derivatives required to be accounted for separately under FASB Statement No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

In the event the Registration Statement is not timely filed (by October 2, 2006, later extended to October 10, 2006 and subsequently extended to November 10, 2006), or make effective or maintained effective (as described above) the holders of the Notes are also entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30-day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that the Company fails to timely issue shares in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants will be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery is not provided.

The Notes rank as senior secured debt of Ascendia, provided however that the Notes are subordinated to the new revolving credit facility of up to $13.0 million secured by inventory and accounts receivable (described below). The Notes are also subordinated to indebtedness incurred in connection with an Approved Acquisition, in an amount up to $250.0 million.

Accounting for Issuance of Convertible Secured Notes

Consideration received from the issuance of the Notes ($87.3 million net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending, was allocated to the Series A and B Warrants and the Notes based on the relative fair value of each. The resulting $7.7 million value attributed to the Series A and B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($79.6 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the Compound Derivative discussed above (amounting to $86.4 million as of August 2, 2006). The $6.8 million excess of the estimated fair value of the liability of $86.4 million over the allocation to the discount on the Notes of $79.6 million was recorded as a loss on the issuance of the Notes. The debt issuance discount (totaling $91.0 million) and the cash and other deferred finance costs associated with the issuance of the Notes (totaling $6.2 million), are being amortized to interest expense under the interest method over the 5-year period to the date that the 5 Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the 5 Year Put Option ($4.6 million) is being accreted over the same 5-year period, also under the interest method, as an increase to interest expense and recorded value of the Notes. Such amortization and accretion amounted to $0.3 million in the current period. Given the significant initial issuance discount recorded on the Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the 5 years than the latter.

The liability recorded for the Compound Derivative will be adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the Compound Derivative liability was adjusted to $75.2 million as of August 26, 2006, resulting in a decrease to interest and other expense for the period between August 2 and August 26, 2006 of $11.2 million.

Revolver

On August 3, 2006, the Company closed on a revolving line of credit with a major financial institution for a $13.0 million three year facility. This facility was used to fund approximately $5.6 million of the above noted cash costs associated with the Long-Term Financing and approximately $0.1 million in expenses associated with this facility. In addition, another $0.9 million was drawn from the facility, which along with the $2.7 million in net proceeds from the issuance of the Notes was used to redeem certain shares of the Company’s Series A Preferred Stock from MarNan LLC and Dana Holdings LLC (see Note 12). The remainder of availability under the facility is to be used in the future for working capital and general corporate purposes. The facility is secured with the Company’s United States accounts receivable and inventory

The Revolver contains the following key provisions:

•

Line of credit – A revolving line of credit providing for revolving advances up to the lesser of (a) $13.0 million or (b) the sum of (herein the “Borrowing Base”): (i) eighty-five percent of eligible domestic (US) accounts receivable, subject to dilution of 5%, plus (ii) eighty-five percent (85%) of the net orderly liquidation value as a percentage of cost of eligible US finished goods and raw materials inventory. The total inventory sublimit will not exceed $8.0 million. The Agreement requires excess availability of $2.0 million at closing and a permanent availability block against the Borrowing Base of $0.75 million.

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

Cash Flow – Twenty-six Weeks Ended August 26, 2006 and August 27, 2005

Net cash used in operating activities was ($1.6) million and ($3.4) million, respectively for the twenty-six weeks ended August 26, 2006 and August 27, 2005. For the twenty-six weeks ended August 26, 2006, the factors contributing to negative operating cash flow were a net loss of ($4.1) million, less the net effect of non-cash income and expense items of $4.3 million. Other assets and liabilities provided a negative change of ($1.8) million. For the twenty-six weeks ended August 27, 2005, the major contributors to a negative operating cash flow of ($3.4) million were a net loss of ($4.6) million, less the net positive change in operating assets and liabilities of $0.1 million, less the net effect of non-cash items of $1.1 million.

Net cash provided by (used in) investing activities was ($1.2) million for the twenty-six weeks ended August 26, 2006 compared to $5.8 million for the twenty-six weeks ended August 27, 2005. For the thirteen weeks ended August 26, 2006, the major activities consisted acquisition costs of ($0.7) million and ($0.5) million for capital equipment purchases. For the twenty-six weeks ended August 27, 2005, cash of $6.0 million was received as a result of the Merger on May 20, 2005, less the net amount expended of ($0.2) million for deferred acquisition costs and capital equipment.

Net cash provided by financing activities for the twenty-six weeks ended August 26, 2006 was $1.2 million compared to net cash used in financing activities for the twenty-six weeks ended August 27, 2005 of ($2.0) million. The majority of the activity related to the twenty-six weeks ended August 26, 2006 was related to the issue of convertible debt and the related financing costs, borrowings under the revolving line of credit, the liquidation of the Bridge Loan and the redemption of preferred stock. The major activity for the twenty-six weeks ended August 27, 2005 relates to net repayments under the Company’s line of credit.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of approximately $21.3 thousand and $51.1 thousand respectively, for professional fees, facility usage and reimbursable expenses for the thirteen and twenty-six weeks ended August 26, 2006 and $125.8 thousand and $258.8 thousand respectively, for the thirteen and twenty-six weeks ended August 27, 2005. At August 26, 2006, and February 28, 2006, the Company owed THGLLP $6.9 thousand and $35.6 thousand, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. MarNan owns approximately 39 percent of the Company’s Series A Preferred Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of the Board of Directors of the Company from May 20, 2005, is a Managing Member of ZVLLC. For the thirteen and twenty-six weeks ended August 26, 2006, ZVLLC did not invoice the Company. For the thirteen and twenty-six weeks ended August 27, 2005, ZVLLC invoiced the Company for $19.1 thousand. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. No monies were due ZVLLC at August 26, 2006 and February 28, 2006.

Kenneth D. Taylor, a member of the Board of Directors of the Company since May 20, 2005, provided consulting services to the Company. For the thirteen and twenty-six weeks ended August 26, 2006, Mr. Taylor did not invoice the Company. For the thirteen and twenty-six weeks ended August 27, 2005 he invoiced the Company for $5.0 thousand. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. No monies were due Mr. Taylor at August 26, 2006 and February 28, 2006.

The Hermes Group LLC (THGLLC), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen and twenty-six weeks ended August 26, 2006 and August 27, 2005, THGLLC invoiced the Company and its subsidiaries for $120.0 thousand, $233.5 thousand, $118.7 thousand and $118.7 thousand, respectively, as compensation for the provision of business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which is a 39% shareholder of the Series A Preferred Stock of the Company. As of August 26, 2006 and February 28, 2006, there was a balance due to THGLLC of $40.0 thousand and $6.9 thousand, respectively.

M2 Advisory Group LLC (M2AG), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen and twenty-six weeks ended August 26, 2006 M2AG invoiced the Company and its subsidiaries for $15.1 thousand and $20.8 thousand, respectively, as compensation for the provision of business advisory services. For the thirteen and twenty-six weeks ended August 27, 2005, M2AG did not provide any services. Mark I. Massad is a member of M2AG and a member of MarNan LLC, which is a 39% shareholder of the Series A Preferred Stock of the Company. As of August 26, 2006 and February 28, 2006, there was a balance due to M2AG of $7.5 thousand and $0.0 thousand, respectively.

Joseph A. Falsetti (who is a Director and the Chief Executive Officer of the Company) and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in Dana Holdings, LLC (“Dana Holdings”), a New Jersey limited liability company. Dana Holdings owns 39 percent of the Company’s Series A Preferred Stock.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

Contractual Obligations

	PAYMENTS DUE BY PERIOD
	(US$000’s)
CONTRACTUAL OBLIGATIONS		LESS THAN			MORE THAN
($)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt obligations (1)	$83,591	$—	—	83,591	—
Capital lease obligations	9	9	—	—	—
Operating lease obligations	5,277	726	3,549	1,002	—
Purchase Obligations	3,289	3,289	—	—	—
Total	$92,166	$4,024	$3,549	$84,593	$—

(1)	(see Note 6 to the consolidated financial statements).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as rising commodity costs and weak global economic conditions. Forecasted purchases during the next thirteen weeks are approximately $22.0 million. An average 2% unfavorable price increase related to the price of oil and other related inflationary raw materials could cost the Company approximately $440.0 thousand.

The Company has also evaluated its exposure to fluctuations in interest rates. Approximately $91.0 million of debt is currently outstanding under the Convertible Notes and the rate is fixed at 9% for the next 10 years. If the Company were to fully utilize the $13.0 million available under the Revolver, an increase of two percent in interest rates would increase interest expense by approximately $65.0 thousand per quarter. The interest rate risks related to the Company’s other interest-related accounts such as its post-retirement obligations are deemed to be insignificant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the thirteen week period ended August 26, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of August 26, 2006 since we have not yet completed the remediation of the material weaknesses discussed in Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K (“2006 Form 10-K”) for the year ended February 28, 2006 filed with the SEC on August 11, 2006.

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

Our management is treating these material weaknesses identified above very seriously. We have completed an evaluation of the material weaknesses related to purchase accounting and goodwill impairment.

The Company believes it has taken steps to remediate the material weaknesses identified above during its second quarter. Specifically, it has committed to retain technical advice when faced with complex valuation and accounting issues, requiring the prior approval of the audit committee of the Board. The Company is further committed to hiring a sufficient number of technically-qualified staff to ensure that all complex activity issues are properly addressed. The Company has taken steps to implement this remediation plan; however, it has not been fully implemented as of the end of the second quarter. Therefore, the Company is unable to conclude that the material weakness has been fully remediated.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Cenuco, Inc. (“Cenuco Wireless”), the Company’s wireless applications development subsidiary, is the defendant in a patent infringement case commenced on February 1, 2005 in Federal District Court for the Southern District of New York ( Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The plaintiff, Raymond Anthony Joao, asserts in his complaint that Cenuco Wireless is infringing certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130, which cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has timely answered the complaint denying infringement, and intends to defend this case vigorously on the merits. Management believes that the patents relied on by Joao are invalid and that the chances of Joao prevailing are remote. Nonetheless, there can be no assurance as to the outcome of the case, and a judicial determination that Cenuco Wireless is infringing Joao’s patents, while unlikely, could have a material adverse effect on the ability of Cenuco Wireless to market and sell its current product line. Similarly, there is no assurance that Cenuco Wireless would be able to develop, at a reasonable cost, within a reasonable length of time or at all, a “workaround” to eliminate any patent infringement found to exist.

On September 16, 2006, Lander Co., Inc. (“Lander”) received correspondence from counsel to TMV Corporation (“TMV”), styled as a “Demand for Arbitration”, asserting claims in an aggregate amount in excess of $26 million against Lander and Lander Co. Canada Limited (“Lander Canada”). TMV, the parent corporation of USA Labs, Inc. (“USA Labs”), asserts in its claim that Lander and Lander Canada breached a marketing agreement with U.S.A. Labs (to which TMV was a party for consent purposes only) by failing to account for in excess of $1 million or more owed under that agreement; TMV further asserts that alleged breaches by Lander and Lander Canada of the marketing agreement were responsible for the bankruptcy of USA Labs, and TMV seeks indemnification from Lander and Lander Canada for the loss of its investment in USA Labs, alleged to be $25 million. Management believes that the claims asserted by TMV lack merit, and that TMV lacks standing to bring actions arising out of the marketing agreement. Furthermore, although styled as a “Demand for Arbitration”, management believes that the correspondence from TMV’s counsel does not constitute a valid demand for arbitration because TMV failed to serve or notify the American Arbitration Association, whose Commercial Arbitration Rules expressly govern the resolution of disputes arising under the marketing agreement. Should a demand for arbitration be properly served, management will contest the claims vigorously and believes that the chances of TMV prevailing are remote.

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

ITEM 1A. RISK FACTORS

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

For the thirteen and twenty-six weeks ended August 26, 2006, Ascendia Brands’ top five customers accounted for approximately 51 percent and 51 percent respectively, of net sales, with one customer (Wal-Mart) accounting for 38 percent and 37 percent respectively. We expect that for the year ending February 28, 2007 and future periods, Ascendia Brands’ top five customers, including Wal-Mart and Dollar Tree, will, in the aggregate, continue to account for a significant portion of our gross sales. The loss of one or more of Ascendia Brands’ top customers, any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers’ stores, could reduce Ascendia Brands’ gross sales and therefore could have a material adverse effect on our sales, operating results and profitability.

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

The Company must maintain sufficient stockholders’ equity to continue its listing on The American Stock Exchange. As a result of experiencing continuing losses, additional equity capital will be required to maintain sufficient net worth. As of August 26, 2006, stockholders’ equity is approximately $9.5 million, which is above the minimum required of $6.0 million for companies with sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The Company is currently evaluating alternatives, including the possibility of additional equity contributions and expects to be able to maintain the listing on the American Stock Exchange. Sustained or recurring failure to meet the equity requirements of The American Stock Exchange could ultimately lead to the Company being delisted from trading and therefore potentially impact the Company’s ability to raise debt or equity capital in the future.

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

Date: October 27, 2006