Form 10-Q
period 2006-11-25
ASCENDIA BRANDS, INC.
filed 2007-01-10
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal thirteen weeks ended November 25, 2006

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

On January 9, 2007, the issuer had outstanding 13,944,056 shares of common stock, $.001 par value per share.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

THIRTEEN WEEKS ENDED NOVEMBER 25, 2006

INDEX

PAGE

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements	1

Consolidated Balance Sheets
As of November 25, 2006 (Unaudited) and February 28, 2006	1

Consolidated Statements of Operations (Unaudited)
For the Thirteen and Thirty-Nine Weeks ended November 25, 2006 and November 26, 2005	2

Consolidated Statement of Stockholders’ Equity
For the Thirty-Nine Weeks ended November 25, 2006 (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)
For the Thirty-Nine Weeks ended November 25, 2006 and November 26, 2005	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2 - Management’s Discussion and Analysis And Results of Operations	27

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	46

Item 4 - Controls and Procedures	47

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	48

Item 1A - Risk Factors	48

Item 6 - Exhibits	53

Signatures	54

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	November 25, 2006	February 28, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$780	$1,876
Trade receivables, net of allowances of $1,589 at November 25, 2006 and $528 at February 28, 2006	13,190	6,471
Inventories	13,876	16,269
Miscellaneous receivables	64	1,693
Note receivable, current portion	93	95
Prepaid expenses and other	596	679

Total current assets	28,599	27,083

Property, plant and equipment, net	6,606	6,502
Goodwill	14,554	14,554
Intangibles, net	49,771	53,203
Note receivable, less current portion	292	340
Other assets, net	8,262	1,264

Total assets	$108,084	$102,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,665	$9,024
Accrued expenses	3,520	2,852
Accrued interest	2,631	1,202
Current portion of long-term debt	—	32
Total current liabilities	15,816	13,110
Long-term debt, less current portion	70,970	80,000
Long-term pension obligation	812	967
Total liabilities	87,598	94,077

Stockholders’ Equity:
Convertible preferred stock, par value $.001 per share; Authorized 1,000,000 shares; issued and outstanding 2,347.7745 shares at November 25, 2006 and issued and outstanding 2,553.6746 shares at February 28, 2006	—	—
Common stock, par value $.001 per share; Authorized 225,000,000 shares; issued and outstanding 13,944,056 shares at November 25, 2006 and issued and outstanding 13,882,056 shares at February 28, 2006	14	14
Additional paid in capital	42,779	37,907
Accumulated deficit	(21,615)	(28,378)
Accumulated comprehensive loss	(692)	(674)
Total stockholders’ equity	20,486	8,869
Total liabilities and stockholders’ equity	$108,084	$102,946

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005

Net sales	$24,545	$18,377	$73,871	$52,568
Cost of sales	20,774	16,749	60,904	48,648

Gross Profit	3,771	1,628	12,967	3,920

Operating expenses:
Selling and marketing	1,411	966	4,270	2,809
General and administrative	4,007	3,252	11,734	7,641
Total operating expenses	5,418	4,218	16,004	10,450

Loss from operations	(1,647)	(2,590)	(3,037)	(6,530)

Other income (loss):
Interest expense, net	(2,323)	(383)	(7,925)	(1,036)
Loss on issuance of debt	—	—	(6,872)	—
Amortization of financing fees and debt discount	(1,232)	(355)	(2,793)	(467)
Gain on revaluation of compound derivative liability	16,203	—	27,405	—
Other (expense) income, net	(163)	2,813	(15)	2,884
Other income, net	12,485	2,075	9,800	1,381

Income (loss) before income taxes	10,838	(515)	6,763	(5,149)

Income taxes	—	—	—	—

Net income (loss)	$10,838	$(515)	$6,763	$(5,149)

Basic income (loss) per common share	$0.47	$(0.04)	$0.17	$(0.24)
Diluted loss per common share	$(0.03)	$(0.04)	$(0.26)	$(0.24)
Basic income (loss) per preferred share	$1,849	$—	$1,849	$(718)
Diluted loss per preferred share	$—	$—	$—	$(718)
Shares used in computing income (loss) per share:
Basic - common	13,928,518	13,833,094	13,916,523	13,765,693
Diluted - common	65,928,518	13,833,094	37,027,634	13,765,693
Basic and diluted - preferred	2,347.8	2,553.7	2,347.8	2,553.7

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the thirty-nine weeks ended November 25, 2006

(Amounts in thousands, except for share and per share data)

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity

Balance at February 28, 2006	2,553.7	$—	13,882,056	$14	$37,907	$(28,378)	$(674)	$8,869
Net income	—	—	—	—	—	6,763	—	6,763
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(18)	(18)
Comprehensive income	—	—	—	—	—	—	—	6,745
Restricted stock issued	—	—	30,000	—	57	—	—	57
Warrants issued - fair value	—	—	—	—	8,429	—	—	8,429
Exercise of warrants	—	—	32,000	—	32	—	—	32
Redemption of Series A Preferred shares	(205.9)	—	—	—	(3,646)	—	—	(3,646)

Balance at November 25, 2006 (unaudited)	2,347.8	$—	13,944,056	$14	$42,779	$(21,615)	$(692)	$20,486

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirty-nine weeks ended
	November 25, 2006	November 26, 2005
Cash flows from operating activities:
Net income (loss)	$6,763	$(5,149)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	4,098	1,582
Provision for uncollectible accounts receivable	182	215
Amortization of deferred financing costs and debt discount	2,793	467
Gain on settlement of Seller’s Note	—	(2,500)
Gain on disposal of fixed assets	—	(33)
Loss on issuance of debt	6,872	—
Gain on revaluation of compound derivative liability	(27,405)	—
Non-cash interest	4,216	—
Restricted stock expense	57	—
Changes in operating assets and liabilities:
Trade receivables	(6,901)	(458)
Inventories	2,394	(8,138)
Prepaid expenses and other	1,712	(1,773)
Other assets	(34)	(130)
Accounts payable	641	(1,459)
Accrued expenses	2,096	206
Long-term pension obligations	(155)	55
Net cash used in operating activities	(2,671)	(17,115)
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	—	6,003
Proceeds from note receivable	49	71
Deferred costs on pending acquisition	(991)	—
Purchase of property, plant and equipment	(782)	(1,127)
Proceeds on disposal of property, plant and equipment	12	—
Purchase of intellectual property, including acquisition costs	—	(47,270)
Net cash used in investing activities	(1,712)	(42,323)
Cash flows from financing activities
Bridge loan proceeds	—	80,000
Net borrowings (repayments) of revolver	10,397	(5,699)
Net proceeds from issuance of convertible notes	2,747	—
Financing costs	(6,193)	(2,912)
Repayments of long-term debt	—	(6,844)
Repayments of capital leases	(32)	(718)
Redemption of preferred stock	(3,646)	—
Proceeds from exercise of warrants	32	111
Net cash provided by financing activities	3,305	63,938
Effect of exchange rates on cash	(18)	(43)
Net (decrease) increase in cash and cash equivalents	(1,096)	4,457
Cash and cash equivalents at the beginning of period	1,876	32
Cash and cash equivalents at the end of period	$780	$4,489

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,302	$1,820
Non-cash fees and expenses related to issuance of convertible notes	4,195	—
Warrants in connection with issuance of convertible notes	8,429	—
Reverse merger, excluding cash acquired (see Note 1):
Fair value of tangible assets acquired	$—	$1,200
Goodwill and identifiable intangible assets acquired	—	38,975
Liabilities assumed	—	(474)
Net assets acquired	$—	$39,701

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements November 25, 2006 (Unaudited)

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

Ascendia Brands, Inc. (“Ascendia”, the “Company,” the “Registrant,” “we” or “us”). The Company is a holding company, organized under Delaware law, with its executive offices in Hamilton, New Jersey. It owns directly the members units of Hermes Acquisition Company I LLC and the stock of Cenuco, Inc.

Hermes Acquisition Company I LLC (“HACI”). HACI is a Delaware limited liability company that acts as the holding company for the Company’s health and beauty care division.

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

Ascendia Real Estate LLC (f/k/a Hermes Real Estate I LLC) (“Ascendia Real Estate”). Ascendia Real Estate, a New York limited liability company, is a real estate holding company. Its sole asset is the Binghamton, New York plant, which it leases to Ascendia Brands.

Lander Intangibles Corporation (“Lander Intangibles”). Lander Intangibles is a Delaware corporation with its executive offices in Wilmington, Delaware. Lander Intangibles is an intellectual property holding company that was formed to acquire and hold certain of the intellectual property that the Company purchased from Playtex Products Inc. and its affiliates (“Playtex”) on November 16, 2005.

Cenuco, Inc. (“Cenuco Wireless”). Cenuco Wireless is a Florida corporation with executive offices in Boca Raton, Florida. Cenuco Wireless develops and markets wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform.

THE MERGER

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc., a public company, then traded on the American Stock Exchange under the ticker symbol “ICU” merged (the “Merger”) with HACI.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying financial statements of Ascendia as of and for the thirteen weeks ended November 25, 2006 and November 26, 2005 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

A summary of the Ascendia’s significant accounting policies follows:

Basis of Consolidation: As of November 25, 2006 and February 28, 2006 and for the thirteen and thirty-nine weeks ended November 25, 2006 and for the period from May 20, 2005 to November 26, 2005, the statements are prepared on a consolidated basis. For the period from March 1, 2005 to May 19, 2005 the statements are prepared on a combined basis. The accompanying consolidated financial statements include the accounts of Ascendia Brands, Inc. and subsidiaries. All intercompany accounts have been eliminated in consolidation.

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

Note Receivable: On September 30, 2004, Cenuco Wireless sold substantially all of its assets of the then existing education subsidiary for a net price of $0.8 million. At closing Cenuco Wireless received $0.3 million in cash and a note receivable for $0.5 million. At November 25, 2006 and February 28, 2006 the note receivable had a balance of approximately $0.3 million and $0.4 million, respectively.

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

Impairment of Long-Lived Assets: Accounting for the impairment of long-lived assets, including property, plant and equipment, requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, the accounting principles require that such assets be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, the Company estimates the assets future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset.

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

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, the Company recorded intangible assets of $8.0 million, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $0.4 million and $1.2 million respectively, for the thirteen and thirty-nine weeks ended November 25, 2006. Amortization expense for the acquired software technology was $0.4 million and $0.8 million respectively, for the thirteen and thirty-nine weeks ended November 26, 2005.

As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the assets acquired, in proportion to their respective estimated fair values, which resulted in $30.4 million being allocated to customer relationships. Management has adopted the straight-line method of amortizing these assets over their estimated useful lives of 10 years. Amortization expense for the customer relationships was $0.8 million and $2.2 million respectively, for the thirteen and thirty-nine weeks ended November 25, 2006. Amortization expense for the customer relationships for the thirteen and thirty-nine weeks ended November 26, 2005 was $0.1 million and $0.1 million respectively.

Goodwill and Other Intangible Assets

No changes occurred in the carrying amount of goodwill for the thirteen or thirty-nine weeks ended November 25, 2006.

Balances of acquired intangible assets, excluding goodwill are as follows:

($Millions)

	Purchased Technology	Formulae And Tradenames	Customer Relationships	Total
Intangible assets as of November 25, 2006:	$8.0	$16.9	$30.4	$55.3
Accumulated amortization	(2.4)	—	(3.1)	(5.5)
Carrying value	$5.6	$16.9	$27.3	$49.8

Weighted average original life (in years)	5	indefinite	10

Amortization expense for the thirteen and thirty-nine weeks ended November 25, 2006 was $1.2 million and $3.4 million respectively.

Estimated aggregate amortization expense based on the current carrying value of intangible assets for the next five years is as follows:

(000’s)
Fiscal Year	Amount
2007 (remaining)	$1,207
2008	4,652
2009	4,639
2010	4,639
2011	3,390
2012	3,390

Other Assets, Net: Other assets, net of approximately $8.3 million, consist primarily of deferred financing costs related to the long-term Convertible Secured Notes financing and the CIT revolving line of credit (see Note 6). The deferred financing costs are being amortized using the effective interest method over the term of the respective financing arrangements. Amortization expense related to deferred financing costs was $0.0 million and $1.4 million respectively, for the thirteen and thirty-nine weeks ended November 25, 2006. Amortization expense related to deferred financing costs was $0.4 million and $0.5 million respectively, for the thirteen and thirty-nine weeks ended November 26, 2005.

Fair Value of Financial Instruments: The carrying amounts for warrant derivative liability and for conversion option liability are based on estimated fair value at each reporting date. The carrying amounts reported in the accompanying balance sheets for accounts receivable, note receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.

Accounting for Derivative Instruments: We have issued and have outstanding convertible debt and warrants related to the convertible debt with embedded derivative features which we have analyzed in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in Company’s Own Stock, to determine if these instruments have embedded derivatives that must be bifurcated. Under EITF No. 00-19, the estimated value of such embedded derivatives is recorded as a compound derivative liability utilizing an appropriate valuation model (initially with an offsetting debt discount that is amortized over the term of the convertible notes). Such liability is marked-to-market and adjusted to fair value at each reporting date with the change in fair value being recorded to other income (expense) in the period of the change. The warrants are not required to be accounted for as a liability. They are accounted for under EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, as further described in Note 6.

Revenue Recognition: For the HBC division, revenue from product sales is recognized when the related goods are shipped, all significant obligations of the Company have been satisfied, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured or probable.

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

Cooperative Advertising: Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Task Force 01-09, Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $0.8 million and $2.5 million, respectively for thirteen and thirty-nine weeks ended November 25, 2006. Cooperative advertising expenses were approximately $0.0 million and $0.1 million, respectively for thirteen and thirty-nine weeks ended November 26, 2005.

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

Five trade customers comprised 49 percent and 50 percent, respectively of Ascendia’s net sales, (with one customer comprising approximately 34 percent and 36 percent, respectively) for the thirteen and thirty-nine weeks ended November 25, 2006. At November 25, 2006 the same five trade customers represented 47 percent of receivables, with one customer comprising 36 percent. This top customer represents a significant concentration. Accordingly, if this customer was not able to pay the amount owed to us and/or stopped purchasing from us, the impact would have a material adverse effect on our liquidity, financial position, and results of operations.

Five trade customers comprised 42 percent and 46 percent, respectively of Ascendia’s net sales, (with one customer comprising approximately 24 percent and 30 percent respectively) for the thirteen and thirty-nine weeks ended November 26, 2005. At November 26, 2005 the same five trade customers represented 42 percent of receivables, with one customer comprising 29 percent.

Income Taxes: Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at November 25, 2006 and February 28, 2006 has been recorded by management due to the uncertainty that future income will be generated and the related deferred tax assets realized.

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

Recent Accounting Pronouncements

In September 2006, the staff of the FASB issued Staff Position Aug Air-1, Accounting for Planned Major Maintenance Activities (“FSP”). The FSP amends Accounting Principles Board Opinion No, 28, Interim Financial Reporting (“APB 28”), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company does have a planned major maintenance activity associated with its annual or semi-annual plant shutdowns. While early application is permitted, the provisions of the FSP are effective for the Company beginning March 1, 2007. The guidance in the FSP shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. Management is currently evaluating the impact of adopting the FSP on the Company’s financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for the Company after November 15, 2006. Although management is currently evaluating the impact of adopting SAB 108, we do not believe that the adoption of SAB 108 will have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning March 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for the Company beginning March 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the Company’s financial position and results of operations.

As of March 1, 2006, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share Based Payment. Prior to the adoption of SFAS No. 123 (R), we recognized and measured the share-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The adoption of SFAS No. 123 (R) did not have a material impact on the results of operations for the thirty-nine weeks ended November 25, 2006. See Note 9 to the unaudited consolidated financial statements of Ascendia for the thirty-nine weeks ended November 25, 2006 for more information regarding our adoption of SFAS No. 123 (R).

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2008 will have a material impact on the Company’s consolidated financial position or results of operations.

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

NOTE 4 -- INVENTORIES

Inventory consists of the following:

($000’s)

	NOVEMBER 25,	FEBRUARY 28,
	2006	2006
Raw materials	$5,307	$3,708
Finished goods	8,569	12,561

	$13,876	$16,269

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

($000’s)

	NOVEMBER 25,	FEBRUARY 28,
	2006	2006
Land	$660	$660
Computer equipment and software	965	1,093
Furniture and fixtures	250	253
Building	2,645	2,645
Machinery and equipment	4,197	3,953
Dies and molds	76	87
Leasehold improvements	140	138
Construction in progress	958	280
	9,891	9,109
Less accumulated depreciation and amortization	(3,285)	(2,607)

Total	$6,606	$6,502

Depreciation and amortization expense related to property, plant and equipment was $0.2 million and $0.7 million, respectively for the thirteen and thirty-nine weeks ended November 25, 2006. Depreciation and amortization expense related to property, plant and equipment was $0.3 million and $1.0 million, respectively for the thirteen and thirty-nine weeks ended November 26, 2005.

As of November 25, 2006 and February 28, 2006, machinery and equipment includes assets under capital leases totaling $0.2 million. Accumulated amortization on the capital leases was $0.1 million and $0.0 million as of November 25, 2006 and February 28, 2006, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the thirteen and thirty-nine weeks ended November 25, 2006 and November 26, 2005.

NOTE 6 -- LONG-TERM DEBT

Long-term debt consists of the following:

($000’s)

	NOVEMBER 25,	FEBRUARY 28,
	2006	2006
Bridge loan	$—	$80,000
Convertible secured notes (including accretion)	91,159	—
Debt discount	(89,605)	—
Compound derivative liability	59,019	—
Revolving line of credit	10,397	—
Capital leases	—	32
	70,970	80,032
Less current portion	—	32

Total	$70,970	$80,000

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

The Notes have a term of 10 years (subject to the put and call rights described below) and bear interest at the rate of 9.0 % per annum. During the first six months of the term, Ascendia has the option to defer payment of interest. As a result, the Company elected to defer $2.6 million of interest as of November 25, 2006 on the Notes. In the event of Ascendia making an acquisition in the consumer products area that shall in form and substance be satisfactory to a majority of the holders of the Notes (an “Approved Acquisition”), it may elect to defer and add to principal on the Notes interest payments otherwise due over the balance of the term of the Notes. Upon the consummation of such an Approved Acquisition, Ascendia also has the right to redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15%. In addition, at any time after the fifth anniversary of the issuance of the Notes (August 2, 2011), Ascendia has the right to redeem, or any holder may require the Company to redeem, all or any portion of the balance outstanding under the Notes at a premium of 5% (the “5 Year Put Option”).

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, Ascendia also issued certain warrants (the “Series A Warrants”) entitling the lender to purchase 3,053,358 shares of its common stock at an exercise price of $2.10. In addition, Ascendia committed to the issuance of certain warrants (the “Series B Warrants”) entitling the lender to purchase shares of its common stock under terms that are contingent upon the balance outstanding on the Notes at the earlier to occur of an Approved Acquisition or February 28, 2007. If the balance outstanding under the Notes on such date is greater or less than $61.0 million, Ascendia is required to issue to Prencen up to 3,000,000 Series B Warrants, at exercise prices ranging from $1.15 to $1.95. In the event the balance outstanding under the Notes is $61.0 million, no Series B Warrants are required to be issued.

Any portion of the balance due under the Notes is convertible at any time, at the option of the holders(s), into the common stock of Ascendia at a price of $1.75 per share (subject to certain ant-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders may not convert any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of common stock of Ascendia outstanding following such conversion (the “Conversion Option”). The Notes describe various events of default which include, but are not limited to (a) the failure to make effective by June 30, 2007, and keep effective thereafter a registration statement to register the shares underlying the conversion of the Notes and the exercise of the Series A and B Warrants and other shares (the “Registration Statement”), (b) the suspension in trading of the Company’s stock for a defined period, (c) the failure to timely issue shares in response to a conversion notice received from a Note holder, and (d) the failure to have available sufficient authorized shares to enable the conversion of the Notes. In the event of a default, the holders of the Notes may require the Company to redeem the Notes at the greater of a 25% premium, or the value of the shares underlying the conversion of such Notes at the time of the event of default (determined by reference to a definition of a maximum share price). In the event of a Change in Control of the Company (as defined), the holders of the Notes will have the right (the “Change in Control Put”), for a period of 20 days subsequent to the receipt of notice of the Change in Control, to require the Company to redeem the Notes at the greater of a 20% premium, or the value of the shares underlying the conversion of such Notes at the time of the change in control (determined by reference to a definition of a maximum share price). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with the Change in Control Put (collectively the “Compound Derivative”) have been bifurcated as derivatives required to be accounted for separately under FASB Statement No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and EITF 00-19”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

In the event the Registration Statement is not timely filed (by October 2, 2006, later extended to October 10, 2006 and to November 10, 2006 and subsequently extended to June 30, 2007), or make effective or maintained effective (as described above) the holders of the Notes are also entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30-day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that the Company fails to timely issue shares in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants will be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery is not provided.

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

Accounting for Issuance of Convertible Secured Notes

Consideration received from the issuance of the Notes ($87.3 million net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending, was allocated to the Series A and B Warrants and the Notes based on the relative fair value of each. The resulting $7.7 million value attributed to the Series A and B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($79.6 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the Compound Derivative discussed above (amounting to $86.4 million as of August 2, 2006). The $6.8 million excess of the estimated fair value of the liability of $86.4 million over the allocation to the discount on the Notes of $79.6 million was recorded as a loss on the issuance of the Notes. The debt issuance discount (totaling $91.0 million) and the cash and other deferred finance costs associated with the issuance of the Notes (totaling $6.8 million), are being amortized to interest expense under the interest method over the 5-year period to the date that the 5 Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the 5 Year Put Option ($4.6 million) is being accreted over the same 5-year period, also under the interest method, as an increase to interest expense and the recorded value of the Notes. Such amortization and accretion amounted to $1.4 million in the current period and $1.8 million since inception. Given the significant initial issuance discount recorded on the Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the 5 years than the latter.

The liability recorded for the Compound Derivative will be adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the Compound Derivative liability was adjusted to $59.0 million as of November 25, 2006, resulting in a decrease to interest and other expense of $16.2 million for the thirteen weeks ended November 25, 2006.

Subsequent Restructuring of Convertible Secured Notes

On December 30, 2006 the Company entered into an agreement (the “Note Amendment Agreement”) with Prencen Lending and Prencen, amending certain terms and conditions of the Notes described above.

As amended, the Notes (the “Amended Notes”) have a term of 10 years from the date of the Note Amendment Agreement (subject to certain put and call rights described below) and will bear interest at the rate of 9 percent per annum, subject to increase to up to 13% upon the nonoccurrence of certain specified events, provided that, for the period ending March 31 2007, the Company has the option to accrue and capitalize interest. If the Company consummates an acquisition, as defined in the Amended Notes (the “Acquisition”), it may elect to continue to defer interest until maturity of Amended Notes and thus capitalize interest on the then-outstanding balance of the Amended Notes.

Any portion of the balance due under the Amended Notes is convertible at any time, at the option of the holders(s), into the Company’s Common Stock (the “Conversion Shares”) at a price of $0.42 per share (subject to certain anti-dilution adjustments), provided that the holders may not convert any amounts due under the Amended Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively beneficially own more than 9.99 percent of the aggregate number of shares of the Company’s Common Stock outstanding following such conversion. The Company may require the exchange of up to $40 million in principal amount of the Amended Notes for shares of a newly created series of preferred stock on terms acceptable to the Company and Prencen Lending, at a premium of 15 percent, if necessary to maintain the Registrant’s stockholders’ equity at the level required pursuant to the continued listing standards of the American Stock Exchange, on which the Company’s Common Stock is listed.

At any time after the eighth anniversary of the Note Amendment Agreement, the Company or any holder may redeem all or any portion of the balance outstanding under the Amended Notes at a premium of 7 percent. The Amended Notes are redeemable by the holder(s) at any time upon the occurrence of an event of default or a change in control of the Company (as defined in the Amended Notes), at premiums of 25 and 20 percent, respectively. In addition, upon the consummation of an approved Acquisition, the Company may redeem up to $10 million in principal amount of the Amended Notes at a premium of 15 percent, and $10 million in principal amount of the Amended Notes at a premium to be mutually agreed between the parties.

The Amended Notes rank as senior secured indebtedness of the Company, are secured by liens on all of the Company’s and its subsidiaries’ assets and are guaranteed by all of the Company’s subsidiaries, subject to a first priority lien on the Company’s U.S. inventory and accounts receivable to secure an existing revolving credit facility of $13 million.

In connection with the amendment to the Note, Prencen Lending agreed to waive certain defaults arising under the Notes relating to the payment of accrued interest due December 31, 2006, waive compliance with certain financial covenants through the end of the Company’s current fiscal year, and to defer until June 30, 2007 the requirement to file a registration statement with respect to shares of the Company’s Common Stock issuable upon conversion of the Amended Note. In addition, the parties agreed to defer until February 28, 2007 the date for determining the number of shares of the Company’s Common Stock that may be issued upon the exercise of the Series B Warrants held by Prencen Lending, and the exercise price of such Series B Warrants.

In addition, on December 27, 2006, the Company entered into a Second Amended and Restated Registration Rights Agreement in favor of Prencen and Prencen Lending to provide registration rights with respect to the Conversion Shares, the Preferred Stock issued to Prencen and the Common Stock into which the Preferred Stock may be converted. Under the Registration Rights Agreement, the Company is required to file a registration statement with respect to the registrable securities by June 30, 2007 and to use its best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days after the filing deadline if the registration statement is subject to a review by the Commission).

The Company is in the process of determining the accounting for the restructuring of the Convertible Secured Notes to be reflected in the quarter ending February 28, 2007.

Revolver

On August 3, 2006, the Company closed on a revolving line of credit with a major financial institution for a $13.0 million three year facility. This facility was used to fund approximately $5.6 million of the above noted cash costs associated with the Long-Term Financing and approximately $0.1 million in expenses associated with this facility. In addition, another $0.9 million was drawn from the facility, which along with the $2.7 million in net proceeds from the issuance of the Notes was used to redeem certain shares of the Company’s Series A Preferred Stock from MarNan LLC and Dana Holdings LLC (see Note 12). The remainder of availability under the facility is being used for working capital and general corporate purposes and as of November 25, 2006 there was availability of $2.6 million. The facility is secured with the Company’s United States accounts receivable and inventory

The Revolver contains the following key provisions:

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

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

The Company has various noncancelable operating leases for manufacturing and office facilities. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments for each period are as follows:

($000’s)

	CAPITAL	OPERATING
	LEASES	LEASES

2007	$—	$350
2008	—	1,065
2009	—	1,101
2010	—	1,096
2011	—	879
2012	—	423
Total minimum lease payments	$—	$4,914

Less amounts representing interest	—

Present value of future minimum lease payments	$—

Also the Company had purchase obligations of $3.1 million as of November 25, 2006.

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

The following information applies to options outstanding at November 25, 2006:

	Options Outstanding and Exercisable
	Weighted -
	Average
	Remaining
	Contractual
Range of Prices	Life (Years)	Shares
$0.42	5.76	73,332
$0.55	0.08	40,000
$1.15	7.03	218,335
$1.55	6.12	35,001
$2.00	4.26	130,000
$3.71	7.66	40,000
$4.00	7.68	20,000
		556,668

At November 25, 2006, the aggregate intrinsic value of options outstanding and exercisable was $0.3 million. The weighted average remaining contractual term of options outstanding and exercisable at November 25, 2006 was 5.73 years. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s closing stock price as of November 25, 2006, which would have been received by the option holders had they exercised their in-the-money options as of that date. During the thirteen and thirty-nine weeks ended November 25, 2006, no outstanding options were exercised.

From the date of the Merger to November 25, 2006, 163,500 warrants have been exercised at an exercise price of $1 per share.

The following information applies to all warrants outstanding at November 25, 2006:

	Warrants Outstanding and Exercisable
	Weighted -
	Average
	Remaining
	Contractual
Range of Prices	Life (Years)	Shares
$1.00	2.05	118,000
$2.10	4.69	3,053,358
$3.76	4.69	137,615
$4.00	2.58	105,784
$4.37	4.69	552,632
$4.50	2.58	1,387,760
$5.00 to $6.50	2.51	350,000
$6.00	3.48	500,000
		6,205,149

In addition, as further described in Note 6, 3 million warrants are committed to be issued at a price dependent upon the balance outstanding on the Convertible Secured Notes as of February 28, 2007.

NOTE 10 -- CAPITAL STRUCTURE AND NET INCOME (LOSS) PER COMMON SHARE

Capital Structure:

At November 25, 2006, the outstanding share capital of the Company is comprised of: (i) 13,944,056 shares of common stock (“Common Stock”), and (ii) 2,347.8 shares of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”).

The Series A Preferred Stock was issued in connection with the completion of the Merger as described in Note 1 to the consolidated financial statements. The holders of the Series A Preferred Stock are entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. No dividends have been declared as of November 25, 2006. In addition to the dividends payable to the holders of Series A Preferred Stock, the Company shall declare a dividend or distribution on the Series A Preferred Stock equal to any amount declared on the Common Stock. Holders of the Series A Preferred Stock (using the number of common shares into which each share of Series A Preferred Stock is convertible) and the holders of Common Stock vote together as one class on all matters submitted to a vote of stockholders of the Company, provided however that the holders of the Series A Preferred Stock are not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to liquidation preferences over all other classes of capital stock. The holders of Series A Preferred Stock shall receive an amount equal to $1,000 per share of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution to the holders of any other class of capital stock. If the assets available for distribution are sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Series A Preferred Stock shall share equally with holder of the Common Stock on a per share basis (using the number of common shares into which each share of Series A Preferred Stock is convertible). Each share of Series A Preferred Stock carries the voting rights on a basis such that the rights of the Series A Preferred Stock as a whole correspond to 65 percent of the aggregate rights of the Series A Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company’s authorized share capital, each share of Series A Preferred Stock will automatically convert into shares of Common Stock on such a basis that, following conversion, the holders of the Series A Preferred Stock will hold the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion. The Series A Preferred Stock is not redeemable.

Net income (loss) per share:

The following table shows how the net income (loss) was allocated using the two-class method (see Note 2):

(Amounts in $000’s, except for share and per share data)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Allocation of net income (loss)
Basic and Diluted:
- Common Stock	6,497	(515)	2,422	(3,315)
- Series A Preferred	4,341	—	4,341	(1,834)
Net income (loss)	10,838	(515)	6,763	(5,149)

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock outstanding during the period utilized in the calculation of income (loss) per share. The diluted share base excludes incremental shares of 23,982,404 and 25,340,444, substantially related to the Series A Preferred shares, for the thirteen and thirty-nine weeks ended November 25, 2006, respectively. These shares were excluded due to their anti-dilutive effect:

Weighted average number of Common Stock - basic	13,928,518	13,833,094	13,916,523	13,765,693
Weighted average number of Common Stock - diluted	65,928,518	13,833,094	37,027,634	13,765,693
Weighted average number of Series A Preferred shares - basic and diluted	2,347.8	2,554	2,347.8	2,554
Basic net income (loss) per common share	$0.47	$(0.04)	$0.17	$(0.24)
Diluted loss per common share	$(0.03)	$(0.04)	$(0.26)	$(0.24)
Basic net income (loss) per share - Series A Preferred	$1,849	$—	$1,849	$(718)
Diluted loss per share - Series A Preferred	$—	$—	$—	$(718)

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex asset acquisition are reported in HBC Division.

(Amounts in thousands, except for shares and per share amounts)

THIRTEEN WEEKS ENDED NOVEMBER 25, 2006

DIVISION	HBC	WAD	TOTAL
Net Sales	$24,522	$22	$24,544
Loss from operations	(1,194)	(453)	(1,647)
Net income (loss)	$11,288	$(450)	$10,838

Total Assets	$87,263	$20,821	$108,084

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended November 25, 2006:
United States	$16,909	$70,332
Canada	3,702	599
Other foreign countries	3,933	—
Total	$24,544	$70,931

THIRTEEN WEEKS ENDED NOVEMBER 26, 2005

DIVISION	HBC	WAD	TOTAL
Net Sales	$18,362	$15	$18,377
Loss from operations	(1,789)	(801)	(2,590)
Net income (loss)	$277	$(792)	$(515)

Total Assets	$88,540	$39,259	$127,799

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended November 26, 2005:
United States	$11,915	$91,343
Canada	4,141	657
Other foreign countries	2,321	—
Total	$18,377	$92,000

THIRTY-NINE WEEKS ENDED NOVEMBER 25, 2006

(Amounts in thousands, except for shares and per share amounts)

DIVISION	HBC	WAD	TOTAL
Net Sales	$73,748	$123	$73,871
Loss from operations	(728)	(2,309)	(3,037)
Net income (loss)	$9,058	$(2,295)	$6,763

GEOGRAPHIC	NET SALES
Thirty-nine weeks ended November 25, 2006:
United States	$55,115
Canada	10,669
Other foreign countries	8,087
Total	$73,871

THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005

DIVISION	HBC	WAD	TOTAL
Net Sales	$52,537	$32	$52,569
Loss from operations	(4,847)	(1,072)	(5,919)
Net loss	$(3,499)	$(1,650)	$(5,149)

GEOGRAPHIC	NET SALES
Thirty-nine weeks ended November 26, 2005:
United States	$34,080
Canada	11,919
Other foreign countries	6,570
Total	$52,569

NOTE 12 -- TRANSACTIONS WITH RELATED PARTIES

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of approximately $36.0 thousand and $87.1 thousand respectively, for professional fees, facility usage and reimbursable expenses for the thirteen and thirty-nine weeks ended November 25, 2006 and $28.7 thousand and $287.6 thousand respectively, for the thirteen and thirty-nine weeks ended November 26, 2005. At November 26, 2006, and February 28, 2006, the Company owed THGLLP $22.2 thousand and $35.6 thousand, respectively for such amounts. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. MarNan owns approximately 39 percent of the Company’s Series A Preferred Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of the Board of Directors of the Company from May 20, 2005, is a Managing Member of ZVLLC. For the thirteen and thirty-nine weeks ended November 25, 2006, ZVLLC did not invoice the Company. For the thirteen and thirty-nine weeks ended November 26, 2005, ZVLLC invoiced the Company for $19.1 thousand. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. No monies were due ZVLLC at November 25, 2006 and February 28, 2006.

Kenneth D. Taylor, a member of the Board of Directors of the Company since May 20, 2005, provided consulting services to the Company. For the thirteen and thirty-nine weeks ended November 25, 2006, Mr. Taylor did not invoice the Company. For the thirteen and thirty-nine weeks ended November 26, 2005 he invoiced the Company for $5.0 thousand. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. No monies were due Mr. Taylor at November 25, 2006 and February 28, 2006.

The Hermes Group LLC (THGLLC), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen and thirty-nine weeks ended November 25, 2006 and November 26, 2005, THGLLC invoiced the Company and its subsidiaries for $110.0 thousand, $343.6 thousand, $118.7 thousand and $237.4 thousand, respectively, as compensation for the provision of business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which is a 39% shareholder of the Series A Preferred Stock of the Company. As of November 25, 2006 and February 28, 2006, there was a balance due to THGLLC of $30.0 thousand and $6.9 thousand, respectively.

M2 Advisory Group LLC (M2AG), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen and thirty-nine weeks ended November 25, 2006 M2AG invoiced the Company and its subsidiaries for $24.3 thousand and $45.1 thousand, respectively, as compensation for the provision of business advisory services. For the thirteen and thirty-nine weeks ended November 26, 2005, M2AG did not provide any services. Mark I. Massad is a member of M2AG and a member of MarNan LLC, which is a 39% shareholder of the Series A Preferred Stock of the Company. As of November 25, 2006 and February 28, 2006, there was a balance due to M2AG of $14.6 thousand and $0.0 thousand, respectively.

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

Investors should also be aware that while the Company does communicate with securities analysts from time to time, it is against its policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy confirming financial forecast or projections issued by others. Therefore, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

BUSINESS SUMMARY

Ascendia Brands, Inc. (“Ascendia”, the “Company”, the “Registrant”, “we” or “us”) manufactures, markets and distributes a portfolio of nationally and internationally recognized branded products in the health and beauty care categories. The brand portfolio includes Baby Magic®, Binaca®, Mr. Bubble®, Lander®, Lander essentials™, Ogilvie®, Tek®, Dentax®, Dorothy Gray® and Tussy®. These products compete in the Bath Products, Baby Toiletries, Deodorant/Antiperspirant, Home Permanent Treatment, Mouthwash, Portable Breath Sprays and Drops, Manual Toothbrush, and Skin Care categories within the personal care products market. Ascendia sells its brands through a variety of channels, concentrating on mass merchandisers, drug stores, supermarkets (“mass, drug, food”), and dollar store outlets. This strategy allows us to offer consumers brands in the outlets most often shopped for these product categories. Within the consumer products market, Ascendia’s brands hold either the number one or number two market position within the categories within which we compete, as shown below:

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

The Company focuses internal resources on product development, manufacturing, distribution, marketing and sales. Ascendia utilizes these core competencies in conjunction with our experienced management team to increase sales and profits. The Company expects to achieve growth through a combination of increased market penetration from new and existing products in its current brands as well as via strategic acquisitions of synergistic brands.

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

Ascendia Brands, Inc. (“Ascendia”, the “Company,” the “Registrant,” “we” or “us”). The Company is a holding company, organized under Delaware law, with its executive offices in Hamilton, New Jersey. It owns directly the members units of Hermes Acquisition Company I LLC and the stock of Cenuco, Inc.

Hermes Acquisition Company I LLC (“HACI”). HACI is a Delaware limited liability company that acts as the holding company for the Company’s health and beauty care division.

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

Ascendia Real Estate LLC (f/k/a Hermes Real Estate I LLC) (“Ascendia Real Estate”). Ascendia Real Estate, a New York limited liability company, is a real estate holding company. Its sole asset is the Binghamton, New York plant, which it leases to Ascendia Brands.

Lander Intangibles Corporation (“Lander Intangibles”). Lander Intangibles is a Delaware corporation with its executive offices in Wilmington, Delaware. Lander Intangibles is an intellectual property holding company that was formed to acquire and hold certain of the intellectual property that the Company purchased from Playtex Products Inc. and its affiliates (“Playtex”) on November 16, 2005.

Cenuco, Inc. (“Cenuco Wireless”). Cenuco Wireless is a Florida corporation with executive offices in Boca Raton, Florida. Cenuco Wireless develops and markets wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform.

Health and Beauty Care Division

Introduction

Ascendia Brands and its Canadian affiliate, Lander Canada manufacture, market and distribute extreme value, private label and premium value branded health and beauty care products in the United States and Canada, and in 90 countries throughout the Americas, Africa, Asia and the Middle East. Ascendia’s growing range of product offerings includes branded bath care, baby care, oral care and skin & hair care products. Additionally, through its Canadian facility, Lander Canada produces a line of private label brands for a limited number of large Canadian retail chains.

Ascendia Brands traces its history to the formation of Lander in 1920. Lander was the first value brand cosmetics company in the U.S. In the 1930s and 1940s, Lander introduced perfumes such as “Romantic Days” (in 1943), and “Samezi-Soir” (in 1950). By the 1950’s, Lander owned and controlled over thirty brand names and four subsidiaries, including Lundborg Perfumers Inc. and MacGregor Men’s Toiletries Inc. Lander began sales in Canada in 1947. A family-owned company for over 40 years, Lander was acquired in 1964 by what is now Bristol Myers Squibb. In 1968, ownership passed to Scott Chemical Co., Inc., and in 1994 Claneil Enterprises, Inc. purchased Lander. In 2003 the Hermes Group LLC, a Princeton, NJ-based private equity company, purchased Lander from Claneil. In May 2005, Hermes/Lander merged with Cenuco, Inc.

Ascendia has inherited Lander’s position as America’s leading manufacturer of quality value-brand health and beauty care products. Ascendia has sought to expand its offerings of premium products both through organic growth (including the launch in 2005 of its successful Lander essentials 3in1 range of products), as well as through the acquisition of brands that offer a strategic fit with Ascendia’s business model and core competencies.

Acquisition of Brands from Playtex

On November 16, 2005, Ascendia completed the acquisition of the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Tussy and Tek brands from Playtex. The acquisition of these additional brands created commercial, operational and distribution synergies with the Company’s existing manufacturing and distribution infrastructure. The acquired brands are positioned in product categories in which Ascendia Brands already has an established and significant “extreme value” leadership position. Management believes that combining marketing, sales, manufacturing and distribution of the former Playtex brands and the Lander brands will enable us to realize manufacturing and distribution efficiencies. More specifically, it gives us access to retailers with which Ascendia Brands had not previously done business (e. g., Target Stores and Toys R Us), enabling us to offer more of our products to each customer.

The brands acquired from Playtex in November 2005 include the following:

Baby Magic – Introduced in 1950 by the Mennen Company, the Baby Magic brand was later sold to Colgate Palmolive, which in 1999 sold the United States, Puerto Rican, and Canadian trademark rights to Playtex. Prior to our acquisition of the brand, the entry of additional competitors such as Huggies and Gerber had reduced the market share for Baby Magic. Nonetheless, Baby Magic had remained an important force in a highly competitive infant toiletries segment with more than 80 percent brand awareness. (Source: Proprietary Market Research, July 2005).

Mr. Bubble – Introduced in 1961, Mr. Bubble is the market leader in the children’s bath additives category, with a market share of almost 30 percent and brand awareness in excess of 97 percent. The product is primarily used by children ages 3-8. Due to its longevity and category defining position, Mr. Bubble is viewed as an icon of popular culture. (Sources: Information Resources, Inc., 3Q 2005 and Proprietary Market Research, July 1998).

Binaca – Introduced circa 1970, Playtex acquired the Binaca brand in 1998. Binaca has been associated with instantly fresh breath since its early beginnings. Today, Binaca is enjoying renewed brand growth as a result of renewed consumer interest in portable breath freshening.

Ogilvie – Introduced in 1920, Ogilvie has been the market leader in the at-home hair permanents category for over 40 years. In 1998, when Playtex acquired the brand, Ogilvie had approximately a 50 percent market share. Today, Ogilvie has more than an 80 percent market share within the reported food, drug and mass outlets.

Tussy – Introduced in 1925, Tussy is a brand deodorant and deodorant/antiperspirant. The deodorant product is offered in a cream form, while the deodorant/antiperspirant is available in the more common roll-on and stick forms. This brand meets a consumer need for an open-price point offering, available in food, drug, mass and Dollar outlets.

Tek – Introduced in 1929 by Johnson & Johnson and acquired by Playtex in 1966, Tek is a brand of toothbrush and includes the Tek Excel and Tek Pro Lines. The Tek toothbrushes carry the American Dental Seal of Acceptance.

Dorothy Gray Satura – Introduced in 1916, Dorothy Gray is an “upscale” line of face cream products specifically designed to address the needs of dry or mature skin. The brand enjoys limited domestic distribution, with revenues generated primarily by sales to Korea and other international markets.

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

Customers and Distribution Channels

Ascendia Brands’ senior sales management team, along with our seasoned network of sales brokers, maintains long-standing relationships with our top fifty customers, which account for approximately eighty-five percent of our total gross sales. Ascendia Brands’ sales management group consists of eight people, who primarily focus on developing our profitable premium brands within our current base of core customers, as well as acquiring new targeted customers consistent with our evolving brand portfolio. These focused efforts generated growth in sales volume of approximately forty-eight percent in fiscal 2006 within the portfolio of premium Lander / Lander essentials bath and body products and have continued to grow in momentum throughout fiscal 2007. In the future, we will continue to emphasize growth in the higher margin, branded segments of our business, versus the extreme value and private label segments. Indeed this focus will be intensified as we go forward in conjunction with our new product offerings in our Lander essentials line, along with upgraded and new items in the recently acquired Baby Magic, Mr. Bubble, Binaca, and Ogilvie brands.

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

Ascendia Brands’ Binghamton plant is a 163,000 square foot facility with 160 employees split into three 8 working hour shifts, five days a week. The hourly employees are represented by the International Chemical Workers’ Union, Local 293, with a contact that expires May 1, 2009. To the Company’s knowledge, labor relations are good. The Binghamton plant produces bubble bath, lotions and creams, and baby products such as shampoo, baby oil, and baby powder for sale in the United States and internationally under the Lander brand name. This facility is also approved by the United States Food & Drug Administration and the New York Board of Pharmacy to manufacture over-the-counter (OTC) drugs such as topical analgesics and vapor rubs.

Lander Canada’s Ontario plant is a 98,000 square foot facility with 105 employees split into two 8 working hour shifts, five days a week. The hourly employees are represented by the Laundry and Linen Drivers and Industrial Workers, Local 847, with a contract that expires on January 13, 2007. To the Company’s knowledge, labor relations are good. This plant produces private label health and beauty care products for Canada’s largest retail and drug stores as well as Lander and Lander essentials branded products sold in the U.S. Lander Canada also produces and sells products domestically under the Lander brand. The plant began production of Baby Magic in July 2006. Products produced in this plant include lotions and creams, baby products such as shampoo, baby oil, baby powder, mouthwash, and nail polish remover. Lander Canada’s facility is approved by Health Canada to manufacture OTC drugs, including antiseptic mouthwash, topical analgesics and vapor rubs.

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

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, the Company recorded intangible assets of $8.0 million, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $0.4 million and $1.2 million respectively, for the thirteen and thirty-nine weeks ended November 25, 2006. Amortization expense for the acquired software technology was $0.4 million and $0.8 million respectively, for the thirteen and thirty-nine weeks ended November 26, 2005.

As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the assets acquired, in proportion to their respective estimated fair values, which resulted in $30.4 million being allocated to customer relationships. Management has adopted the straight-line method of amortizing these assets over their estimated useful lives of 10 years. Amortization expense for the customer relationships was $0.8 million and $2.2 million respectively, for the thirteen and thirty-nine weeks ended November 25, 2006. Amortization expense for the customer relationships for the thirteen and thirty-nine weeks ended November 26, 2005 was $0.1 million and $0.1 million respectively.

Other Assets, Net: Other assets, net of approximately $8.3 million, consist primarily of deferred financing costs related to the long-term Convertible Secured Notes financing and the CIT revolving line of credit (see Note 6). The deferred financing costs are being amortized using the effective interest method over the term of the respective financing arrangements. Amortization expense related to deferred financing costs was $0.0 million and $1.4 million respectively, for the thirteen and thirty-nine weeks ended November 25, 2006. Amortization expense related to deferred financing costs was $0.4 million and $0.5 million respectively, for the thirteen and thirty-nine weeks ended November 26, 2005.

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

Accounting for Derivative Instruments: We have issued and have outstanding convertible debt and warrants related to the convertible debt with embedded derivative features which we have analyzed in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company’s Own Stock, to determine if these instruments have embedded derivatives that must be bifurcated. Under EITF No. 00-19, the estimated value of such embedded derivatives is recorded as a compound derivative liability utilizing an appropriate valuation model (with an offsetting debt discount that is amortized over the term of the convertible notes). Such liability is marked-to-market and adjusted to fair value at each reporting date with the change in fair value being recorded to other income (expense) in the period of the change. The warrants are not required to be accounted for as a liability. They are accounted for under EITF 98-5 as further described in Note 6.

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

Recent Accounting Pronouncements

In September 2006, the staff of the FASB issued Staff Position Aug Air-1, Accounting for Planned Major Maintenance Activities (“FSP”). The FSP amends Accounting Principles Board Opinion No, 28, “Interim Financial Reporting” (“APB 28”), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company does have a planned major maintenance activity associated with its annual or semi-annual plant shutdowns. While early application is permitted, the provisions of the FSP are effective for the Company beginning March 1, 2007. The guidance in the FSP shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. Management is currently evaluating the impact of adopting the FSP on the Company’s financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for the Company after November 15, 2006. Although management is currently evaluating the impact of adopting SAB 108, we do not believe that the adoption of SAB 108 will have a material impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning March 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for the Company beginning March 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the Company’s financial position and results of operations.

As of March 1, 2006, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share Based Payment. Prior to the adoption of SFAS No. 123 (R), we recognized and measured the share-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The adoption of SFAS No. 123 (R) did not have a material impact on the results of operations for the thirty-nine weeks ended November 25, 2006. See Note 9 to the unaudited consolidated financial statements of Ascendia for the thirty-nine weeks ended November 25, 2006 for more information regarding our adoption of SFAS No. 123 (R).

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Early adoption is permitted for instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not believe that the adoption of this Statement in fiscal 2008 will have a material impact on the Company’s consolidated financial position or results of operations.

THIRTEEN WEEKS ENDED NOVEMBER 25, 2006 COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 26, 2005

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

REVENUES

Consolidated net revenues for the thirteen weeks ended November 25, 2006 increased $6.2 million (33.6%) when compared to net revenues for the thirteen weeks ended November 26, 2005. This quarter’s revenue was favorably impacted by the Company’s acquisition of the former Playtex Brands, which contributed $9.3 million in net revenue during the current quarter, as compared to $1.3 million in the prior year quarter.

U.S. revenues from the core Lander branded products decreased during the quarter by $1.4 million, primarily related to the strategic shift to premium value higher margin products and the planned decline of extreme value products. Sales of Lander Premium Value products, which include Lander Kids 1.5 liter bubble bath and Lander Essential Bath Products, increased by $0.8 million. Net revenues of extreme value products (i.e. those retailing for $1.00) and private label products decreased by $2.2 million versus the same period in the prior year.

Net sales derived from Lander Canada decreased by $0.4 million (10.6%) this quarter versus the same period last year. There was a decrease in extreme value products of $0.6 million, consistent with the trends previously discussed for the U.S. market. This decrease was partially offset by a positive impact from exchange rate gains of $0.2 million.

Net sales for the WAD division are not material for the thirteen weeks ended November 25, 2006 and November 26, 2005.

GROSS PROFIT

Consolidated gross profit increased to $3.8 million for the thirteen weeks ended November 25, 2006 compared to $1.6 million for the thirteen weeks ended November 26, 2005. As percentage of net sales, consolidated gross profit was 15.4% and 8.9%, respectively for the thirteen weeks ended November 25, 2006 and November 26, 2005. The current quarter gross margin percentage and gross margin were favorably impacted by the Company’s acquisition of the former Playtex brands which contributed an incremental $3.1 million to gross profit ($3.3 million in the current quarter compared to $0.2 million in prior year quarter). The current quarter was impacted by an additional $0.2 million inventory obsolescence reserve established primarily against the acquired Playtex products. The strategic shift to higher margin products partially offset increased material costs and decreased factory utilization compared to prior year.

Gross profit for the Company’s WAD division was not material for the thirteen weeks ended November 25, 2006 and November 26, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5.4 million for the thirteen weeks ended November 25, 2006 compared to $4.2 million for the thirteen weeks ended November 26, 2005. The increase of $1.2 million is mainly attributable to factors associated with company’s acquisition of the Playtex brands in November 2005. The Playtex asset acquisition accounts for the increase specifically, $0.7 million relating to the amortization of intangibles assets and $0.5 million in increased sales and marketing expenses.

OTHER INCOME (EXPENSE)

Interest expense on funded debt was $2.3 million for the thirteen weeks ended November 25, 2006 compared to $0.4 million for the thirteen weeks ended November 26, 2005. The increase of $1.9 million over the thirteen weeks ended November 26, 2005 is primarily due to both the $80 million Bridge Loan used to fund the Playtex asset acquisition and the convertible notes totaling $91.0 million issued on August 2, 2006.

The issuance of the Convertible Notes on August 2, 2006, triggered the establishment of warrant derivatives, a compound derivative liability, a debt discount and deferred finance fees. This produced an overall result of other income of $12.5 million. No similar amounts relate to the thirteen weeks ended November 26, 2005.

Other income (expense) consists of the following:

($000’s) Thirteen weeks ended November 25, 2006

Interest on debt	$(2,323)
Amortization of debt discount and finance fees	(1,232)
Gain on revaluation of compound derivative liability	16,203
Other expense	(163)
Total other income	$12,485

THIRTY-NINE WEEKS ENDED NOVEMBER 25, 2006 COMPARED TO THE THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005

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

REVENUES

Consolidated net revenues for the thirty-nine weeks ended November 25, 2006 increased $21.3 million (40.5%) when compared to net revenues for the thirty-nine weeks ended November 26, 2005. This volume was favorably impacted by the Company’s acquisition of the former Playtex Brands, which contributed $28.2 million in net revenue during the current thirty-nine week period, as compared to $1.3 million in the prior year.

U.S. revenues from the core Lander branded products decreased during the thirty-nine week period by $4.4 million, primarily related to the strategic shift to premium value higher margin products and the planned decline of extreme value products. Sales of Lander Premium Value products, which include Lander Kids 1.5 liter bubble bath and Lander Essential Bath Products, increased by $2.6 million, partially offset by a decrease of $1.8 million in Lander 64 ounce Adult Bubble Bath attributable to a prior year promotion at a major retailer. Net revenues of extreme value products (i.e. those retailing for $1.00) and private label products decreased by $7.0 million versus prior year.

Net sales derived from Lander Canada decreased by $1.2 million (10.5%) in the thirty-nine week period versus the same period last year. There was a decrease in extreme value products of $2.0 million, consistent with the trends previously discussed for the U.S. market. This decrease was partially offset by a positive impact from exchange rate gains of $0.8 million.

Net sales for WAD division are not material for the thirty-nine weeks ended November 25, 2006 and November 26, 2005.

GROSS PROFIT

Consolidated gross profit increased to $13.0 million for the thirty-nine weeks ended November 25, 2006 compared to $4.0 million for the thirty-nine weeks ended November 26, 2005. As percentage of net sales, consolidated gross profit was 17.6% and 7.5%, respectively for the thirty-nine weeks ended November 25, 2006 and November 26, 2005. The current year gross margin percentage and the total gross margin were favorably impacted by the Company’s acquisition of the former Playtex brands which contributed an incremental $10.3 million to gross profit ($10.5 million in the current thirty-nine weeks compared to $0.2 million in prior year thirty-nine weeks). The current year was impacted by the additional $0.9 million inventory obsolescence reserve primarily established against acquired Playtex products. The strategic shift to higher margin products partially offset increased material costs and decreased factory utilization compared to prior year.

Gross profit for the Company’s WAD division was not material for the thirty-nine weeks ended November 25, 2006 and November 26, 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $16.0 million for the thirty-nine weeks ended November 25, 2006 compared to $10.5 million for the thirty-nine weeks ended November 26, 2005. The increase of $5.5 is mainly attributable to factors associated with company’s acquisition of the Playtex brands in November 2005 and the May 2005 merger with Cenuco. The Playtex asset acquisition accounts for $4.0 million of the increase specifically, $2.2 million relating to the amortization of intangibles assets, $1.5 million in increased sales and marketing expenses and $0.3 million for additional patent and registration costs. An increase of $0.7 million primarily for incremental salary, benefits and professional fees associated with being a public entity. The balance of the increase of $0.8 million relates to the Company’s WAD division in which $0.3 million is attributed to the amortization of intangibles assets and remaining $0.5 million for increased general operating expenses as compared to prior year.

OTHER INCOME (EXPENSE)

Interest expense on funded debt was $7.9 million for the thirty-nine weeks ended November 25, 2006 compared to $1.0 million for the thirty-nine weeks ended November 26, 2005. The increase of $6.9 million over the thirty-nine weeks ended November 26, 2005 is primarily due to both the $80 million Bridge Loan used to fund the Playtex asset acquisition and the convertible notes totaling $91.0 million issued on August 2, 2006. $84.1 million of gross proceeds from the convertible notes was used to pay down the Bridge Loan plus accrued interest.

The issuance of the Convertible Notes on August 2, 2006, triggered the establishment of warrant derivatives, a compound derivative liability, a debt discount and deferred finance fees. This produced an overall result of other income of $9.8 million. No similar amounts relate to the thirty-nine weeks ended November 26, 2005.

Other income (expense) consists of the following:

($000’s) Thirty-nine weeks ended November 25, 2006

Interest on debt	$(7,925)
Loss on issuance of debt	(6,872)
Amortization of debt discount and finance fees	(2,793)
Gain on revaluation of compound derivative liability	27,405
Other expense	(15)
Total other income	$9,800

OTHER FINANCIAL ITEMS

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt consists of the following:

($000’s)

	NOVEMBER 25,	FEBRUARY 28,
	2006	2006
Bridge loan	$—	$80,000
Convertible secured notes	91,159	—
Debt discount	(89,605)	—
Compound derivative liability	59,019	—
Revolving line of credit	10,397	—
Capital leases	—	32
	70,970	80,032
Less current portion	—	32

Total	$70,970	$80,000

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

The Notes have a term of 10 years (subject to the put and call rights described below) and bear interest at the rate of 9.0 % per annum. During the first six months of the term, Ascendia has the option to defer payment of interest. As a result, the Company elected to defer $2.6 million of interest as of November 25, 2006 on the Notes. In the event of Ascendia making an acquisition in the consumer products area that shall in form and substance be satisfactory to a majority of the holders of the Notes (an “Approved Acquisition”), it may elect to defer and add to principal on the Notes interest payments otherwise due over the balance of the term of the Notes. Upon the consummation of such an Approved Acquisition, Ascendia also has the right to redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15%. In addition, at any time after the fifth anniversary of the issuance of the Notes (August 2, 2011), Ascendia has the right to redeem, or any holder may require the Company to redeem, all or any portion of the balance outstanding under the Notes at a premium of 5% (the “5 Year Put Option”).

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, Ascendia also issued certain warrants (the “Series A Warrants”) entitling the lender to purchase 3,053,358 shares of its common stock at an exercise price of $2.10. In addition, Ascendia committed to the issuance of certain warrants (the “Series B Warrants”) entitling the lender to purchase shares of its common stock under terms that are contingent upon the balance outstanding on the Notes at the earlier to occur of an Approved Acquisition or February 28, 2007. If the balance outstanding under the Notes on such date is greater or less than $61.0 million, Ascendia is required to issue to Prencen up to 3,000,000 Series B Warrants, at an exercise price of $1.15. In the event the balance outstanding under the Notes is $61.0 million, no Series B Warrants are required to be issued.

Any portion of the balance due under the Notes is convertible at any time, at the option of the holders(s), into the common stock of Ascendia at a price of $1.75 per share (subject to certain ant-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders may not convert any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of common stock of Ascendia outstanding following such conversion (the “Conversion Option”). The Notes describe various events of default which include, but are not limited to (a) the failure to make effective by June 30, 2007, and keep effective thereafter a registration statement to register the shares underlying the conversion of the Notes and the exercise of the Series A and B Warrants and other shares (the “Registration Statement”), (b) the suspension in trading of the Company’s stock for a defined period, (c) the failure to timely issue shares in response to a conversion notice received from a Note holder, and (d) the failure to have available sufficient authorized shares to enable the conversion of the Notes. In the event of a default, the holders of the Notes may require the Company to redeem the Notes at the greater of a 25% premium, or the value of the shares underlying the conversion of such Notes at the time of the event of default (determined by reference to a definition of a maximum share price). In the event of a Change in Control of the Company (as defined), the holders of the Notes will have the right (the “Change in Control Put”), for a period of 20 days subsequent to the receipt of notice of the Change in Control, to require the Company to redeem the Notes at the greater of a 20% premium, or the value of the shares underlying the conversion of such Notes at the time of the change in control (determined by reference to a definition of a maximum share price). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with the Change in Control Put (collectively the “Compound Derivative”) have been bifurcated as derivatives required to be accounted for separately under FASB Statement No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

In the event the Registration Statement is not timely filed (by October 2, 2006, later extended to October 10, 2006 and then to November 10, 2006 and subsequently extended to June 30, 2007), or made effective or maintained effective (as described above) the holders of the Notes are also entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30-day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that the Company fails to timely issue shares in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants will be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery is not provided.

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

Accounting for Issuance of Convertible Secured Notes

Consideration received from the issuance of the Notes ($87.3 million net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending, was allocated to the Series A and B Warrants and the Notes based on the relative fair value of each. The resulting $7.7 million value attributed to the Series A and B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($79.6 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the Compound Derivative discussed above (amounting to $86.4 million as of August 2, 2006). The $6.8 million excess of the estimated fair value of the liability of $86.4 million over the allocation to the discount on the Notes of $79.6 million was recorded as a loss on the issuance of the Notes. The debt issuance discount (totaling $91.0 million) and the cash and other deferred finance costs associated with the issuance of the Notes (totaling $6.8 million), are being amortized to interest expense under the interest method over the 5-year period to the date that the 5 Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the 5 Year Put Option ($4.6 million) is being accreted over the same 5-year period, also under the interest method, as an increase to interest expense and the recorded value of the Notes. Such amortization and accretion amounted to $1.4 million in the current period and $1.8 million since inception. Given the significant initial issuance discount recorded on the Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the 5 years than the latter.

The liability recorded for the Compound Derivative will be adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the Compound Derivative liability was adjusted to $59.0 million as of November 25, 2006, resulting in a decrease to interest and other expense of $16.2 million for the thirteen weeks ended November 25, 2006.

Subsequent Restructuring of Convertible Secured Notes

On December 30, 2006 the Company entered into an agreement (the “Note Amendment Agreement”) with Prencen Lending and Prencen, amending certain terms and conditions of the Notes described above.

As amended, the Notes (the “Amended Notes”) have a term of 10 years from the date of the Note Amendment Agreement (subject to certain put and call rights described below) and will bear interest at the rate of 9 percent per annum, subject to increase to up to 13% upon the nonoccurrence of certain specified events, provided that, for the period ending March 31 2007, the Company has the option to accrue and capitalize interest. If the Company consummates an acquisition, as defined in the Amended Notes (the “Acquisition”), it may elect to continue to defer and capitalize interest on the then-outstanding balance of the Amended Notes.

Any portion of the balance due under the Amended Notes is convertible at any time, at the option of the holders(s), into the Company’s Common Stock (the “Conversion Shares”) at a price of $0.42 per share (subject to certain anti-dilution adjustments), provided that the holders may not convert any amounts due under the Amended Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively beneficially own more than 9.99 percent of the aggregate number of shares of the Company’s Common Stock outstanding following such conversion. The Company may require the exchange of up to $40 million in principal amount of the Amended Notes for shares of a newly created series of preferred stock on terms acceptable to the Company and Prencen Lending, at a premium of 15 percent, if necessary to maintain the Registrant’s stockholders’ equity at the level required pursuant to the continued listing standards of the American Stock Exchange, on which the Company’s Common Stock is listed.

At any time after the eighth anniversary of the Note Amendment Agreement, the Company or any holder may redeem all or any portion of the balance outstanding under the Amended Notes at a premium of 7 percent. The Amended Notes are redeemable by the holder(s) at any time upon the occurrence of an event of default or a change in control of the Company (as defined in the Amended Notes), at premiums of 25 and 20 percent, respectively. In addition, upon the consummation of an Acquisition, the Company may redeem up to $10 million in principal amount of the Amended Notes at a premium of 15 percent, and $10 million in principal amount of the Amended Notes at a premium to be mutually agreed between the parties.

The Amended Notes rank as senior secured indebtedness of the Company, are secured by liens on all of the Company’s and its subsidiaries’ assets and are guaranteed by all of the Company’s subsidiaries, subject to a first priority lien on the Company’s U.S. inventory and accounts receivable to secure an existing revolving credit facility of $13 million.

In connection with the amendment to the Note, Prencen Lending agreed to waive certain defaults arising under the Notes relating to the payment of accrued interest due December 31, 2006, waive compliance with certain financial covenants through the end of the Compnay’s current fiscal year, and to defer until June 30, 2007 the requirement to file a registration statement with respect to shares of the Company’s Common Stock issuable upon conversion of the Amended Note. In addition, the parties agreed to defer until February 28, 2007 the date for determining the number of shares of the Company’s Common Stock that may be issued upon the exercise of the Series B Warrants held by Prencen Lending, and the exercise price of such Series B Warrants.

In addition, on December 27, 2006, the Company entered into a Second Amended and Restated Registration Rights Agreement in favor of Prencen and Prencen Lending to provide registration rights with respect to the Conversion Shares, the Preferred Stock issued to Prencen and the Common Stock into which the Preferred Stock may be converted. Under the Registration Rights Agreement, the Company is required to file a registration statement with respect to the registrable securities by June 30, 2007 and to use its best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days after the filing deadline if the registration statement is subject to a review by the Commission).

The Company is in the process of determining the accounting for the restructuring of the Convertible Secured Notes to be reflected in the quarter ending February 28, 2007.

Revolver

On August 3, 2006, the Company closed on a revolving line of credit with a major financial institution for a $13.0 million three year facility. This facility was used to fund approximately $5.6 million of the above noted cash costs associated with the Long-Term Financing and approximately $0.1 million in expenses associated with this facility. In addition, another $0.9 million was drawn from the facility, which along with the $2.7 million in net proceeds from the issuance of the Notes was used to redeem certain shares of the Company’s Series A Preferred Stock from MarNan LLC and Dana Holdings LLC (see Note 12). The remainder of availability under the facility is being used for working capital and general corporate purposes and as of November 25, 2006 there was availability of $2.6 million. The facility is secured with the Company’s United States accounts receivable and inventory

The Revolver contains the following key provisions:

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

At November 25, 2006 Ascendia had cash and cash equivalents of $0.8 million plus $2.6 million of availability from the committed revolver . Management believes this and other available financing sources provide Ascendia with sufficient operating liquidity for at least the next 12 months.

Cash Flow – Thirty-nine Weeks Ended November 25, 2006 and November 26, 2005

Net cash used in operating activities was ($2.7) million and ($17.1) million, respectively for the thirty-nine weeks ended November 25, 2006 and November 26, 2005. For the thirty-nine weeks ended November 25, 2006, the factors contributing to negative operating cash flow were a net income $6.8 million, less the net effect of non-cash income and expense items of ($9.2) million. Other assets and liabilities provided a net negative change of ($0.3) million and was attributable to accounts receivable of ($6.9) million, inventories $2.4 million, prepaid expenses and other $1.7 million, account payable and accrued expenses of $2.8 million and other assets or liabilities of ($0.3) million. For the thirty-nine weeks ended November 26, 2005, the major contributors to a negative operating cash flow of ($17.1) million were a net loss of ($5.1) million, the net negative change in operating assets and liabilities of ($11.7) million, and the net negative increase of non-cash items of ($0.3) million.

Net cash used in investing activities was ($1.7) million for the thirty-nine weeks ended November 25, 2006 compared to ($42.3) million for the thirty-nine weeks ended November 26, 2005. For the thirty-nine weeks ended November 25, 2006, the major activities consisted of acquisition costs of ($1.0) million and ($0.8) million for capital equipment purchases, less $0.1 million for proceeds from note receivable. For the thirty-nine weeks ended November 26, 2005, cash of $6.0 million was received as a result of the Merger on May 20, 2005 less ($48.3) million used to purchase intellectual property and capital equipment related to the Playtex asset acquisition.

Net cash provided by financing activities was $3.3 million for the thirty-nine weeks ended November 25, 2006 compared to $63.9 million for the thirty-nine weeks ended November 26, 2005. The majority of the activity for the thirty-nine weeks ended November 25, 2006 was related to the issue of convertible debt and the related financing costs, borrowings under the revolving line of credit, the liquidation of the Bridge Loan and the redemption of preferred stock. The major activity for the thirty-nine weeks ended November 26, 2005 relates to the funding of the $80.0 Bridge Loan less payments for the Company’s revolving line of credit, long-term debt, capital leases and finance costs.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to the Company. THGLLP also paid expenses on behalf of the Company. THGLLP invoiced the Company a total of approximately $36.0 thousand and $87.1 thousand respectively, for professional fees, facility usage and reimbursable expenses for the thirteen and thirty-nine weeks ended November 25, 2006 and $28.7 thousand and $287.6 thousand respectively, for the thirteen and thirty-nine weeks ended November 26, 2005. At November 26, 2006, and February 28, 2006, the Company owed THGLLP $22.2 thousand and $35.6 thousand, respectively for such amounts. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 96.875 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. MarNan owns approximately 39 percent of the Company’s Series A Preferred Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of the Board of Directors of the Company from May 20, 2005, is a Managing Member of ZVLLC. For the thirteen and thirty-nine weeks ended November 25, 2006, ZVLLC did not invoice the Company. For the thirteen and thirty-nine weeks ended November 26, 2005, ZVLLC invoiced the Company for $19.1 thousand. Effective May 20, 2005, the date of the Merger, ZVLLC ceased providing consulting services to the Company. No monies were due ZVLLC at November 25, 2006 and February 28, 2006.

Kenneth D. Taylor, a member of the Board of Directors of the Company since May 20, 2005, provided consulting services to the Company. For the thirteen and thirty-nine weeks ended November 25, 2006, Mr. Taylor did not invoice the Company. For the thirteen and thirty-nine weeks ended November 26, 2005 he invoiced the Company for $5.0 thousand. Effective May 20, 2005, the date of the Merger, he ceased providing consulting services to the Company. No monies were due Mr. Taylor at November 25, 2006 and February 28, 2006.

The Hermes Group LLC (THGLLC), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen and thirty-nine weeks ended November 25, 2006 and November 26, 2005, THGLLC invoiced the Company and its subsidiaries for $110.0 thousand, $343.6 thousand, $118.7 thousand and $237.4 thousand, respectively, as compensation for the provision of business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which is a 39% shareholder of the Series A Preferred Stock of the Company. As of November 25, 2006 and February 28, 2006, there was a balance due to THGLLC of $30.0 thousand and $6.9 thousand, respectively.

M2 Advisory Group LLC (M2AG), a limited liability company, provides investment banking, acquisition and corporate advisory services to the Company. For the thirteen and thirty-nine weeks ended November 25, 2006 M2AG invoiced the Company and its subsidiaries for $24.3 thousand and $45.1 thousand, respectively, as compensation for the provision of business advisory services. For the thirteen and thirty-nine weeks ended November 26, 2005, M2AG did not provide any services. Mark I. Massad is a member of M2AG and a member of MarNan LLC, which is a 39% shareholder of the Series A Preferred Stock of the Company. As of November 25, 2006 and February 28, 2006, there was a balance due to M2AG of $14.6 thousand and $0.0 thousand, respectively.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

Contractual Obligations

November 25, 2006	PAYMENTS DUE BY PERIOD
	(US$000’s)
CONTRACTUAL OBLIGATIONS		LESS THAN			MORE THAN
($)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt obligations (1)	$70,970	$—	—	70,970	—
Operating lease obligations	5,019	350	3,262	1,301	106
Purchase Obligations	3,148	3,148	—	—	—
Total	$79,137	$3,498	$3,262	$72,271	$106

(1)	(see Note 6 to the consolidated financial statements).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the thirteen week period ended November 25, 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of November 25, 2006 since we have not yet been able to test and evaluate the remediation of the material weaknesses discussed in Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K (“2006 Form 10-K”) for the year ended February 28, 2006 filed with the SEC on August 11, 2006.

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

The Company believes it has taken steps to remediate the material weaknesses identified above. Specifically, it has committed to retain technical advice when faced with complex valuation and accounting issues, requiring the prior approval of the audit committee of the Board. The Company is further committed to hiring a sufficient number of technically-qualified staff to ensure that all complex activity issues are properly addressed. The Company has taken steps to implement this remediation plan; however, it has not been fully implemented as of the end of the third quarter, and to the extent it has been implemented we have not yet been able to test and evaluate the new controls for operating effectiveness. Therefore, the Company is unable to conclude that the material weakness has been fully remediated.

Management is committed to the execution of this remediation plan and the implementation of the necessary enhancements to ensure strict compliance. We will continue to monitor the improvements in the internal control over purchase accounting and impairment testing to ensure the remediation of these material weaknesses. We anticipate completing these remediation activities by the end of the fourth quarter of fiscal 2007.

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

For the thirteen and thirty-nine weeks ended November 25, 2006, Ascendia Brands’ top five customers accounted for approximately 49 percent and 50 percent respectively, of net sales, with one customer (Wal-Mart) accounting for 34 percent and 36 percent respectively. We expect that for the year ending February 28, 2007 and future periods, Ascendia Brands’ top five customers, including Wal-Mart and Dollar Tree, will, in the aggregate, continue to account for a significant portion of our gross sales. The loss of one or more of Ascendia Brands’ top customers, any significant decrease in sales to these customers or any significant decrease in retail display space in any of these customers’ stores, could reduce Ascendia Brands’ gross sales and therefore could have a material adverse effect on our sales, operating results and profitability.

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

The Company must maintain sufficient stockholders’ equity to continue its listing on The American Stock Exchange. As a result of experiencing continuing losses, additional equity capital may be required to maintain sufficient net worth. As of November 25, 2006, stockholders’ equity is approximately $20.5 million, which is above the minimum required of $6.0 million for companies with sustained losses from continuing operations and/or net losses in its five most recent fiscal years.

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

Date: January 10, 2007