Form 10-Q/A
period 2005-05-28
ASCENDIA BRANDS, INC.
filed 2007-06-11
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 2
                         (Original filed July 18, 2005)
                    (Amendment NO. 1 filed October 11, 2005)


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the fiscal thirteen weeks ended May 28, 2005


                        Commission File Number: 033-25900


                              ASCENDIA BRANDS, INC.
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No __


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


On May 31, 2007, the issuer had outstanding 41,779,840 shares of common stock, $.001 par value per share.

                     ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       QUARTERLY PERIOD ENDED MAY 28, 2005

                                      INDEX
                                                                            PAGE
PART I.  Financial Information - Revised

    Item 1 - Financial Statements ..........................................   4

         Report of Independent Registered Public Accounting Firm ...........   4

         Consolidated Balance Sheets (Unaudited)
         As of May 28, 2005 and February 28, 2005 ..........................   5

         Consolidated Statements of Operations (Unaudited)
         For the Thirteen Weeks ended May 28, 2005 and May 29, 2004 ........   6

         Consolidated Statement of Stockholders'/Members' Equity (Deficit)
         (Unaudited) For the Thirteen Weeks ended May 28, 2005 .............   7

         Consolidated Statements of Cash Flows (Unaudited)
         For the Thirteen Weeks ended May 28, 2005 and May 29, 2004 ........   8

         Notes to Consolidated Financial Statements ........................   9

    Item 2 - Management's Discussion and Analysis And
             Results of Operations .........................................  29

    Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk .............................................  43

    Item 4 - Controls and Procedures .......................................  43

PART II. OTHER INFORMATION

    Item 1 - Legal Proceedings .............................................  44

    Item 6 - Exhibits ......................................................  44

Signatures .................................................................  45



                                EXPLANATORY NOTE

This amendment to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 28, 2005 ("First Quarter Form 10-Q/A") initially file on July 18, 2005 and first amended on October 11, 2005 reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the thirteen weeks ended May 28, 2005 and May 29, 2004. The restatement relates to the following adjustments:

1. To correct an error in the initial purchase price allocation to identifiable intangible assets in connection with the May 20, 2005 Merger ("the Merger").

2. To revise the purchase price paid in connection with the Merger to correctly comply with the provisions of SFAS 141 and EITF 99-12. The revised purchase price reflects the use of the market value of the Company's stock based on March 16, 2005, the date of the Merger Agreement and announcement instead of May 20, 2005, the effective date of the Merger.

This increases the purchase price and the amount of goodwill by $18,700,756. In the fourth quarter of the fiscal year ended February 28, 2006, The Company determined that there was an impairment of the goodwill with respect to this reporting unit. As such, the impairment loss recorded in the fourth quarter for the fiscal year ended February 28, 2006 will be increased by $18,700,756 and will be reflected in the amended Form 10-K for the fiscal year ended February 28, 2006.

3. To reflect transaction costs of $375,000 related to the Merger. This amount was accrued and paid in the quarter ended August 26, 2005. This amended filing reflects the $375,000 as an accrual and as an addition to goodwill as of May 28, 2005.

Further information on the effect of the restatement on the Company's Consolidated Financial Statements is discussed in Note 1 to such financial statements included in Item 1 of Part I of this First Quarter Form 10-Q/A.

This First Quarter Form 10-Q/A is being filed for purposes of amending the previously amended Quarterly Report on Form 10-Q for the thirteen weeks ended May 28, 2005 ("First Quarter Form 10-Q") of the Company, which was filed on October 11, 2005, and provides information about the financial results for the thirteen weeks ended May 28, 2005 (as restated as described above) and May 29, 2004. The following items have been amended as a result of the restatement:

      o  Part I - Item 1 - Consolidated Financial Statements (unaudited)

      o Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      o  Part I - Item 4 - Controls and Procedures

The Company has supplemented Item 6 of Part II to include current certifications of the Company's chief executive officer and chief financial officer pursuant to the Securities Exchange Act of 1934, as amended, filed as Exhibits 31.1, 31.2 and 32 to this First Quarter Form 10-Q/A.

The financial information that is included in this First Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement is only related to the thirteen weeks ended May 28, 2005. All amounts included in this report as of and for the thirteen weeks ended May 29, 2004 and as of February 28, 2005 are not affected by the restatement. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Information in this First Quarter Form 10-Q/A is generally stated as of May 28, 2005 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this First Quarter Form 10-Q/A have been revised to reflect events and developments subsequent to May 28, 2005.

With the filing of this First Quarter Form 10-Q/A, the Company has amended the First Quarter Form 10-Q. Accordingly, the Company's Consolidated Financial Statements for the thirteen and twenty-six weeks ended May 28, 2005 and the related financial information contained in the First Quarter Form 10-Q should no longer be relied upon.

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS - RESTATED


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

By: /s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey
October 10, 2005

                     ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                (Restated)
                                               May 28, 2005    February 28, 2005
                                               ------------    -----------------
ASSETS
------
Current Assets:
Cash and cash equivalents ..................   $  5,351,348       $     31,763
Trade receivables, net of allowance for
 doubtful accounts of $633,699 at May 28,
 2005 and $547,306 at February 28, 2005 ....      9,001,428          8,002,867
Notes receivable, current portion ..........        115,925                  -
Inventories ................................      9,048,334          8,725,952
Prepaid expenses and other .................      1,372,511            564,617
                                               ------------       ------------
Total current assets .......................     24,889,546         17,325,199
Property, plant and equipment - net ........      5,902,966          6,017,533
Goodwill ...................................     49,675,436                  -
Intangibles - net ..........................      8,000,000                  -
Notes receivable, less current portion .....        584,075                  -
Other assets, net ..........................        610,645            692,817
                                               ------------       ------------
Total assets ...............................   $ 89,662,668       $ 24,035,549
                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
Accounts payable ...........................   $ 11,570,999       $ 10,541,956
Accrued expenses ...........................      3,362,264          2,845,485
Current portion of long-tem debt ...........     11,073,187          8,929,540
                                               ------------       ------------
Total current liabilities ..................     26,006,450         22,316,981
Long-term debt, less current portion .......      6,696,167          6,875,296
Long-term pension obligation ...............        658,600            673,328
Other liabilities ..........................        223,358                  -
                                               ------------       ------------
Total liabilities ..........................     33,584,575         29,865,605

Stockholders' equity:
Preferred stock, par value $.001 per share;
 Authorized 1,000,000 shares; issued
 2,553.6746 shares at May 28, 2005;
 no shares issued at February 28, 2005 .....              3                  -
Common stock, par value $.001 per share;
 Authorized 25,000,000 shares; issued
 13,750,556 shares at May 28, 2005;
 no shares issued at February 28, 2005 .....         13,751                  -
Additional paid in capital .................     56,476,485                  -
Accumulated deficit ........................       (294,496)                 -
Members' contribution ......................              -              2,000
Accumulated members' loss ..................              -         (5,707,597)
Accumulated comprehensive loss .............       (117,650)          (124,459)
                                               ------------       ------------
Total stockholders' equity (deficit) .......     56,078,093         (5,830,056)

                                               ------------       ------------
Total liabilities and stockholders' equity .   $ 89,662,668       $ 24,035,549
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


                            Ascendia Brands, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                          For the thirteen weeks ended May 28, 2005



                         Series A                                 Restated        Restated
                         Preferred                                Additional     Accumulated
                           Stock            Common Stock           Paid-In      Stockholders'
                       Shares     $       Shares         $         Capital         Deficit
                       -------    --    ----------    -------    -----------    -------------
BALANCE AT
FEBRUARY 28, 2005 ....       -    $-             -    $     -    $         -      $       -


Other Comprehensive
Loss:

Foreign currency
translation ..........       -     -             -          -              -              -

Net loss to date of
recapitalization and
Merger ...............       -     -             -          -              -              -

Net loss subsequent
to Merger ............       -     -             -          -              -       (294,496)

Total Comprehensive
Loss:

Conversion from
LLC to Corporation ... 2,553.7     3             -          -     (7,541,591)             -

Reverse acquisition
of Cenuco, Inc. ......       -     -    13,750,556     13,751     64,018,076              -
                       -------    --    ----------    -------    -----------      ---------

BALANCE AT
MAY 28, 2005 ......... 2,553.7    $3    13,750,556    $13,751    $56,476,485      $(294,496)
                       =======    ==    ==========    =======    ===========      =========

                                                                                  continued
                 See accompanying notes to consolidated financial statements.

                                              7A

                            Ascendia Brands, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                          For the thirteen weeks ended May 28, 2005
                                          continued
                                                                                Restated
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
                                                                              ------------

Other Comprehensive
Loss:

Foreign currency
translation ..........          -                   -            6,809               6,809

Net loss to date of
recapitalization and
Merger ...............          -          (1,833,994)               -          (1,833,994)

Net loss subsequent
to Merger ............          -                   -                -            (294,496)
                                                                              ------------
Total Comprehensive
Loss: ................                                                          (2,121,681)
                                                                              ------------
Conversion from
LLC to Corporation ...          -           7,541,591                -                   3

Reverse acquisition
of Cenuco, Inc. ......     (2,000)                  -                -          64,029,827
                          -------         -----------        ---------        ------------

BALANCE AT
MAY 28, 2005 .........    $     -         $         -        $(117,650)       $ 56,078,093
                          =======         ===========        =========        ============


                 See accompanying notes to consolidated financial statements.

                                              7B

                            ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                                                 FOR THE THIRTEEN WEEKS ENDED
                                                                 May 28, 2005    May 29, 2004
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................    $(2,128,490)    $  (322,643)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization ...............................        240,121         278,265
Provision for bad debts .....................................         57,032          21,598
Amortization of deferred financing costs ....................         50,546          31,275
Changes in operating assets and liabilities:
  Accounts receivable .......................................     (1,000,178)        395,231
  Inventories ...............................................       (300,743)       (726,592)
  Prepaid expenses  and other ...............................       (362,272)       (117,797)
  Other assets ..............................................         23,358          12,679
  Accounts payable ..........................................        930,095        (482,348)
  Accrued expenses ..........................................        (35,573)        (36,824)
  Long-term pension obligations .............................        (14,728)         (4,568)
                                                                 -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES .......................     (2,540,832)       (951,724)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in cash from reverse acquisition of Cenuco ...      6,002,607               -
  Proceeds from Note Receivable .............................         29,123               -
  Deferred acquisition costs ................................       (103,468)              -
  Purchase of property, plant & equipment ...................        (14,172)       (152,171)
                                                                 -----------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........      5,914,090        (152,171)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line of credit .......................      2,147,253       1,284,408
  Deferred financing costs ..................................        (25,000)              -
  Repayments of long-term debt ..............................       (169,213)       (169,213)
  Repayments of capital leases ..............................        (13,522)        (16,083)
                                                                 -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      1,939,518       1,099,112
                                                                 -----------     -----------
Effect of exchange rates on cash ............................          6,809           4,783
                                                                 -----------     -----------
NET INCREASE IN CASH ........................................      5,319,585               -
Cash at beginning of period .................................         31,763           1,828
                                                                 -----------     -----------
CASH AT END OF PERIOD .......................................    $ 5,351,348     $     1,828
                                                                 ===========     ===========


Supplemental disclosures of cash flow information - restated:
  Cash paid for interest ....................................    $   233,261     $   196,556
  Reverse merger, excluding cash acquired (see Note 1):
    Estimated fair value of tangible assets acquired             $ 1,199,715     $         -
    Goodwill and identifiable intangible assets acquired          57,675,436               -
    Liabilities assumed                                             (473,590)              -
                                                                 -----------     -----------
    Net assets obtained in reverse merger transaction            $58,401,561     $         -
                                                                 ===========     ===========

                 See accompanying notes to consolidated financial statements.

                                              8

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

NOTE 1 - DESCRIPTON OF BUSINESS AND REORGANIZATION (Restated)
-------------------------------------------------------------

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

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco by HACI for a purchase price equivalent to the total market value of Cenuco stock outstanding at the date of announcement and agreement (March 16, 2005), plus the fair value of the options that automatically vested on the date of the Merger (for a total purchase price of approximately $64.4 million). The average closing stock price for the few days before, after and including March 16, 2005 was $4.58, for a total value of $63.0 million. The fair value of the options were $1.0 million. The capitalized transaction fees were $0.4 million. Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of Cenuco prior to the date of the Merger reflect the financial position and results of operations of HACI and HREI, with the results of operations of Cenuco being included commencing on May 20, 2005. Effective with the completion of the Merger Cenuco changed its fiscal year end to be the last day of February, consistent with HACI's prior fiscal year.

The financial statements have been restated to reflect the following adjustments:

1. To correct an error in the initial purchase price allocation to identifiable intangible assets in connection with the May 20, 2005 Merger ("the Merger").

2. To revise the purchase price paid in connection with the Merger to correctly comply with the provisions of SFAS 141 and EITF 99-12. The revised purchase price reflects the use of the market value of the Company's stock based on March 16, 2005, the date of the Merger Agreement and announcement instead of May 20, 2005, the effective date of the Merger.This increases the purchase price and the amount of goodwill by $18,700,756. In the fourth quarter of the fiscal year ended February 28, 2006, The Company determined that there was an impairment of the goodwill with respect to this reporting unit. As such, the impairment loss recorded in the fourth quarter for the fiscal year ended February 28, 2006 will be increased by $18,700,756 and will be reflected in the amended Form 10-K for the fiscal year ended February 28, 2006.

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

3. To reflect transaction costs of $375,000 related to the Merger. This amount was accrued and paid in the quarter ended August 26, 2005. This amended filing reflects the $375,000 as an accrual and as an addition to goodwill as of May 28, 2005.

The above noted revisions impacted the consolidated balance sheet and the consolidated statement of Stockholders' Equity at May 28, 2005. No amortization expense for identifiable intangible assets was recorded for the thirteen weeks ended May 28, 2005 and as such, the consolidated statement of operations and the consolidated statement of cash flows for the thirteen weeks ended May 28, 2005 were not revised.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has revised the estimated the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated fair value of the assets acquired less liabilities assumed is $64,404,448.

The allocation of Purchase Price is as follows:

                                                                    (Restated)
Cash and cash equivalents ....................................     $  6,002,887
Other current assets .........................................          496,526
                                                                   ------------
Total current assets .........................................        6,499,413
Property, plant, and equipment ...............................          111,382
Goodwill (revised)............................................       49,675,436
Intangibles (revised).........................................        8,000,000
Other Assets .................................................          591,807
                                                                   ------------
               Total assets acquired .........................       64,878,038
                                                                   ------------
               Total liabilities assumed .....................         (473,590)
                                                                   ------------
               Estimated fair value of net assets acquired ...     $ 64,404,448
                                                                   ============

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (Restated)
-----------------------------------------------------------------------------

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

Goodwill and Other Intangibles: As a result of the Merger (see Note 1), the Company recorded goodwill of $49,675,436 and purchased software of $8,000,000. Goodwill represents the excess of cost over the fair value of net assets acquired. SFAS 142, "Goodwill and Other Intangible Assets", requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment.

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

NOTE 3 - INVENTORIES
--------------------

Inventory consists of the following:

                                             MAY 28, 2005      FEBRUARY 28, 2005
Raw materials ........................        $3,389,007           $2,900,803
Finished goods .......................         5,659,327            5,825,149
                                              ----------           ----------

                                              $9,048,334           $8,725,952
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
                                             ===========          ===========

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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
                                                    ===========     ===========     ===========

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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
                =======                                  =======

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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
                                               ===========           =========

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

NOTE 11 - SEGMENT INFORMATION AS OF AND FOR THE THIRTEEN WEEKS ENDED
          MAY 28, 2005
--------------------------------------------------------------------

DIVISION                    HBC              WAD             TOTAL
                            ---              ---             -----

Revenues                $17,347,747      $     3,314      $17,351,062
Operating loss           (1,588,019)         (63,229)      (1,651,248)
Net loss                 (2,065,861)         (62,629)      (2,128,490)

Assets (restated)       $25,314,080      $64,348,588      $89,662,668


GEOGRAPHIC                                                 Restated
                                                          LONG-LIVED
                                  REVENUES                  ASSETS
                                  --------                  ------

United States                    $11,480,889              $63,002,221
Canada                             3,729,740                  576,181
Other foreign countries            2,140,433                    -
                                 -----------              -----------
Total                            $17,351,062              $63,578,402
                                 ===========              ===========

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

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

NOTE 13 - SUPPLEMENTAL PRO FORMA INFORMATION - Restated
-------------------------------------------------------

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

                                            13 weeks ended        13 weeks ended
                                            May 28/June 30        May 29/June 30
                                                 2005                  2004
                                                 ----                  ----

Net sales ............................       $17,419,029            $17,600,763
Net loss .............................       $(2,924,057)           $(3,376,917)
Amortization of intangibles included
 in net loss (revised)................           400,000                400,000
Loss per common share- basic and
 diluted (revised)....................       $      (.21)           $      (.25)
Weighted average shares ..............        13,750,556             13,750,556

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
         Thirteen Weeks Ended May 28, 2005 and May 29, 2004 (Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Restated

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

The Company's most significant long-lived assets, exclusive of goodwill and other intangible assets, subject to these periodic assessments of recoverability are property, plant and equipment, which have a net book value of $5.9 million at May 28, 2005. Because the recoverability of property, plant and equipment is based on estimates of future undiscounted cash flows, these estimates may vary due to a number of factors, some of which may be outside of management's control. To the extent that the Company is unable to achieve management's forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over its fair value.

Goodwill: As a result of the Merger and reverse acquisition of assets (Note 1), the Company recorded Goodwill of $49,675,436. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company will perform the impairment test as required.

Other intangibles: As a result of the Merger and reverse acquisition of assets (Note 1), the Company acquired software for $8,000,000. These intangible assets will be amortized over the expected useful life.

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

ITEM 4.  CONTROLS AND PROCEDURES - Restated

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the thirteen week period ended May 28, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective in ensuring that all information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The above conclusion regarding the inadequacy of the Company's disclosure controls as of May 28, 2005 relates to a control deficiency in the application of purchase accounting for an acquisition completed during the first quarter of the current fiscal year, as fully described in Note 1 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q/A. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the thirteen week period ended May 28, 2005. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness in our internal controls and resulted in our disclosure controls being ineffective as of May 28, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management attributes the above noted material weakness substantially to lack of sufficient and appropriate internal expertise to evaluate the value attributable to the Merger with Cenuco, Inc. and the input provided to us from outside valuation experts used in our purchase accounting. Since May 28, 2005, we have made changes to our internal financial reporting group, which we believe will provide an effective remediation to the material weaknesses that existed as of May 28, 2005. We will continue to monitor the effectiveness of the control modifications and other financial reporting control areas that may require enhancement, and implement improvements as and when necessary.


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

Item 6.  Exhibits - Restated

         Exhibit 31.1 - Certification of Steven R. Scheyer filed herein

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


ASCENDIA BRANDS, INC.

By: Steven R. Scheyer, President & CEO

/s/ Steven R. Scheyer


By: John D. Wille, Executive Vice President and Chief Financial Officer

/s/ John D. Wille


Date: June 11, 2007