Form 10-Q/A
period 2005-08-27
ASCENDIA BRANDS, INC.
filed 2007-06-11
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO.2
                   (Amendment No. 1 filed September 15, 2006)
                        (Original filed October 17, 2005

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

PART I.  Financial Information - restated

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


                                EXPLANATORY NOTE

As discussed in Note 1 to the Company's financial statements included in Item 1 of Part 1 of this Second Quarter Form 10-Q/A, this amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended August 27, 2005 ("Second Quarter Form 10-Q/A") originally filed on October 17, 2005 and first amended on September 15, 2006 reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the thirteen and twenty-six weeks ended August 27, 2005. The restatement relates to the following adjustments:

1. To revise the purchase price paid in connection with the Merger to correctly comply with the provisions of SFAS 141 and EITF 99-12. The revised purchase price reflects the use of the market value of the Company's stock based on March 16, 2005, the date of the Merger Agreement and announcement instead of May 20, 2005, the effective date of the Merger.This increases the purchase price and the amount of goodwill by $18,700,756. In the fourth quarter of the fiscal year ended February 28, 2006, The Company determined that there was an impairment of the goodwill with respect to this reporting unit. As such, the impairment loss recorded in the fourth quarter for the fiscal year ended February 28, 2006 will be increased by $18,700,756 and will be reflected in the amended Form 10-K for the fiscal year ended February 28, 2006.

2. As discussed in Note 11, to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $364,149. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss by $364,149 to $2,869,286 for purposes of calculating earnings per share.

3.As discussed in Note 3 to the financial statements, to reclassify amortization expense of $437,173 with respect to indentifiable intangible assets from selling, general and administrative expense to cost of goods sold.

This Second Quarter Form 10-Q/A is being filed for purposes of amending the Quarterly Report on Form 10-Q for the thirteen and twenty-six weeks ended August 27, 2005 ("Second Quarter Form 10-Q") of the Company, which was originally filed on October 17, 2005 and subsequently amended on September 15, 2006, and provides information about the financial results forthe thirteen and twenty-six weeks ended August 27, 2005 (as restated as described above) and August 28, 2004. The following items have been amended as a result of the restatement:

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

Part I.  Financial Information - Restated

ITEM 1.  FINANCIAL STATEMENTS

                     ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  August 27,       February 28,
                                                     2005              2005
                                                 ------------      ------------
                                                  (Restated)
ASSETS
Current Assets:
Cash and cash equivalents ..................     $    431,078      $     31,763
Trade receivables, net of allowance for
 doubtful accounts of $593,880 at August 27,
 2005 and $547,306 at February 28, 2005 ....        8,313,036         8,002,867
Notes receivable, current portion ..........          118,954                 -
Inventories ................................        7,385,019         8,725,952
Prepaid expenses and other .................        1,069,973           564,617
                                                 ------------      ------------
Total current assets .......................       17,318,060        17,325,199
Property, plant and equipment - net ........        5,799,308         6,017,533
Goodwill ...................................       49,675,436                 -
Intangibles - net ..........................        7,562,827                 -
Notes receivable, less current portion .....          559,655                 -
Other assets, net ..........................        1,159,601           692,817
                                                 ------------      ------------
Total assets ...............................     $ 82,074,887      $ 24,035,549
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable ...........................     $ 10,667,927      $ 10,541,956
Accrued expenses ...........................        3,009,803         2,845,485
Current portion of long-term debt ..........        7,315,945         8,929,540
                                                 ------------      ------------
Total current liabilities ..................       20,993,675        22,316,981
Long-term debt, less current portion .......        6,509,982         6,875,296
Long-term pension obligation ...............          731,361           673,328
Other liabilities ..........................          224,601                 -
                                                 ------------      ------------
Total liabilities ..........................       28,459,619        29,865,605

Stockholders' equity:

Preferred stock, par value $.001 per share;
 Authorized 1,000,000 shares; issued
 2,553.6746 shares at August 27, 2005;
 no shares issued at February 28, 2005 .....                3                 -
Common stock, par value $.001 per share;
 Authorized 25,000,000 shares; issued
 13,826,556 shares at August 27, 2005;
 no shares issued at February 28, 2005 .....           13,827                 -
Additional paid in capital .................       56,916,558                 -
Accumulated deficit ........................       (3,163,782)                -
Members' contribution ......................                -             2,000
Accumulated members' loss ..................                -        (5,707,597)
Accumulated comprehensive loss .............         (151,338)         (124,459)
                                                 ------------      ------------
Total stockholders' equity (deficit) .......       53,615,268        (5,830,056)

                                                 ------------      ------------
Total liabilities and stockholders' equity .     $ 82,074,887      $ 24,035,549
                                                 ============      ============

           See accompanying notes to consolidated financial statements

                                   ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                      Thirteen weeks ended         Twenty-six weeks ended
                                                  Aug 27, 2005   Aug 28, 2004   Aug 27, 2005   Aug 28, 2004
                                                  ------------   ------------   ------------   ------------
                                                   (Restated)                    (Restated)
Net Sales ......................................  $ 16,840,788   $ 16,472,447   $ 34,191,849   $ 34,011,315
Costs of Sales .................................    16,037,192     14,768,475     32,336,716     29,729,003

                                                  ------------   ------------   ------------   ------------
Gross Profit ...................................       803,596      1,703,972      1,855,133      4,282,312

Operating Expenses:

Selling and  Marketing .........................       876,963        965,829      1,843,865      2,016,392
General and Administrative .....................     2,215,564      1,454,188      3,951,447      2,941,587
                                                  ------------   ------------   ------------   ------------
Total Operating Expenses .......................     3,092,527      2,420,017      5,795,312      4,957,979

Loss from operations ...........................    (2,288,931)      (716,045)    (3,940,179)      (675,667)

Other income, net ..............................       152,655        112,894         72,173         62,106
Interest expense, net ..........................      (368,861)      (326,378)      (765,621)      (638,610)
                                                  ------------   ------------   ------------   ------------
Total other/interest expense ...................      (216,206)      (213,484)      (693,448)      (576,504)

                                                  ------------   ------------   ------------   ------------
Loss before Income Taxes .......................    (2,505,137)      (929,529)    (4,633,627)    (1,252,171)
Income taxes ...................................             -              -              -              -
                                                  ------------   ------------   ------------   ------------
Net loss .......................................    (2,505,137)      (929,529)    (4,633,627)    (1,252,171)
Net loss allocable to Series A Preferred stock
 Shareholders ..................................             -              -      1,833,994      1,252,171
Series A Preferred stock beneficial conversion
 feature accreted as a dividend ................      (364,149)             -       (364,149)             -
                                                  ------------   ------------   ------------   ------------
Net loss available to common stockholders ......  $ (2,869,286)  $   (929,529)  $ (3,163,782)  $          -
                                                  ============   ============   ============   ============

Basic and diluted net loss per share - common ..  $      (0.21)  $          -   $      (0.23)  $          -
Basic and diluted net income (loss) per share
 - preferred (see Note 10) .....................  $          -   $       (364)  $       (718)  $       (490)

Shares used in computing net loss per share:

  Basic and diluted - common ...................    13,768,930              -     13,734,420              -
  Basic and diluted - preferred ................         2,554          2,554          2,554          2,554
  (see Note 10)

                        See accompanying notes to consolidated financial statements.

                                                      5

                            Ascendia Brands, Inc. and Subsidiaries
             Consolidated Statements of Stockholders' / Members' Equity (Deficit)
                        For the twenty-six weeks ended August 27, 2005

                                          (Restated)

                         Series A
                         Preferred                                Additional     Accumulated
                           Stock            Common Stock           Paid-In      Stockholders'
                       Shares     $       Shares         $         Capital         Deficit
                       -------    --    ----------    -------    -----------    -------------
BALANCE AT
FEBRUARY 28, 2005 ....       -    $-             -    $     -    $         -     $         -

Other Comprehensive
Loss:

Foreign currency
translation ..........       -     -             -          -              -               -

Net loss to date of
recapitalization and
Merger ...............       -     -             -          -              -               -

Net loss subsequent
to Merger (Restated)
(Note 2) .............       -     -             -          -              -      (2,799,633)

Total Comprehensive
Loss:

Conversion from
LLC to Corporation ... 2,553.7     3             -          -     (7,541,591)              -

Series A preferred
stock - beneficial
conversion feature
accreted as a dividend       -     -             -          -        364,149        (364,149)

Exercise of warrants .       -     -        76,000         76         75,924

Reverse acquisition
of Cenuco, Inc. ......       -     -    13,750,556     13,751     64,018,076               -
                       -------    --    ----------    -------    -----------     -----------

BALANCE AT
AUGUST 27, 2005
(Restated) ........... 2,553.7    $3    13,826,556    $13,827    $56,916,558     $(3,163,782)
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

                                                                                  Total
                                                            Accumulated       Stockholders'
                                          Accumulated          Other           / Members'
                          Members'          Members'       Comprehensive         Equity
                       Contributions          Loss             Loss             (Deficit)
                       -------------      -----------      -------------      -------------
BALANCE AT
FEBRUARY 28, 2005 ....    $ 2,000         $(5,707,597)       $(124,459)       $ (5,830,056)
                                                                              ------------
Other Comprehensive
Loss:

Foreign currency
translation ..........          -                   -          (26,879)            (26,879)

Net loss to date of
recapitalization and
Merger ...............          -          (1,833,994)               -          (1,833,994)

Net loss subsequent
to Merger (Restated)
(Note 2) .............          -                   -                -          (2,799,633)
                                                                              ------------
Total Comprehensive
Loss: ................                                                          (4,660,506)
                                                                              ------------
Conversion from
LLC to Corporation ...          -           7,541,591                -                   3

Series A preferred
stock - beneficial
conversion feature
accreted as a dividend          -                   -                -                   -

Exercise of warrants .          -                   -                -              76,000

Reverse acquisition
of Cenuco, Inc. ......     (2,000)                  -                -          64,029,827
                          -------         -----------        ---------        ------------

BALANCE AT
AUGUST 27, 2005
(Restated) ...........    $     -         $         -        $(151,338)       $ 53,615,268
                          =======         ===========        =========        ============


                 See accompanying notes to consolidated financial statements.

                                              6B

                             ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                     Twenty-six weeks ended
                                                                  Aug 27, 2005    Aug 28, 2004
                                                                  ------------    ------------
                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .....................................................    $(4,633,627)    $(1,252,171)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation and amortization ................................        911,074         493,243
Provision for bad debts ......................................        160,647         145,745
Amortization of deferred financing costs .....................        109,132          73,488
Changes in operating assets and liabilities:
    Accounts receivable ......................................       (330,705)       (718,288)
    Inventories ..............................................      1,340,933          83,374
    Prepaid expenses  and other ..............................       (642,470)       (340,281)
    Other assets .............................................       (535,815)         (8,927)
    Accounts payable .........................................        (14,140)      1,325,616
    Accrued expenses .........................................        164,317        (176,166)
    Long-term pension obligations ............................         58,033           9,713
                                                                  -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES ........................     (3,412,621)       (364,654)
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Net increase in cash from reverse acquisition of Cenuco ....      6,235,441               -
  Proceeds from note receivable ..............................        200,000               -
  Deferred acquisition costs .................................       (343,041)              -
  Purchase of property, plant and equipment ..................       (255,676)       (343,016)
                                                                  -----------     -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........      5,836,724        (343,016)
                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (repayments) borrowings under line of credit ...........     (1,607,348)      1,117,931
  Deferred financing costs ...................................        (95,000)        (43,750)
  Repayments of long-term debt ...............................       (338,426)       (338,426)
  Repayments of capital leases ...............................        (33,135)        (30,703)
  Proceeds from exercise of warrants .........................         76,000               -
                                                                  -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........     (1,997,909)        705,052
                                                                  -----------     -----------
Effect of exchange rates on cash .............................        (26,879)          2,618
                                                                  -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................        399,315               -
Cash and cash equivalents at beginning of period .............         31,763           1,828
                                                                  -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................    $   431,078     $     1,828
                                                                  ===========     ===========


Supplemental disclosures of cash flow information - restated:

Cash paid for interest .......................................    $   444,777     $   572,612
Reverse merger, excluding cash acquired (see Note 1):
  Estimated fair value of tangible assets acquired ...........    $ 1,199,715               -

  Goodwill and identifiable intangible assets acquired .......     57,675,436               -
  Liabilities assumed ........................................       (473,590)              -
                                                                  -----------     -----------
  Net assets obtained in reverse merger transaction ..........    $58,401,561               -
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

                                               7

                     Ascendia Brands, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           August 27, 2005 (Unaudited)

NOTE 1 - DESCRIPTON OF BUSINESS AND REORGANIZATION - Restated
--------------------------------------------------

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

2. As discussed in Note 11, to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $364,149. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss by $364,149 to $2,869,286 for purposes of calculating earnings per share.

3.As discussed in Note 3 to the financial statements, to reclassify amortization expense of $437,173 with respect to indentifiable intangible assets from selling, general and administrative expense to cost of goods sold.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has revised the estimated the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated fair value of the assets acquired less liabilities assumed is $64,404,448.

The allocation of Purchase Price is as follows:

                                                                     (Restated)
Cash and cash equivalents ....................................     $  6,002,887
Other current assets .........................................          496,526
                                                                   ------------
Total current assets .........................................        6,499,413
Property, plant, and equipment ...............................          111,382
Goodwill (revised)............................................       49,675,436
Intangibles ..................................................        8,000,000
Other Assets .................................................          591,807
                                                                   ------------
               Total assets acquired .........................       64,878,038
                                                                   ------------
               Total liabilities assumed .....................         (473,590)
                                                                   ------------
               Estimated fair value of net assets acquired ...     $ 64,404,448

The initial allocation of purchase price reflected in the Company's consolidated financial statements as of August 27, 2005 was restated on September 15, 2006(see Note 2).

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

NOTE 2 - RESTATEMENT OF THE SECOND QUARTER 2006
-----------------------------------------------

On September 16, 2006, the Company restated its consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 27, 2005 to correct an error in the initial purchase price allocation to identifiable intangible assets in connection with the May 20, 2005 Merger (see Note 1). The following is a description of the accounting adjustments included in the restatement of the Company's consolidated financial statements and the effect of the adjustment at August 27, 2005 on the consolidated balance sheet and on the consolidated statement of operations for the thirteen and twenty-six weeks ended August 27, 2005 and the statements of stockholders'/members' equity (deficit) and cash flows for the twenty-six weeks ended August 27, 2005. All amounts included in this report as of and for the thirteen and twenty-six weeks ended August 28, 2004 and as of February 28, 2005 were not affected by the restatement.

The initial estimated allocation (see Note 1) of the purchase price equivalent in connection with the Merger (see Note 1) was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that the allocation of value to these intangible assets was not appropriate and, with the input of a third party valuation expert, identified core software technology intangible assets (5 year life) with an estimated relative value of $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. Goodwill of $49,675,436 related to the acquisition was assigned entirely to the WAD operating division. The increased allocation of purchase price to amortizable intangibles resulted in an additional $320,127 of amortization expense being recorded in the twenty-six weeks ended August 27, 2005.. The impact on the thirteen week period ended May 28, 2005 was not material and accordingly no restatement was necessary.

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

Goodwill - restated

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49,675,436. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise.

Amortizable Intangible Assets - restated

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
                                                           -----------

Amortization expense for the thirteen and twenty-six weeks ended August 27, 2005 is $437,173. In accordance with SFAS 86, this filing is being restated to reclassify the amortization of the software intangibles expense from selling, general and administrative expense to cost of goods sold.

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
            ---------
            2,154,044
            =========

NOTE 11 - CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE - Restated
---------------------------------------------------------

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

This filing is being amended to record the impact on the beneficial conversion feature with respect to the Series A Preferred Stock. This amended filing allocates $364,149 of income to the Series A Preferred Stock shareholders and correspondingly allocates an additional loss of $364,149 to Common Stock shareholders. This reallocation is reflected in the revised table shown below.

The Series A Convertible Preferred Stock contain an anti-dilution provision that increases the rate at which the instrument is convertible into common shares each time the Company issues common shares. The Company recorded the value of the incremental shares at the traded market value on the date of adjustment as a Series A Preferred Stock Beneficial Conversion Feature Accreted as a dividend.

Net loss per share:

For purposes of computing loss per share, the Company's net loss is allocated between the two classes of stock, common stock and Series A Preferred. The allocation between each class is based upon the two-class method. The following table shows how the net loss was allocated using the two-class method:

                                 For the thirteen weeks ended     For the twenty-six weeks ended
                               August 27, 2005  August 27, 2004  August 27, 2005  August 28, 2004
                               ---------------  ---------------  ---------------  ---------------
                                  (Restated)                        (Restated)
Allocation of net loss

Basic and Diluted:
- Common Stock ..............    $(2,869,286)     $         -      $(3,163,782)     $         -
- Series A Preferred ........              -         (929,529)      (1,833,994)      (1,252,171)
                                 -----------      -----------      -----------      -----------
                                  (2,869,286)        (929,529)      (4,997,776)      (1,252,171)

Series A preferred
stock - beneficial
conversion feature
accreted as a dividend ......        364,149                -          364,149                -
                                 -----------      -----------      -----------     ------------

Net loss ....................    $(2,505,137)     $  (929,529)     $(4,633,627)     $(1,252,171)
                                 ===========      ===========      ===========      ===========

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              13 weeks ended                26 weeks ended
                                         08/27/05       08/28/04       08/27/05       08/28/04
                                       ------------   ------------   -----------    ------------
                                        (Restated)                    (Restated)
Weighted average number of Common
Stock shares - basic and diluted ....    13,768,930              -    13,734,420               -

Weighted average number of Series A
Preferred shares - basic and diluted          2,554          2,554         2,554           2,554

Basic and diluted net loss per share
 - common ...........................  $      (0.21)  $          -   $     (0.23)   $          -

Basic and diluted net income (loss)
 per share - Series A Preferred .....  $          -   $       (364)  $      (718)   $       (490)

NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION
--------------------------------------------

13 WEEKS ENDED AUGUST 27, 2005
------------------------------

DIVISION                    HBC              WAD             TOTAL
                            ---              ---             -----
                                          (Restated)       (Restated)
Revenues                $16,827,000      $    13,788      $16,840,788
Operating loss           (1,470,484)        (818,447)      (2,288,931)
Net loss                 (1,710,064)        (795,073)      (2,505,137)

26 WEEKS ENDED AUGUST 27, 2005
------------------------------

DIVISION                    HBC              WAD             TOTAL
                            ---              ---             -----
                                          (Restated)       (Restated)
Revenues                $34,174,747      $    17,102      $34,191,849
Operating loss           (3,058,503)        (881,676)      (3,940,179)
Net loss                 (3,775,925)        (857,702)      (4,633,627)

Assets                  $23,237,339      $58,837,548      $82,074,887

GEOGRAPHIC
                                                         LONG-LIVED
                                  REVENUES                 ASSETS
                                  --------                 ------
                                                         (Restated)
Thirteen weeks ended August 27, 2005:
United States                    $10,750,980             $62,449,752
Canada                             4,048,763                 587,819
Other foreign countries            2,041,045                       -
                                 -----------             -----------
Total                            $16,840,788             $63,037,571
                                 ===========             ===========

Twenty-six weeks ended August 27, 2005:
United States                    $22,259,799
Canada                             7,778,503
Other foreign countries            4,153,547
                                 -----------
Total                            $34,191,849
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

GROSS PROFIT (RESTATED)

Consolidated gross profit declined by $0.9 million for the thirteen weeks ended August 27, 2005 from $1.7 million for the thirteen weeks ended August 28, 2004. Amortization of intangibles for WAD division contributed to a decline of $0.4 million. Inflationary increases resulting from rising oil prices impacted commodity pricing resulting in higher raw material prices for surfactants, mineral oil, plastic bottles and caps negatively impacted the quarter by $1.0 million which was partially offset by favorable product mix $.5 million relating to the launch of the premium value Lander Essentials products.

SELLING AND ADMINISTRATIVE EXPENSES (RESTATED)

Selling and administrative expenses amounted to $3.1 million for the thirteen weeks ended August 27, 2005 compared to $2.4 million for the thirteen weeks ended August 28, 2004. This increase is primarily attributable to the Merger with Cenuco on May 20, 2005. Selling and administrative costs of Cenuco's WAD division added $0.3 million in total cost to the current period. Salaries and salary related expenses of $0.2 million in conjunction with outside legal, professional and audit fees of $0.3 million are the primary factors contributing to the increase. Sales and marketing expenses are $0.1 million below prior year primarily due to reductions in salary and salary related expenses partially offset by higher broker commissions and promotional expenses related to the launch of the new premium product line "Lander Essentials".

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

GROSS PROFIT (RESTATED)

Consolidated gross profit declined to $1.9 million for the twenty-six weeks ended August 27, 2005 from $4.3 million for the twenty-six weeks ended August 28, 2004. Amortization of intangibles for WAD division contributed to a decline of $0.4 million. The company has implemented cost reduction programs and continues to streamline its manufacturing processes however, inflationary increases resulting from rising oil prices impacted commodity pricing. This resulted in higher raw material prices for surfactants, mineral oil, plastic bottles and caps, which negatively impacted gross profit by $1.9 million versus prior year. An agreement with a third party manufacturer that was terminated in Q1 produced a $0.1 million reduction to gross profit as inventories were liquidated at below market pricing.

SELLING AND ADMINISTRATIVE EXPENSES (RESTATED)

Selling and administrative expenses amounted to $5.8 million for the twenty-six weeks ended August 27, 2005 compared to $5.0 million for the twenty-six weeks ended August 28, 2004. This increase is primarily attributable to the Merger with Cenuco on May 20, 2005. Selling and administrative costs of Cenuco's WAD division added $0.3 million to total cost in the current period. In addition, salary and salary related expenses in conjunction with outside legal, professional and audit fees amounted to $0.4 million. In addition the increase included a one time promotional allowance to a major retailer of $0.1 million, which is projected to positively impact revenue during the balance of the year. Furthermore, in connection with the current and future higher margin product introduction as well as brand acquisitions, a consulting firm was engaged to assist in the solidification of our strategic plan that represented an additional one-time charge to income in the amount of $0.1 million.

OTHER FINANCIAL ITEMS (RESTATED)

Net loss per share:

For purposes of computing loss per share, the Company's net loss is allocated between the two classes of stock, common stock and Series A Preferred. The allocation between each class is based upon the two-class method.

The following table shows how the net loss was allocated using the two-class method:

                                 For the thirteen weeks ended     For the twenty-six weeks ended
                               August 27, 2005  August 27, 2004  August 27, 2005  August 28, 2004
                               ---------------  ---------------  ---------------  ---------------
                                  (Restated)                        (Restated)
Allocation of net loss

Basic and Diluted:
- Common Stock ..............    $(2,869,286)     $         -      $(3,163,782)     $         -
- Series A Preferred ........        -                (929,529)     (1,833,994)      (1,252,171)
                                 -----------       -----------      -----------      -----------
                                  (2,869,286)         (929,529)     (4,997,776)      (1,252,171)

Series A preferred
stock - beneficial
conversion feature
accreted as a dividend               364,149                -          364,149                -
                                 -----------      -----------      -----------     ------------

Net loss ....................    $(2,505,137)     $  (929,529)     $(4,633,627)     $(1,252,171)
                                 ===========      ===========      ===========      ===========

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              13 weeks ended                26 weeks ended
                                         08/27/05       08/28/04       08/27/05       08/28/04
                                       ------------   ------------   -----------    ------------
                                        (Restated)                    (Restated)
Weighted average number of Common
Stock shares - basic and diluted ....    13,768,930              -    13,734,420               -

Weighted average number of Series A
Preferred shares - basic and diluted          2,554          2,554         2,554           2,554

Basic and diluted net loss per share
 - common ...........................  $      (0.21)  $          -   $     (0.23)   $          -

Basic and diluted net loss per share
 - Series A Preferred ...............  $          -   $       (364)  $      (718)   $       (490)

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

The above conclusion regarding the inadequacy of the Company's disclosure controls as of August 27, 2005 relates to a control deficiency in the application of purchase accounting for an acquisition completed during the first quarter of the current fiscal year, as fully described in Note 2 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q/A. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the thirteen week period ended August 27, 2005. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness in our internal controls and resulted in our disclosure controls being in effective as of August 27, 2005.

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