Form 10-Q/A
period 2005-11-26
ASCENDIA BRANDS, INC.
filed 2007-06-11
CIK 843494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO.3
                         Original filed January 18, 2006
                      Amendment No.1 filed January 23, 2006
                      Amendment No.2 filed October 17, 2006


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


On May 31, 2007, the issuer had outstanding 41,799,840 shares of common stock, $.001 par value per share.

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


                                EXPLANATORY NOTE

This amendment to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2005 ("Third Quarter Form 10-Q/A") initially filed on January 18, 2006, first amended on January 23, 2006 and subsequently amended on October 17, 2006 reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the thirteen and thirty-nine weeks ended November 26, 2005. The restatement relates to the following adjustments:

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

2. As discussed in Note 11 to the consolidated financial statements, to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $172,250. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss by $172,250 to $687,695 for purposes of calculating earnings per share.

3. As discussed in Note 3, to reclassify amortization expense of $398,904 with respect to indentifiable intangible assets from for selling, general and administrative expense to cost of goods sold.

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

With the filing of this Third Quarter Form 10-Q/A, the Company has amended the Third Quarter Form 10-Q. Accordingly , the Company's Consolidated Financial Statements for the thirteen and thirty-nine weeks ended November 26, 2005 and the related financial information contained in the Third Quarter Form 10-Q should no longer be relied upon.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                                         November 26, 2005   February 28, 2005
                                                         -----------------   -----------------
                                                            (Restated)
Current Assets:
Cash and cash equivalents ............................   $       4,488,488   $          31,763
Trade receivables, net of allowance for doubtful
   accounts of $586,651 at November 26, 2005 and
   $547,306 at February 28, 2005 .....................           8,300,589           8,002,867
Notes receivable, current portion ....................              93,413                   -
Inventories ..........................................          16,886,032           8,725,952
Prepaid expenses and other ...........................           2,775,394             564,617
                                                         -----------------   -----------------
Total current assets .................................          32,543,916          17,325,199
Property, plant and equipment, net ...................           6,576,136           6,017,533
Goodwill .............................................          49,675,436                   -
Intangibles, net .....................................          54,448,736                   -
Notes receivable, less current portion ...............             540,467                   -
Other assets, net ....................................           2,714,888             692,817
                                                         -----------------   -----------------
Total assets .........................................   $     146,499,579   $      24,035,549
                                                         =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable .....................................   $       9,179,216   $      10,541,956
Accrued expenses .....................................           3,229,119           2,845,485
Bridge loan ..........................................          80,000,000                   -
Current portion of long-term debt ....................              43,767           8,929,540
                                                         -----------------   -----------------
Total current liabilities ............................          92,452,102          22,316,981
Long-term debt, less current portion .................                   -           6,875,296
Long-term pension obligation .........................             728,778             673,328
Other liabilities ....................................             200,000                   -
                                                         -----------------   -----------------
Total liabilities ....................................          93,380,880          29,865,605

Stockholders' equity:
Preferred stock, par value $.001 per share;
Authorized 1,000,000 shares; issued 2,553.6746
   shares at November 26, 2005; no shares issued at
   February 28, 2005 .................................                   3                   -
Common stock, par value $.001 per share;
Authorized 25,000,000 shares; issued 13,861,556 shares
   at November 26, 2005; no shares issued at February
   28, 2005 ..........................................              13,862                   -
Additional paid in capital ...........................          57,123,773                   -
Accumulated deficit ..................................          (3,851,476)                  -
Members' contribution ................................                   -               2,000
Accumulated members' loss ............................                   -          (5,707,597)
Accumulated comprehensive loss .......................            (167,463)           (124,459)
                                                         -----------------   -----------------
Total stockholders' equity (deficit) .................          53,118,699          (5,830,056)

                                                         -----------------   -----------------
Total liabilities and stockholders' equity ...........   $     146,499,579   $      24,035,549
                                                         =================   =================

                  See accompanying notes to consolidated financial statements.

                                               4

                                     ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                          Thirteen weeks ended        Thirty-nine weeks ended
                                                      Nov 26, 2005   Nov 27, 2004   Nov 26, 2005   Nov 27, 2004
                                                      ------------   ------------   ------------   ------------
                                                       (Restated)                    (Restated)
Net sales .........................................   $ 18,376,637   $ 18,017,820   $ 52,568,486   $ 52,029,135
Costs of sales ....................................     17,147,524     16,120,394     49,484,241     45,849,398

                                                      ------------   ------------   ------------   ------------
Gross profit ......................................      1,229,113      1,897,426      3,084,245      6,179,737

Operating expenses:
Selling and marketing .............................        965,645        854,986      2,809,510      2,871,377
General and administrative ........................      2,853,625      1,679,597      6,805,071      4,613,929
                                                      ------------   ------------   ------------   ------------
Total operating expenses ..........................      3,819,270      2,534,583      9,614,581      7,485,306

Loss from operations ..............................     (2,590,157)      (637,157)    (6,530,336)    (1,305,569)

Other income, net .................................      2,812,398        391,287      2,884,573        446,138
Interest expense, net .............................       (737,686)      (340,534)    (1,503,308)      (979,144)
                                                      ------------   ------------   ------------   ------------
Total other/interest expense ......................      2,074,712         50,753      1,381,265       (533,006)

                                                      ------------   ------------   ------------   ------------
Loss before income taxes ..........................       (515,445)      (586,404)    (5,149,071)    (1,838,575)
Income taxes ......................................              -              -              -              -
                                                      ------------   ------------   ------------   ------------
Net loss ..........................................   $   (515,445)  $   (586,404)  $ (5,149,071)  $ (1,838,575)

Net loss allocable to Series A Preferred stock
 Shareholders .....................................              -        586,404      1,833,994      1,838,575
Series A Preferred stock beneficial conversion
 feature accreted as a dividend ...................       (172,250)             -       (536,399)             -
                                                      ------------   ------------   ------------   ------------
Net loss available to common stockholders .........   $   (687,695)  $          -   $ (3,851,476)  $          -
                                                      ============   ============   ============   ============


Basic and diluted net loss per share - common .....   $      (0.05)  $          -   $      (0.28)  $          -
Basic and diluted net loss per share - preferred
   (see Note 11) ..................................   $          -   $       (230)  $       (718)  $       (720)

Shares used in computing net loss per share:
   Basic and diluted - common .....................     13,833,094              -     13,765,693              -
   Basic and diluted - preferred ..................          2,554          2,554          2,554          2,554


                          See accompanying notes to consolidated financial statements.

                                                        5

                          ASCENDIA BRANDS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' / MEMBERS' EQUITY (DEFICIT)
               FOR THE THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 - Restated

                             Series A
                             Preferred                           Additional  Accumulated
                               Stock           Common Stock       Paid-In    Stockholders'
                            Shares   $       Shares        $      Capital       Deficit
                           -------  ---    ----------  -------  -----------  -------------
BALANCE AT
  FEBRUARY 28, 2005 .....        -  $ -             -  $     -  $         -   $         -

Other Comprehensive
  Loss:

Foreign currency
  translation ...........        -    -             -        -            -             -

Net loss to date of
  recapitalization
  and Merger ............        -    -             -        -            -             -

Net loss subsequent
  to Merger
  (Note 2) ..............        -    -             -        -            -    (3,315,077)

Total Comprehensive
  Loss:

Conversion from
  LLC to Corporation ....  2,553.7    3             -        -   (7,541,591)            -

Series A preferred
stock - beneficial
conversion feature
accreted as a dividend ..        -    -             -        -      536,399      (536,399)

Exercise of warrants ....        -    -       111,000      111      110,889             -

Reverse acquisition
  of Cenuco, Inc. .......        -    -    13,750,556   13,751   64,018,076             -
                           -------  ---    ----------  -------  -----------   -----------
BALANCE AT
  NOVEMBER 26, 2005
  (Restated) ............  2,553.7  $ 3    13,861,556  $13,862  $57,123,773   $(3,851,476)
                           -------  ---    ----------  -------  -----------   -----------
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

                                                          Accumulated    Stockholders'
                                           Accumulated       Other        / Members'
                              Members'       Members'    Comprehensive      Equity
                           Contributions      Loss           Loss         (Deficit)
                           -------------   -----------   -------------   -------------
BALANCE AT
  FEBRUARY 28, 2005 .....  $      2,000    $(5,707,597)  $   (124,459)   $ (5,830,056)
                                                                         ------------
Other Comprehensive
  Loss:

Foreign currency
  translation ...........             -              -        (43,004)        (43,004)

Net loss to date of
  recapitalization
  and Merger ............             -     (1,833,994)             -      (1,833,994)

Net loss subsequent
  to Merger (Restated)
  (Note 2) ..............             -              -              -      (3,315,077)
                                                                         ------------
Total Comprehensive
  Loss: .................             -              -              -      (5,192,075)
                                                                         ------------
Conversion from
  LLC to Corporation ....             -      7,541,591              -               3

Series A preferred
stock - beneficial
conversion feature
accreted as a dividend ..             -              -              -               -

Exercise of warrants ....             -              -              -         111,000

Reverse acquisition
  of Cenuco, Inc. .......        (2,000)             -              -      64,029,827
                           ------------    -----------   ------------    ------------
BALANCE AT
  NOVEMBER 26, 2005
  (Restated) ............  $          -    $         -   $   (167,463)   $ 53,118,699
                           ------------    -----------   ------------    ------------


               See accompanying notes to consolidated financial statements.

                                            6B

                                  ASCENDIA BRANDS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                                                          Thirty-nine weeks ended
                                                                    November 26, 2005   November 27, 2004
                                                                    -----------------   -----------------
                                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................   $ (5,149,071)       $ (1,838,575)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization .....................................      1,581,826             723,475
Provision for bad debts ...........................................        214,971             184,305
Amortization of deferred financing costs ..........................        467,451              98,799
Gain on settlement of Seller's Note ...............................     (2,500,000)                  -
Gain on disposal of fixed assets ..................................        (32,833)                  -
Changes in operating assets and liabilities:
  Accounts receivable .............................................       (457,722)         (2,055,076)
  Inventories .....................................................     (8,138,441)           (996,011)
  Prepaid expenses  and other .....................................     (1,772,998)           (177,014)
  Other assets ....................................................       (130,696)              9,000
  Accounts payable ................................................     (1,458,978)          3,205,707
  Accrued expenses ................................................        206,283             (43,516)
  Long-term pension obligations ...................................         55,450              89,757
                                                                      ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES .............................    (17,114,758)           (799,149)
                                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in cash from reverse acquisition of Cenuco .........      6,002,887                   -
  Proceeds from note receivable ...................................         71,142                   -
  Acquisition costs ...............................................              -              (6,075)
  Purchase of property, plant and equipment .......................     (1,126,800)           (486,184)
  Proceeds from disposal of fixed assets ..........................              -              37,301
  Purchase of intellectual property, including acquisition costs ..   $(47,270,313)                  -
                                                                      ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES .............................    (42,323,084)           (454,958)
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bridge loan proceeds ............................................     80,000,000                   -
  Net (repayments) borrowings under line of credit ................     (5,698,935)          1,832,176
  Financing costs .................................................     (2,912,360)            (26,849)
  Repayments of long-term debt ....................................     (6,843,890)           (507,639)
  Repayments of capital leases ....................................       (718,244)            (44,789)
  Proceeds from exercise of warrants ..............................        111,000                   -
                                                                      ------------        ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES .........................     63,937,571           1,252,899
                                                                      ------------        ------------
Effect of exchange rates on cash and cash equivalents .............        (43,004)              1,208
                                                                      ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........................      4,456,725                   -
Cash and cash equivalents at beginning of period ..................         31,763               1,827
                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................   $  4,488,488        $      1,827
                                                                      ============        ============


Supplemental disclosures of cash flow information - restated:

  Cash paid for interest ..........................................   $  1,819,791        $    866,495
    Reverse merger, excluding cash acquired (see Note 1):
    Estimated fair value of tangible assets acquired ..............   $  1,199,715                   -

    Goodwill and identifiable intangible assets acquired ..........     57,675,436                   -
    Liabilities assumed ...........................................       (473,590)                  -
                                                                      ------------        ------------
    Net assets acquired ...........................................   $ 58,401,561                   -
                                                                      ============        ============

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

The restatement included in this amended Form 10-Q reflects the following adjustments:

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

2. As discussed in Note 11 to the consolidated financial statements, to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $172,250. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss by $172,250 to $687,695 for purposes of calculating earnings per share.

3. As discussed in Note 3, to reclassify amortization expense of $398,904 with respect to indentifiable intangible assets from selling, general and administrative expense to cost of goods sold.

The above noted revisions impacted the consolidated balance sheet and the consolidated statement of Stockholders' Equity at November 26, 2005.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has revised the estimated fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated fair value of the assets acquired less liabilities assumed is $64,404,448.

The allocation of Purchase Price is as follows:

                                                                     (Revised)
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

The initial allocation of purchase price reflected in the Company's consolidated financial statements as of August 27, 2005 was restated on October 11, 2006(see
Note 2).

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

NOTE 2 - RESTATEMENT OF THE THIRD QUARTER 2006

On October 17, 2006, the Company restated its consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 26, 2005 to correct an error in the initial purchase price allocation to identifiable intangible assets in connection with the May 20, 2005 Merger (see Note 1). The following is a description of the accounting adjustments included in the restatement of the Company's consolidated financial statements and the effect of the adjustment at November 26, 2005 on the consolidated balance sheet and on the consolidated statement of operations for the thirteen and thirty-nine weeks ended November 26, 2005 and the statements of stockholders'/members' equity (deficit) and cash flows for the thirty-nine weeks ended November 26, 2005. All amounts included in this report as of and for the thirteen and thirty-nine weeks ended November 27, 2004 and as of February 28, 2005 were not affected by the restatement.

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

Goodwill and Indefinite Lived Intangibles - Restated

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

This filing is being amended to record the impact on the beneficial conversion feature with respect to the Series A Preferred Stock. For the thirteen and thirty-nine weeks ended November 26, 2005, this amended filing allocates $172,250 and $536,399, respectively of income to the Series A Preferred Stock shareholders and correspondingly allocates an additional loss of $172,250 and $536,399, resepctively to Common Stock shareholders.

The Series A Convertible Preferred Stock contain an anti-dilution provision that increases the rate at which the instrument is convertible into common shares each time the Company issues common shares. The Company recorded the value of the incremental shares at the traded market value on the date of adjustment as a Series A Preferred Stock Beneficial Conversion Feature Accreted as a dividend.

This reallocation is reflected in the revised table shown below.

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

                                 For the thirteen weeks ended   For the thirty-nine weeks ended
                                 ----------------------------   -------------------------------
                                   November         November      November           November
                                   26, 2005         27, 2004      26, 2005           27, 2004
                                 -----------       ----------   ------------      -------------
                                  (Restated)                     (Restated)
Allocation of net loss

Basic and Diluted:
- Common Stock ...............   $  (687,695)      $        -   $ (3,851,476)     $           -
- Series A Preferred .........             -         (586,404)    (1,833,994)        (1,838,575)
                                 -----------       ----------   ------------      -------------
                                    (687,695)        (586,404)    (5,685,470)        (1,838,575)

Series A preferred
stock - beneficial
conversion feature
accreted as a dividend .......       172,250                -        536,399                  -
                                 -----------       ----------   ------------      -------------

Net loss .....................   $  (515,445)      $ (586,404)  $ (5,149,071)     $  (1,838,575)
                                 ===========       ==========   ============      =============

The following table illustrates the weighted average number of Common Stock and Series A Preferred shares outstanding during the period utilized in the calculation of loss per share:

                                              Thirteen weeks ended       Thirty-nine weeks ended
                                           --------------------------  --------------------------
                                           Nov 26, 2005  Nov 27, 2004  Nov 26, 2005  Nov 27, 2004
                                           ------------  ------------  ------------  ------------
                                            (Restated)                  (Restated)
Weighted average number of Common Stock
  shares - basic and diluted ............    13,833,094             -    13,765,693             -

Weighted average number of Series A
  Preferred shares - basic and diluted ..         2,554         2,554         2,554         2,554

Basic and diluted net loss per share -
  common ................................  $      (0.05) $          -  $      (0.28) $          -

Basic and diluted net income (loss) per
  share - Series A Preferred ............  $          -  $       (230) $       (718) $       (720)


NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex acquisition are reported in HBC Division.

13 WEEKS ENDED NOVEMBER 26, 2005

DIVISION                         HBC            WAD           TOTAL
                            ------------   ------------   -------------
                                            (Restated) (Restated)

Revenues ................   $ 18,362,074   $     14,563   $  18,376,637
Operating loss ..........     (1,788,616)      (801,541)     (2,590,157)
Net income (loss) .......   $    277,084   $   (792,529)  $    (515,445)

39 WEEKS ENDED NOVEMBER 26, 2005

DIVISION                         HBC            WAD           TOTAL
                            ------------   ------------   -------------
                                            (Restated) (Restated)

Revenues ................   $ 52,536,821   $     31,665   $  52,568,486
Operating loss ..........     (4,847,119)    (1,071,774)     (5,918,893)
Net loss ................   $ (3,498,840)  $ (1,650,231)  $  (5,149,071)

Assets ..................   $ 88,540,001   $ 57,959,578   $ 146,499,579

GEOGRAPHIC

                                                           LONG-LIVED
                                             REVENUES        ASSETS
                                           ------------   ------------
                                                           (Restated)
Thirteen weeks ended November 26, 2005:
United States ..........................   $ 11,914,833   $ 110,043,362
Canada .................................      4,140,767         656,946
Other foreign countries ................      2,321,037               -
                                           ------------   -------------
Total ..................................   $ 18,376,637   $ 110,700,308
                                           ============   =============

Thirty-nine weeks ended November 26, 2005:
United States ..........................   $ 34,079,588
Canada .................................     11,919,269
Other foreign countries ................      6,569,629
                                           ------------
Total ..................................   $ 52,568,486
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

GROSS PROFIT (Restated)

Consolidated gross profit decreased by $0.7 million for the thirteen weeks ended November 26, 2005 from $1.9 million for the thirteen weeks ended November 27, 2004. The Playtex Acquisition resulted in an overall increase in gross profit by $0.1 million for the quarter after accounting for and in accordance with SFAS No. 142 the Company recorded the inventory acquired at the fair market value, which negatively impacted gross profit in the quarter by $0.5 million This accounting will continue to impact gross profit in the fourth quarter. The impact of a favorable mix of $0.1 million resulted from higher sales of Lander Essentials premium value products. Inflationary increases resulting from rising oil prices impacted commodity pricing resulting in higher raw material prices for surfactants, mineral oil and bottles negatively impacted the quarter by $0.3 million. Higher oil prices and the mix in sales between accounts negatively impacted freight by $0.2 million. Amortization expense of $398,904 related to WAD software technology is recorded in cost of goods sold with a corresprong decrase in selling, general and and admin.

SELLING AND ADMINISTRATIVE EXPENSES (RESTATED)

Selling and administrative expenses amounted to $3.8 million for the thirteen weeks ended November 26, 2005 compared to $2.5 million for the thirteen weeks ended November 27, 2004. The increase of $1.3 million is due to the selling and administrative costs of Cenuco's WAD division which contributed $0.4 million of incremental cost this quarter, in conjunction with $0.4 million one time costs for outside legal, professional and audit fees associated with the filing of the 8-K/A on December 19, 2005. Sales and marketing expenses are $0.1 million above prior year related to incremental expenses associated with the launch of Lander Premium value business division. The balance of the $0.4 million increase pertains to incremental salary, benefits and professional fees related to being a public versus private entity.

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

GROSS PROFIT (RESTATED)

Consolidated gross profit declined to $3.1 million for the thirty-nine weeks ended November 26, 2005 from $6.2 million for the thirty-nine weeks ended November 27, 2004; a decline of $3.1 million. WAD contributed $0.8 million of the decline related to amortization of software technology acquired in the Merger. The Playtex Acquisition resulted in an overall increase in gross profit by $0.1 million year to date after accounting for and in accordance with SFAS No. 142 the Company recorded the inventory acquired at fair market value, which negatively impacted gross profit year to date by $0.5 million. This accounting will continue to impact gross profit in the fourth quarter. This was offset with a favorable mix of $0.2 million due to higher sales of Lander Essentials premium value products. The company has implemented cost reduction programs and continues to streamline its manufacturing processes however, inflationary increases resulting from rising oil prices impacted commodity pricing, which resulted in higher raw material prices for surfactants, mineral oil, bottles and caps, which combined with incremental freight expense negatively impacted gross profit by $2.5 million versus prior year. An agreement with a third party manufacturer that was terminated in Q1 produced a $0.1 million reduction to gross profit as inventories were liquidated at below market pricing.

SELLING AND ADMINISTRATIVE EXPENSES (RESTATED)

Selling and administrative expenses amounted to $9.6 million for the thirty-nine weeks ended November 26, 2005 compared to $7.5 million for the thirty-nine weeks ended November 27, 2004; an increase of $2.1 million. Selling and administrative costs of Cenuco's WAD division added $0.9 million to total cost in the current period. In addition, salary and salary related expenses in conjunction with outside legal, professional and audit fees amounted to $0.8 million. Furthermore there were one time costs of $0.4 million for outside legal, professional and audit fees associated with the filing of the 8-K/A on December 19, 2005.

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

The above conclusion regarding the inadequacy of the Company's disclosure controls as of November 26, 2005 relates to a control deficiency in the application of purchase accounting for an acquisition completed during the first quarter of the current fiscal year, as fully described in Note 2 to the consolidated financial statements included in Item 1 of Part I of this Form 10-Q/A. This control deficiency resulted in the restatement of the Company's consolidated financial statements for the thirteen week period ended November 26, 2005. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness in our internal controls and resulted in our disclosure controls being ineffective as of November 26, 2006.

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


ASCENDIA BRANDS, INC.

By: Steven R. Scheyer, President & CEO

/s/ Steven R. Scheyer


By: John D. Wille, Executive Vice President & Chief Financial Officer

/s/ John D. Wille

Date: June 11, 2007