Form 10-Q/A
period 2006-05-27
ASCENDIA BRANDS, INC.
filed 2007-06-12
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
Original filed August 18, 2006

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

ASCENDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

THIRTEEN WEEKS ENDED MAY 27, 2006

INDEX

PAGE

PART I. - Financial Information (Restated)

Item 1 - Financial Statements	1

Consolidated Balance Sheets
As of May 27, 2006(Unaudited) and February 28, 2006	1

Consolidated Statements of Operations (Unaudited)
For the Thirteen Weeks ended May 27, 2006 and May 28, 2005	2

Consolidated Statement of Stockholders’ Equity
For the Thirteen Weeks ended May 27, 2006 (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)
For the Thirteen Weeks ended May 27, 2006 and May 28, 2005	4

Notes to Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis And Results of Operations	23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	47

Item 4 - Controls and Procedures	47

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	49

Item 6 - Exhibits	49

Signatures	50

EXPLANATORY NOTE

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2006 (“First Quarter Form 10-Q/A”) initially filed on August 18, 2006 reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the thirteen weeks ended May 27, 2006 and May 28, 2005. The restatement relates to the following adjustments:

1. As discussed in Note 10 to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $204,119. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss by $204,119 to $3,747,945 for purposes of calculating loss per share.

2. As discussed in Note 2 to the financial statements, to reclassify amortization expense of $385,753 with respect to indentifiable intangible assets from selling, general and administrative expense to cost of goods sold.

This First Quarter Form 10-Q/A is being filed for purposes of amending the Quarterly Report on Form 10-Q for the thirteen weeks ended May 27, 2006 (“First Quarter Form 10-Q”) of the Company, which was originally filed on August 18, 2006 and provides information about the financial results for the thirteen weeks ended May 28, 2005 and May 27, 2004.

The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Consolidated Financial Statements (unaudited)

•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has supplemented Item 6 of Part II to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to the Securities Exchange Act of 1934, as amended, filed as Exhibits 31.1, 31.2 and 32 to this First Quarter Form 10-Q/A.

The financial information that is included in this First Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement also includes the restated information included in the current restatements of for the thirteen weeks ended May 28, 2005 and as of February 28, 2006. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Information in this First Quarter Form 10-Q/A is generally stated as of May 27, 2006 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this First Quarter Form 10-Q/A may have been revised to reflect events and developments subsequent to May 27, 2006.

With the filing of this First Quarter Form 10-Q/A, the Company has amended the First Quarter Form 10-Q. Accordingly, the Company’s Consolidated Financial Statements for the thirteen weeks ended May 27, 2006 and the related financial information contained in the First Quarter Form 10-Q should no longer be relied upon.

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

	Restated May 27, 2006	Restated February 28, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$337,758	$1,876,294
Trade receivables, net of allowances of $1,008,019 at May 27, 2006 and $527,604 at February 28, 2006	12,322,943	6,470,937
Inventories	14,959,137	16,269,374
Miscellaneous receivables	83,027	1,692,721
Note receivable, current portion	63,794	94,858
Prepaid expenses and other	583,419	678,896

Total current assets	28,350,078	27,083,080

Property, plant and equipment, net	6,432,894	6,502,441
Goodwill	14,553,680	14,553,680
Intangibles, net	52,084,291	53,202,854
Notes receivable, less current portion	354,661	339,581
Other assets, net	128,740	1,264,540

Total assets	$101,904,344	$102,946,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,227,433	$9,023,858
Accrued expenses	2,649,572	2,851,928
Accrued interest	—	1,202,488
Current portion of long-term debt	21,277	31,749
Total current liabilities	13,898,282	13,110,023
Long-term debt, less current portion	81,712,809	80,000,000
Long-term pension obligation	874,414	967,386
Total liabilities	96,485,505	94,077,409

Stockholders’ equity
Convertible preferred stock, par value $.001 per share; Authorized 1,000,000 shares; issued and outstanding 2,553.6746 shares at May 27, 2006 and February 28, 2006	3	3
Common stock, par value $.001 per share; Authorized 225,000,000 shares; issued and outstanding 13,913,056 shares at May 27, 2006 and issued and outstanding 13,882,056 at February 28, 2006	13,913	13,882
Additional paid in capital	57,496,603	57,261,515
Accumulated deficit	(51,480,782)	(47,732,837)
Accumulated comprehensive loss	(610,898)	(673,796)
Total stockholders’ equity	5,418,839	8,868,767
Total liabilities and stockholders’ equity	$101,904,344	$102,946,176

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

	For the thirteen weeks ended
	May 27, 2006	May 28, 2005
	Restated
Net sales	$24,922,288	$17,351,062
Cost of sales	20,581,337	16,299,525

Gross Profit	4,340,951	1,051,537

Operating expenses:
Selling and marketing	1,401,705	966,902
General and administrative	2,972,461	1,735,883
Total operating expenses	4,374,166	2,702,785

Loss from operations	(33,215)	(1,651,248)

Other income (expense), net	144,449	(79,881)
Interest expense, net	(3,655,060)	(397,361)
Total other/interest expense	(3,510,611)	(477,242)

Loss before income taxes	(3,543,826)	(2,128,490)

Income taxes	—	—

Net loss	(3,543,826)	(2,128,490)

Net loss allocable to Series A Preferred stock Shareholders	—	(1,833,994)

Series A Preferred stock beneficial conversion feature accreted as a dividend	204,119	—

Net loss available to common stockholders	$(3,747,945)	$(294,496)

Basic and diluted loss
per common share	$(0.27)	$(0.02)
Basic and diluted income (loss) per
preferred share	$—	$(718)

Shares used in computing loss per share:
Basic and diluted - common	13,907,351	13,750,556
Basic and diluted - preferred	2,553.7	2,553.7

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the thirteen weeks ended May 27, 2006

	Series A Preferred Stock Shares	Amount	Common Shares	Stock Amount	Restated Additional Paid-in Capital	Restated Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity

Balance at February 28, 2006	2,553.7	$3	13,882,056	$13,882	$57,261,515	$(47,732,837)	$(673,796)	$8,868,767
Net loss	—	—	—	—	—	(3,543,826)	—	(3,543,826)
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	62,898	62,898
Comprehensive loss	—	—	—	—	—	—	—	(3,480,928)
Series A preferred stock - beneficial conversion feature accreted as a dividend	—	—	—	—	204,119	(204,119)	—	—
Exercise of warrants	—	—	31,000	31	30,969	—	—	31,000

Balance at May 27, 2006 (unaudited)	2,553.7	$3	13,913,056	$13,913	$57,496,603	$(51,480,782)	$(610,898)	$5,418,839

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	For the thirteen weeks ended
	May 27, 2006	May 28, 2005
		Restated
Cash flows from operating activities:
Net loss	$(3,543,826)	$(2,128,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,377,928	240,121
Provision for accounts receivable	480,415	57,032
Amortization of deferred financing costs	1,170,832	50,546
Changes in operating assets and liabilities:
Trade receivables	(6,332,421)	(1,000,178)
Inventories	1,310,237	(300,743)
Prepaid expenses and other	1,705,171	(362,552)
Other assets	(15,080)	23,358
Accounts payable	2,203,574	930,095
Accrued expenses	339,033	(35,573)
Long-term pension obligations	(99,954)	(14,728)
Net cash used in operating activities	(1,404,091)	(2,541,112)
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	—	6,002,887
Proceeds from note receivable	—	29,123
Acquisition costs	—	(103,468)
Purchase of property, plant and equipment	(210,508)	(14,172)
Disposal of fixed assets	20,659	—
Net cash (used in) provided by investing activities	(189,849)	5,914,370
Cash flows from financing activities
Net borrowings of short-term debt/ revolver	—	2,147,253
Financing costs	(35,000)	(25,000)
Repayments of long-term debt	—	(169,213)
Repayments of capital lease	(10,472)	(13,522)
Proceeds from exercise of warrants	31,000	—
Net cash (used in) provided by financing activities	(14,472)	1,939,518
Effect of exchange rates on cash	69,876	6,809
Net (decrease) increase in cash and cash equivalents	(1,538,536)	5,319,585
Cash and cash equivalents at the beginning of period	1,876,294	31,763
Cash and cash equivalents at the end of period	$337,758	$5,351,348

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,981,057	$233,261
Reverse merger, excluding cash acquired (see Note 1):
Fair value of tangible assets acquired	—	1,199,715
Goodwill and identifiable intangible assets acquired	—	57,675,436
Liabilities assumed	—	(473,590)
Net assets acquired	—	58,401,561

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. (formerly Cenuco, Inc.) and Subsidiaries

Notes to Consolidated/ Combined Financial Statements May 27, 2006 (Unaudited)

NOTE 1 -- DESCRIPTON OF BUSINESS AND REORGANIZATION - Restated

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

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco by HACI for a purchase price equivalent to the total market value of Cenuco stock outstanding at the date of announcement and agreement (March 16, 2005), plus the fair value of the options that automatically vested on the date of the Merger (approximately $64.4 million). The average closing stock price for the few days before, after and including March 16, 2005 was $4.58, for a total value of $63.0 million. The fair value of the options were $1.0 million. The capitalized transaction fees were $0.4 million. Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of Cenuco prior to the date of the Merger reflect the financial position and results of operations of HACI and HREI, with the results of operations of Cenuco being included commencing on May 20, 2005. Effective with the completion of the Merger Cenuco changed its fiscal year end to be the last day of February, consistent with HACI's prior fiscal year.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has revised the estimated the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco. The estimated fair value of the assets acquired less liabilities assumed is $64,404,448.

The allocation of Purchase Price is as follows:

(Revised)
Cash and cash equivalents	$6,002,887
Other current assets	496,526
Total current assets	6,499,413
Property, plant, and equipment	111,382
Goodwill (revised)	49,675,436
Intangibles (revised)	8,000,000
Other Assets	591,807

Total assets acquired	64,878,038

Total liabilities assumed	(473,590)

Estimated fair value of net assets acquired	$64,404,448

The initial estimated allocation of the purchase price equivalent was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that an allocation of value to these intangible assets was not appropriate and, with the input of a third party valuation expert, identified the above noted core software technology intangible asset and estimated the related value to be $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. As stated above goodwill of $49,675,436 related to the acquisition was assigned entirely to the WAD operating division. This goodwill is not deductible for income tax purposes. The difference in the amortization of the core software technology intangible asset since May 20, 2005 (based on a 5 year expected life) and the corresponding amount for the originally identified customer lists and brand name intangible assets amounted to $ 913,546. Since this adjustment relates to the period from May 20, 2005 to February 28, 2006, it was recorded and allocated to the second, third and fourth quarters for the year ended February 28, 2006. To properly report this adjustment, the Company will file amended Forms 10-Q for the thirteen weeks ended August 27, 2005 and November 26, 2005, respectively. The impact on the thirteen week period ended May 28, 2005 was not material and accordingly no restatement was necessary.

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $16,421,000 being recorded. As noted above, as a result of the increase of $18, 700,756 to the initial purchase price, the Company restated its results and recorded an additional impairment charge of $18,700,756 in the fourth quarter ended February 28, 2006.

The financial statements have been restated to reflect the following:

1. As discussed in Note 10 to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $204,119. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss by $204,119 to $3,747,945 for purposes of calculating loss per share.

2. As discussed in Note 2 to the financial statements, to reclassify amortization expense of $385,753 with respect to indentifiable intangible assets from selling, general and administrative expense to cost of goods sold.

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

Goodwill and Indefinite Lived Intangibles (Restated)

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49,675,436. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16,924,477 being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a goodwill impairment of $35,121,756 being recorded in the statement of operations.

Amortizable Intangible Assets (Restated)

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, the Company recorded intangible assets of $8,000,000, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $385,753 for the thirteen weeks ended May 27, 2006. No amortization expense was recorded for the thirteen weeks ended May 28, 2005. In accordance with SFAS 86, this filing is being restated to reclassify the amortization of the software intangibles expense of $385,753 from selling, general and administrative expense to cost of goods sold.

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
		2,462,544

NOTE 10 -- CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE  (RESTATED)

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

This filing is being amended to record the impact on the beneficial conversion feature with respect to the Series A Preferred Stock. For the the thirteen weeks ended May 27, 2006, this amended filing allocates a deemed dividend of $204,119 to the preferred shareholders and correspondingly allocates an additional loss of $204,119 to Common Stock shareholders. This reallocation is reflected in the revised table shown below.

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

	For the thirteen weeks ended
	May 27, 2006	May 28, 2005
Allocation of net loss	Restated
Basic and Diluted:
- Common Stock	$(3,747,945)	$(294,496)
- Series A Preferred	—	(1,833,994)
	(3,747,945)	(2,128,490)
Series A preferred stock - beneficial conversion feature accreted as a dividend	204,119	—
Net loss	$(3,543,826)	$(2,128,490)

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock outstanding during the period utilized in the calculation of loss per share:

Weighted average number of Common Stock shares - basic and diluted	13,907,351	13,750,556

Weighted average number of Series A Preferred shares -
basic and diluted	2,554	2,554

Basic and diluted net loss per share - common - Restated	$(.27)	$(.02)

Basic and diluted net loss per share -
Series A Preferred - Restated	$—	$(718)

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex asset acquisition are reported in HBC Division.

THIRTEEN WEEKS ENDED MAY 27, 2006

DIVISION	HBC	WAD	TOTAL
Net Sales	$24,847,272	$75,016	$24,922,288
Profit (loss) from operations	623,007	(656,222)	(33,215)
Net loss	$(2,887,604)	$(656,222)	$(3,543,826)

Total Assets	$80,210,711	$21,693,633	$101,904,344

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended May 27, 2006:
United States	$18,909,212	$72,455,373
Canada	3,327,537	615,492
Other foreign countries	2,685,539	—
Total	$24,922,288	$73,070,865

THIRTEEN WEEKS ENDED MAY 28, 2005

DIVISION	HBC	WAD	TOTAL
Net Sales	$17,347,748	$3,314	$17,351,062
Loss from operations	(1,588,019)	(63,229)	(1,651,248)
Net loss	$(2,065,861)	$(62,629)	$(2,128,490)

Total Assets	$25,314,080	$64,348,588	$89,662,668

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended May 28, 2005:
United States	$11,480,889	$63,002,221
Canada	3,729,740	576,181
Other foreign countries	2,140,433	—
Total	$17,351,062	$63,578,402

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

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco, Inc. by HACI for a purchase price equivalent to the total market value of Cenuco, Inc. stock outstanding prior to the Merger, plus the fair value of the options that automatically vested on the date of the Merger (approximately $64.4 million in the aggregate). Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of Cenuco, Inc. prior to the date of the Merger reflect the financial position and results of operations of HACI and its subsidiaries, with the results of operations of Cenuco, Inc. being consolidated with HACI commencing on May 20, 2005. Effective with the completion of the Merger, Cenuco, Inc. changed its fiscal year end to the last day of February, consistent with HACI’s fiscal year.

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $35,121,756 being recorded.

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

Goodwill and Indefinite Lived Intangibles

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49,675,436. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16,924,477 being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. 013fIn the fourth quarter of the fiscal year ended February 28, 2006, in accordance with SFAS No. 142, the Company completed the test for impairment in the carrying value of goodwill and determined that an impairment charge of $35,121,756 was required.

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

THIRTEEN WEEKS ENDED MAY 27, 2006 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 28, 2005  (RESTATED)

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

GROSS PROFIT

Consolidated gross profit increased by $3.3 million for the thirteen weeks ended May 27, 2006 from $1.1 million for the thirteen weeks ended May 28, 2005. For the HBC divisioin, the Playtex Acquisition resulted in an overall increase in gross profit by $4.3 million for the quarter. Inflationary increases resulting from rising oil prices impacted commodity pricing resulting in higher raw material prices for surfactants, mineral oil and bottles along with decreased production at both facilities negatively impacted the quarter by $0.6 million.

Gross profit for the WAD division decreased $0.4 million as a result of amortization expense of $0.4 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $4.4 million for the thirteen weeks ended May 27, 2006 compared to $2.7 million for the thirteen weeks ended May 28, 2005. The increase of $1.7 million is partially attributable to factors associated with May 20, 2005 merger with Cenuco, Inc and the Playtex product acquisition in November 2005. Specifically $0.6 million relates to amortization of intangibles assets for the Playtex asset acquisition . $0.4 million relates to increased expenses in the Company’s marketing department and $0.4 million as a result of increased operating expenses in the Cenuco Wireless division. The balance of the increase, ($0.3 million) relates to incremental salary, benefits and professional fees associated with being a public entity.

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

ASCENDIA BRANDS, INC.

By:	/s/ Steven R. Scheyer
Steven R. Scheyer, President & CEO

By:	/s/ John D. Wille
John D. Wille, Executive Vice President & Chief Financial Officer

Date: June 12, 2007