Form 10-K/A
period 2006-02-28
ASCENDIA BRANDS, INC.
filed 2007-06-25
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
Original filed August 11, 2006

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

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of its common stock on August 26, 2005, the last business day of the Company’s second quarter for the current fiscal year, as quoted on the American Stock Exchange, was approximately $28,620,943.*

As of June 22, 2007, 41,779,840 shares of common stock, par value $.001 per share, were outstanding.

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

- iii -

This amendment to the Annual Report on Form 10-K for the fiscal year ended February 28, 2006 (“Annual Form 10-K/A”) filed on August 11, 2006 reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the fiscal year ended February 28, 2006.

The restatement relates to the following adjustments:

1. As discussed in Note 1 to the consolidated financial statements, to revise the purchase price paid in connection with the Merger to correctly comply with the provisions of SFAS 141 and EITF 99-12. The revised purchase price reflects the use of the market value of the Company’s stock based on March 16, 2005, the date of the Merger Agreement and announcement instead of May 20, 2005, the effective date of the Merger. This increases the purchase price and the amount of goodwill by $18,700,756. In the fourth quarter of the fiscal year ended February 28, 2006, The Company determined that there was an impairment of the goodwill with respect to this reporting unit. As such, the impairment loss recorded in the fourth quarter for the fiscal year ended February 28, 2006 will be increased by $18,700,756 and is reflected in this amended Form 10-K for the fiscal year ended February 28, 2006.

2. As discussed in Note 1 to the consolidated financial statements, to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $653,659. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss by $653,659 to $47,732,837 for purposes of calculating loss per share.

3. As discussed in Note 1 to the consolidated financial statements, to reclassify amortization expense of $1,249,315 with respect to indentifiable intangible assets from for selling, general and administrative expense to cost of goods sold.

In addition to the above restatements and as more fully disclosed at Note 11(c), net loss per Series A Preferred share for periods prior to the reverse acquisition of Cenuco, Inc. on May 20, 2005 is presented to retrospectively reflect the number of equivalent shares received by HACI unitholders in connection with the reverse acquisition.

This Annual Form 10-K/A is being filed for purposes of amending the Annual Report on Form 10-K for the fiscal year ended February 28, 2006 (“Annual Form 10-K”) of the Company, which was originally filed on August 11, 2006, and provides information about the financial results for the fiscal years ended February 28, 2006 (as restated as described above) and February 28, 2005.

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

The financial information that is included in this Annual Form 10-K/A has been corrected as part of the restatement described above. This restatement is only related to the fiscal year ended February 28, 2006. All amounts included in this report as of and for the fiscal year ended February 28, 2005 are not affected by the restatement. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. Information in this Annual Form 10-K/A is generally stated as of February 28, 2006 and generally does not reflect any subsequent information or events other than the restatement.

With the filing of this Annual Form 10-K/A, the Company has amended the Annual Form 10-K. Accordingly, the Company’s Consolidated Financial Statements for the fiscal year ended February 28, 2006 and the related financial information contained in the Annual Form 10-K should no longer be relied upon.

- iv -

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

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco by HACI for a purchase price equivalent to the total market value of Cenuco stock outstanding at the date of announcement and agreement (March 16, 2005), plus the fair value of the options that automatically vested on the date of the Merger (approximately $64.4 million). The average closing stock price for the few days before, after and including March 16, 2005 was $4.58, for a total value of $63.0 million. The fair value of the options was $1.0 million. The capitalized transaction fees were $0.4 million. Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of Cenuco prior to the date of the Merger reflect the financial position and results of operations of HACI and HREI, with the results of operations of Cenuco being included commencing on May 20, 2005. Effective with the completion of the Merger Cenuco changed its fiscal year end to be the last day of February, consistent with HACI’s prior fiscal year.

In accordance with SFAS 141, Business Combinations, the Company determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, Inc. as follows, as revised in the quarter ended February 28, 2006:

Cash and cash equivalents	$6,002,887
Other current assets	496,526
Total current assets	6,499,413
Property, plant, and equipment	111,382
Goodwill	49,675,436
Intangibles - acquired core software technology	8,000,000
Other Assets	591,807
Total assets acquired	64,878,038
Total liabilities assumed	(473,590)
Estimated fair value of net assets acquired	$64,404,448

The initial estimated allocation of the purchase price equivalent was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that an allocation of value to these intangible assets was not appropriate and, identified the above noted core software technology intangible asset and estimated the related value to be $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. Subsequent to the increase of $18,700,756 in the purchase price and goodwill,.all of the goodwill of $49,675,436 related to the acquisition was assigned entirely to the WAD operating division. This goodwill is not deductible for income tax purposes. The difference in the amortization of the core software technology intangible asset since May 20, 2005 (based on a 5 year expected life) and the corresponding amount for the originally identified customer lists and brand name intangible assets amounted to $ 913,546. This amount has been reflected in the results of operations for the year ended February 28, 2006.

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company completed the test for impairment in the carrying value of goodwill and determined that an impairment charge of $16.4 million was required. After this restatement, the impairment charge is increased by $18.7 million to $35.1 million

Acquisition of Assets – Current Fiscal Year

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

The Company has not repurchased any of its equity securities during the quarter ended February 28, 2006.

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

(Amounts in $000’s, except per share)	Predecessor Ownership			Successor Ownership
	Year Ended 2/28/02	Year Ended 2/28/03	Period 3/1/03 to 5/31/03	Period 4/25/03 to 2/29/04	Year Ended 2/28/05	Year Ended 2/28/06 (restated)
Statement of Operations Data:
Net sales	$80,660	$73,019	$16,903	$55,046	$69,861	$79,562
Gross profit	13,825	10,048	2,645	6,803	7,491	4,055
Loss from operations	(15,992)	(8,265)	(1,086)	(1,195)	(2,756)	(46,427)
Net loss	(15,992)	(8,265)	(1,086)	(1,719)	(3,989)	(48,913)
Loss from operations per common share	N/A	N/A	N/A	N/A	N/A	(3.46)
Balance sheet data at end of period:
Total assets	35,777	29,294	28,735	24,461	24,036	102,946
Current portion of long-term debt	75	30,004	30,005	8,203	8,930	32
Long-term debt, less current portion	30,016	13	13	7,608	6,875	80,000
Other long-term obligations	375	427	463	673	673	967
Shareholders’ equity (deficit)/ members’ deficit	(16,478)	(24,510)	(25,569)	(1,815)	(5,830)	8,869
Cash dividends declared per common share	0	0	0	0	0	0

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

A significant portion of the loss for the year ended February 28, 2002, is due primarily to impairment and restructuring charges during predecessor ownership related to intangibles and other long-lived assets. In addition, the successor did not purchase all of the long-lived assets at June 1, 2003 from predecessor. The loss from operations and the net loss for the year ended February 28, 2006 include a $35,121 charge for an impairment in the carrying value of goodwill established in the Merger. Also reflected are the results of the merger with Cenuco as well as the acquisition of the Playtex products.

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

Year Ended February 28, 2006 (RESTATED) Compared to the Year Ended February 28, 2005

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

Gross Profit

Consolidated gross profit decreased by $3.4 million for the year ended February 28, 2006, from $7.5 million for the year ended February 28, 2005. The acquisition of the former Playtex brands resulted in an increase in gross profit by $4.7 million for the year. However, in accordance with SFAS 141, the Company recorded the inventory acquired at the fair market value, which negatively impacted gross profit of the brands for the year by $3.7 million, thus reducing gross profit on the former Playtex brands to $1.0 million. The Company has implemented cost reduction programs and continues to streamline its manufacturing process; however, inflationary increases resulting from rising oil prices resulting in higher raw material prices for surfactants, mineral oil and components negatively impacted the year by $3.2 million.

Gross profit for the WAD division was a negative $1.2 million due to the amortization of software technology being recorded in cost of goods sold in accordance with SFAS 86.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $15.4 million for the year ended February 28, 2006 compared to $10.2 million for the year ended February 28, 2005. This increase of $5.2 million is attributable to several factors associated with the product acquisition from Playtex and the May 20, 2005 merger with Cenuco, Inc. $0.3 million is related to the expansion of the marketing department to capitalize on the acquired products. In addition the Company incurred $0.7 million of incremental selling and administrative expenses related to the Transition Services Agreement with Playtex for the period November 16, 2005 to February 28, 2006. Amortization expense for the intangible assets acquired in the Playtex acquisition amounted to $0.9 million. An additional $1.0 million of the increase pertains to indirect costs for outside legal, consulting, and accounting fees relative to the filing of the 8K-A, strategic reviews of the business units and bank fees associated with potential capital sources which did not materialize. The wireless applications development division contributed $1.2 million of incremental cost this year and on a consolidated basis the Company incurred $1.1 million related to incremental salary, benefits and outside consulting fees in connection with becoming a public traded company.

Goodwill Impairment

Goodwill established in connection with the Merger on May 20, 2005 was first tested in the quarter ended February 28, 2006 in accordance with SFAS No. 142. This led to the Company recording an impairment charge of $35.1 million for the WAD division. There was no impairment testing in prior years or periods since no goodwill was recorded prior to the Merger.

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

Goodwill and Indefinite Lived Intangibles

As a result of the Merger on May 20, 2005, the Company recorded goodwill of $49.7 million. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed for impairment at least annually or more frequently if impairment indicators arise. In the fiscal quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a goodwill impairment of $35.1 million being recorded in the statement of operations for the fiscal year ended February 28, 2006.

All of the goodwill was assigned to the Wireless Application Division (“WAD”) reporting unit. We determined the carrying value of the WAD division on the basis of specifically identifiable assets and liabilities and given the stand alone nature of the division, we determined that it was not appropriate to allocate any corporate assets or liabilities from the health and beauty care division to WAD. To determine fair value of the WAD division at February 28, 2006, we utilized the income approach and market approach valuation models. The income approach used the discounted cash flow method applied to the division’s forecasted cash flow. A 25% discount rate was determined to be appropriate to reflect the level of risk associated with a reporting unit in the early stage of development and the level of uncertainty with achieving the forecasted sales and cash flows. This produced an indication of value of $23.4 million. The market approach produced an indication of value of $23.0 million. Based on above, we used $23.0 million as the fair value of the reporting unit at February 28, 2006. We used this fair value in arriving at an estimated fair value of goodwill of $14.6 million. We compared this to the existing recorded value of goodwill of $57.7 million and recorded the difference of $35.1 million as an impairment charge in the fourth quarter of fiscal 2006.

The cash flows and the indication of fair value with respect to the market approach were based upon forecasted sales of $2.3 million, $5.5 million and $10.3 million, respectively for the fiscal years 2007 through 2009. The sales forecast was based primarily on the anticipated development of enhanced software technology and WAD’s ability to further develop key partnerships and customer relationships to expand the distribution of its wireless technology software. If WAD does not achieve these sales forecasts the related estimated cash flows will not occur and a further material impairment in goodwill could occur.

Management has assessed the possible causes for the impairment in goodwill resulting from our analysis under SFAS 142. There were no significant changes in actual or estimated sales for the WAD division during this period, nor did the division lose any of major customers or market momentum. We also did not experience any loss of key personnel or change in management strategies that would have contributed materially to an impairment. Further, there were no changes to the competitive environment in which the WAD division operates, nor were there any adverse changes to the legal climate in which it operates. We have therefore concluded that the primary contributing factor leading to this impairment charge was the use of market price to establish the Merger date value of WAD, compared to the income and market valuation approaches used to calculate impairment under SFAS 142.

As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16,924,477 being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires other intangibles that have indefinite lives to not be amortized but to be reviewed at least annually for impairment or more frequently if impairment indicators arise. In the quarter ended February 28, 2007, in accordance with SFAS No. 142, the Company will test the carrying value of goodwill for impairment.

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

The above conclusion regarding the inadequacy of the Company’s internal controls as of February 28, 2006 relates to control deficiencies in the application of purchase accounting for acquisitions completed during the year and in the subsequent evaluation of goodwill for impairment which occurred in the fourth quarter. These control deficiencies resulted in the restatement of the Company’s first, second and third quarter financial statements, resulting from a reallocation of purchase price in accounting for the Merger, and a material audit adjustment to the goodwill impairment charge recorded in the fourth quarter. These control deficiencies could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses in our internal controls and resulted in our disclosure controls being ineffective as of February 28, 2006.

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

June 25, 2007

ASCENDIA BRANDS, INC.

By:	/s/ Steven R. Scheyer

Steven R. Scheyer

President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 25, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ Steven R. Scheyer

Steven R. Scheyer

President & Chief Executive Officer

By:	/s/ John D. Wille

John D. Wille

Executive Vice President & Chief Financial Officer

By:	/s/ Edward J. Doyle

Edward J. Doyle

Director and Chairman, Audit Committee

By:	/s/ Robert Picow

Robert Picow

Director

By:	/s/ Kenneth D. Taylor

Kenneth D. Taylor

Director

By:	/s/ Francis Ziegler

Francis Ziegler

Director

Financial Statements, commencing with F-1

F-1 to F-33. Ascendia Brands, Inc. and Subsidiaries – Audited Consolidated/ Combined Financial Statements as of and for the years ended February 28, 2006 and 2005 and for the period (inception) from April 25, 2003 to February 29, 2004.

F-34 to F-52. Lander Holdings, Inc. – Audited Consolidated Financial Statements for the period from March 1, 2003 to May 31, 2003.

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

As described in Note 1, the Company has restated its consolidated financial statements for the year ended February 28, 2006 to reflect an increase in the purchase price attributable to Cenuco, Inc and the subsequent related goodwill impairment charge, to record a deemed dividend to the holders of Series A Preferred Stock and to reclassify amortization of core software technologies from selling general and administrative expenses to cost of goods sold.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

July 5, 2006, except for Note 6(b), which is as of August 3, 2006, and Note 1, which is as of May 31, 2007

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

We also have audited the calculation of loss per share presented for the period from April 25, 2003 (inception) to February 28, 2004 (2004) described in Note 11(c), resulting from the reverse acquisition on May 20, 2005. In our opinion such amount is properly presented. We were not engaged to audit, review or apply any procedures to the 2004 consolidated financial statements of the Company other than with respect to the calculation of loss per share and, accordingly, we do not express an opinion or any other form of assurance on the 2004 consolidated financial statements taken as a whole.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

August 12, 2005, except for Note 12(b), which is as of November 16, 2005 and Note 11(c), which is as of June 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Hermes Acquisition Company I LLC:

We have audited the accompanying combined statements of operations, members’ deficit, and cash flows, before the effects of the adjustment to retrospectively present earnings per share data and disclose the number of preferred shares used in computing the basic and diluted loss per preferred share as described in Notes 2 and 11(c), of Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC (collectively d.b.a. Lander, the Company) for the period from April 25, 2003 (inception) to February 29, 2004. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements, before the effects of the adjustment to retrospectively present earnings per share data and disclose the number of preferred shares used in computing the basic and diluted loss per preferred share as described in Notes 2 and 11(c), referred to above present fairly, in all material respects, the results of operations and the cash flows of Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC for the period from April 25, 2003 (inception) to February 29, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, PA

January 21, 2005

Ascendia Brands, Inc. and Subsidiaries

Consolidated/ Combined Balance Sheets

	Restated February 28, 2006	February 28, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,876,294	$31,763
Trade receivables, net of allowances
of $527,604 at February 28, 2006
and $547,306 at February 28, 2005	6,470,937	8,002,867
Miscellaneous receivables	1,692,721	93,964
Note receivable, current portion	94,858	—
Inventories	16,269,374	8,725,952
Prepaid expenses and other	678,896	470,653

Total current assets	27,083,080	17,325,199

Property, plant and equipment, net	6,502,441	6,017,533
Goodwill	14,553,680	—
Intangibles, net	53,202,854	—
Note receivable, less current portion	339,581	—
Other assets, net	1,264,540	692,817

Total assets	$102,946,176	$24,035,549

LIABILITIES AND STOCKHOLDERS’ EQUITY / MEMBERS’ (DEFICIT)
Current Liabilities:
Accounts payable	$9,023,858	$10,541,956
Accrued expenses	2,851,928	2,547,521
Accrued interest	1,202,488	297,964
Current portion of long-term debt	31,749	8,929,540
Total current liabilities	13,110,023	22,316,981
Long-term debt, less current portion	80,000,000	6,875,296
Long-term pension obligation	967,386	673,328
Total liabilities	94,077,409	29,865,605

Stockholders’ equity / members’ (deficit):
Convertible preferred stock, par value $.001 per share;
Authorized 1,000,000 shares; issued and outstanding 2,553.6746 shares
at February 28, 2006; no shares issued and outstanding at February 28, 2005	3	—
Common stock, par value $.001 per share;
Authorized 25,000,000 shares; issued and outstanding 13,882,056 shares
at February 28, 2006; no shares issued and outstanding at February 28, 2005	13,882	—
Additional paid in capital	57,261,515	—
Accumulated deficit	(47,732,837)	—
Members’ contributed capital	—	2,000
Accumulated members’ deficit	—	(5,707,597)
Accumulated other comprehensive loss	(673,796)	(124,459)
Total stockholders’ equity / members’ (deficit)	8,868,767	(5,830,056)

Total liabilities and stockholders’ equity / members’ (deficit)	$102,946,176	$24,035,549

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated/ Combined Statements of Operations

			For the period
			From April 25, 2003
	For the year ended		(inception) to
	February 28, 2006	February 28, 2005	February 29, 2004
	Restated
Net sales	$79,562,219	$69,860,802	$55,046,015
Cost of sales	75,507,825	62,369,597	48,243,281

Gross Profit	4,054,394	7,491,205	6,802,734

Operating expenses:
Selling and marketing	4,436,647	3,867,105	3,084,479
General and administrative	10,922,388	6,380,096	4,913,210
Goodwill impairment	35,121,756	—	—

Loss from operations	(46,426,397)	(2,755,996)	(1,194,955)

Other income, net	3,137,691	206,097	211,335
Interest expense, net	(5,624,466)	(1,438,863)	(735,215)
Total other/interest expense	(2,486,775)	(1,232,766)	(523,880)

Loss before income taxes	(48,913,172)	(3,988,762)	(1,718,835)

Income taxes	—	—	—

Net loss	$(48,913,172)	$(3,988,762)	$(1,718,835)

Basic and diluted loss
per common share	$(3.46)	N/A	N/A
Basic and diluted loss per
preferred share - restated	$(718)	$(1,562)	$(673)

Shares used in computing loss per share:
Basic and diluted – common	13,795,100	N/A	N/A
Basic and diluted – preferred - restated	2,553.7	2,553.7	2,553.7

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated/ Combined Statements of Stockholders’/ Members’ Equity (Deficit)

	Series A Preferred Stock Shares	Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Members' Contributed Capital	Accumulated Members' Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity/ Members' (Deficit)

Balance at April 25, 2003 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-	(1,718,835)	-	(1,718,835)
Foreign currency translation	-	-	-	-	-	-	-	-	(98,105)	(98,105)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(1,816,940)
Equity contribution	-	-	-	-	-	-	2,000	-	-	2,000
Balance at February 29, 2004	-	-	-	-	-	-	2,000	(1,718,835)	(98,105)	(1,814,940)

Net loss	-	-	-	-	-	-	-	(3,988,762)	-	(3,988,762)
Foreign currency translation	-	-	-	-	-	-	-	-	(26,354)	(26,354)
Total comprehensive loss										(4,015,116)
Balance at February 28, 2005	-	-	-	-	-	-	2,000	(5,707,597)	(124,459)	(5,830,056)

Foreign currency translation	-	-	-	-	-	-	-	-	(202,170)	(202,170)
Minimum pension liability, net of tax	-	-	-	-	-	-	-	-	(347,167)	(347,167)
Net loss to date of recapitalization and Merger	-	-	-	-	-	-	-	(1,833,994)	-	(1,833,994)
Net loss subsequent to Merger - Restated	-	-	-	-	-	(47,079,178)	-	-	-	(47,079,178)
Total comprehensive loss: - Restated	-	-	-	-	-	-	-	-	-	(49,462,509)
Conversion from LLC to Corporation	2,553.7	3	-	-	(7,541,591)	-	-	7,541,591	-	3
Series A preferred stock - beneficial conversion feature accreted as a dividend - Restated	-	-	-	-	653,659	(653,659)	-	-	-	-
Exercise of warrants	-	-	131,500	131	131,369	-	-	-	-	131,500
Reverse acquisition of Cenuco, Inc. - Restated	-	-	13,750,556	13,751	64,018,078	-	(2,000)	-	-	64,029,829

Balance at February 28, 2006 - Restated	2,553.7	$3	13,882,056	$13,882	$57,261,515	$(47,732,837)	$-	$-	$(673,796)	$8,868,767

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated/ Combined Statements of Cash Flows

			For the period
			From April 25, 2003
	For the year ended		(inception) to
	February 28, 2006	February 28, 2005	February 29,2004
Cash flows from operating activities:	Restated
Net loss	$(48,913,172)	$(3,988,762)	$(1,718,835)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,076,956	983,807	652,942
Goodwill impairment	35,121,756	—	—
Provision for bad debts	244,295	252,470	438,000
Amortization of deferred financing costs	1,950,507	166,246	93,825
Gain on settlement of Seller’s Note	(2,500,000)	—	—
Changes in operating assets and liabilities:
Trade receivables	1,350,987	231,980	(2,967,982)
Inventories	(7,521,783)	(158,372)	1,503,944
Prepaid expenses and other	(1,604,056)	409,097	(403,194)
Other assets	71,058	(431,837)	—
Accounts payable	(1,571,781)	2,782,720	3,069,223
Accrued expenses	958,316	812,652	(1,065,972)
Long-term pension obligations	(53,109)	300	(53,698)
Net cash (used in) provided by operating activities	(19,390,026)	1,060,301	(451,747)
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	6,002,887	—	—
Proceeds from note receivable	93,285	—	—
Acquisitions, net of cash acquired	—	—	(11,091,456)
Purchase of property, plant and equipment	(1,361,252)	(481,157)	(4,103,373)
Disposal of fixed assets	26,097	—	—
Purchase of intellectual property	(47,270,343)	(422,837)	—
Net cash used in investing activities	(42,509,326)	(903,994)	(15,194,829)
Cash flows from financing activities
Bridge loan proceeds	80,000,000	—	—
Net (repayments) borrowings of short-term debt/ revolver	(5,698,935)	729,158	7,469,777
Proceeds from machinery and equipment term loans	—	—	1,467,000
Proceeds from real estate term loans	—	—	2,450,000
Proceeds from subordinated note	—	—	4,500,000
Financing costs	(2,912,360)	(93,750)	—
Repayments of long-term debt	(7,520,743)	(676,853)	(240,374)
Repayments of capital lease	(53,409)	(58,572)
Equity contribution	—	—	2,000
Proceeds from exercise of warrants	131,500	—	—
Net cash provided by (used in) financing activities	63,946,053	(100,017)	15,648,403
Effect of exchange rates on cash	(202,170)	(26,354)	—
Net increase in cash and cash equivalents	1,844,531	29,936	1,827
Cash and cash equivalents at the beginning of period	31,763	1,827	—
Cash and cash equivalents at the end of period	$1,876,294	$31,763	$1,827

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,816,311	$984,973	$661,927
Assets acquired under capital leases	—	—	144,860
Reverse acquisition, excluding cash acquired (Note 1):
Fair value of tangible assets acquired	1,199,715	—	—
Goodwill and identifiable intangible assets acquired	57,675,436	—	—
Liabilities assumed	(473,590)	—	—
Net assets acquired	$58,401,561	—	—

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

For financial reporting purposes, the Merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco by HACI for a purchase price equivalent to the total market value of Cenuco stock outstanding at the date of announcement and agreement (March 16, 2005), plus the fair value of the options that automatically vested on the date of the Merger (approximately $64.4 million). The average closing stock price for the few days before, after and including March 16, 2005 was $4.58, for a total value of $63.0 million. The fair value of the options was $1.0 million. The capitalized transaction fees were $0.4 million. Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of Cenuco prior to the date of the Merger reflect the financial position and results of operations of HACI and HREI, with the results of operations of Cenuco being included commencing on May 20, 2005. Effective with the completion of the Merger Cenuco changed its fiscal year end to be the last day of February, consistent with HACI’s prior fiscal year.

The restatement included in this amended Form 10-K reflects the following adjustments:

1. As discussed in Note 1 to revise the purchase price paid in connection with the Merger to correctly comply with the provisions of SFAS 141 and EITF 99-12. The revised purchase price reflects the use of the market value of the Company’s stock based on March 16, 2005, the date of the Merger Agreement and announcement instead of May 20, 2005, the effective date of the Merger. This increases the purchase price and the amount of goodwill by $18,700,756. In the fourth quarter of the fiscal year ended February 28, 2006, the Company determined that there was an impairment of the goodwill with respect to this reporting unit. As such, the impairment loss recorded in the fourth quarter for the fiscal year ended February 28, 2006 was increased by $18,700,756 and is reflected in this amended Form 10-K for the fiscal year ended February 28, 2006.

2. As discussed in Note 11 , to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $653,659. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss by $653,659 to $47,732,837 for purposes of calculating loss per share.

3. As discussed in Note 2, to reclassify amortization expense of $1,249,315 with respect to indentifiable intangible assets from for selling, general and administrative expense to cost of goods sold.

In addition to the above restatements and as more fully disclosed at Note 11(c), net loss per Series A Preferred share for periods prior to the reverse acquisition of Cenuco, Inc. on May 20, 2005 is presented to retrospectively reflect the number of equivalent shares received by HACI unitholders in connection with the reverse acquisition.

This Annual Form 10-K/A is being filed for purposes of amending the Annual Report on Form 10-K for the fiscal year ended February 28, 2006 (“Annual Form 10-K”) of the Company, which was originally filed on August 11, 2006, and provides information about the financial results for the fiscal years ended February 28, 2006 (as restated as described above) and February 28, 2005.

The above noted revisions impacted the consolidated balance sheet and the consolidated statement of Stockholders’ Equity at February 28, 2006, and the consolidated statement of operations for the year ended February 28, 2006.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, as revised in the fourth quarter, to be as follows:

Cash and cash equivalents	$6,002,887
Other current assets	496,526
Total current assets	6,499,413
Property, plant, and equipment	111,382
Goodwill	49,675,436
Intangibles - acquired software technology	8,000,000
Other Assets	591,807

Total assets acquired	64,878,038

Total liabilities assumed	(473,590)

Estimated fair value of net assets acquired	$64,044,448

The initial estimated allocation of the purchase price equivalent was made by the Company in the thirteen weeks ended May 28, 2005 and included an allocation to customer lists and brand name intangibles assets totaling $2,473,025. In the quarter ended February 28, 2006, the Company determined that an allocation of value to these intangible assets was not appropriate and, identified the above noted core software technology intangible asset and estimated the related value to be $8,000,000. This revision resulted in $5,526,975 less being allocated to goodwill. . Subsequent to the increase of $18,700,756 in the purchase price and goodwill,. all of the goodwill of $49,675,436 related to the acquisition was assigned entirely to the WAD operating division. This goodwill is not deductible for income tax purposes. The difference in the amortization of the core software technology intangible asset since May 20, 2005 (based on a 5 year expected life) and the corresponding amount for the originally identified customer lists and brand name intangible assets amounted to $913,546. This amount has been reflected in the results of operations for the year ended February 28, 2006.

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $16.4 million being recorded in the statement of operations. After this restatement, the impairment charge is increased by $18.7 million to $35.1 million

ACQUISITION FOLLOWING FORMATION

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

Amortizable Intangible Assets - Restated

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, the Company recorded intangible assets of $8,000,000, related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $1,249,315 for the year ended February 28, 2006. There was no amortization expense on these intangible assets in prior years. In accordance with SFAS 86, this expense is being reclassified from selling, general and administrative expenses to cost of goods sold.

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

Goodwill and Other Intangible Assets - Restated

The changes in the carrying amount of goodwill for the fiscal year ended February 28, 2006 are as follows:

Restated
Beginning balance	$—
Goodwill as a result of the Merger	49,675,436
Goodwill impairment	(35,121,756)
Ending Balance	$14,553,680

In the fourth quarter of fiscal 2006, the Company completed its impairment tests of goodwill and concluded an impairment of $35,121,000 was necessary (see Note 1).

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

Earnings (loss) per share data for periods prior to the reverse acquisition on May 20, 2005 have been presented to reflect the number of equivalent Series A Preferred shares received by the acquiring company’s shareholders in the reverse acquisition (Note 11 (c)).

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

Net periodic pension costs of the defined benefit pension plans for the year ended February 28, 2006 were as follows:

	US	Canada	Total
Service costs on benefits earned during the year	$81,908	$208,536	$290,444
Interest cost on projected benefit obligation	100,543	176,581	277,124
Expected return on plan assets	(99,126)	(170,855)	(269,981)
Net periodic pension cost	$83,325	$214,262	$297,587

The present value of benefit obligations and funded status of the Plans as computed by the actuaries as of February 28, 2006 were as follows:

	US	Canada	Total
Projected benefit obligation	$(1,811,228)	$(3,441,049)	$(5,252,277)
Plan assets at fair value	1,584,084	2,736,684	4,320,768
Funded status	(227,144)	(704,365)	(931,509)
Unrecognized net loss	(150,866)	(196,301)	(347,167)
Net pension liability	$(378,010)	$(900,666)	$(1,278,676)

As of February 28, 2006, the accumulated benefit obligation was $1,962,094 for the U.S. Plan and $3,169,280 for the Canadian Plan.

Amounts recognized in the consolidated balance sheet as of February 28, 2006 consist of:

	US	Canada	Total
Current portion of accrued benefit liability, included in accrued expenses	$(103,278)	$(208,012)	$(311,290)
Long term portion of accrued benefit liability, included in other long term liabilities	(274,732)	(692,654)	(967,386)
Net amount recognized	$(378,010)	$(900,666)	$(1,278,676)

Weighted-average assumptions used in developing the projected benefit obligation and net cost as of and for the year ended February 28, 2006 were as follows:

Restated	US	Canada
Discount rate	5.50%	5.00%
Rate of increase in compensation - US is a flat rate as per negotiation with local Union	0.00%	3.00%
Rate of return on plan assets	6.50%	7.00%

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

Following is a roll forward of the projected benefit obligation and the plan assets for fiscal 2006:

	US	Canada	Total
Benefit obligation at
February 28, 2005	$1,847,272	$2,942,532	$4,789,804
Service cost	81,908	208,536	290,444
Interest cost	100,543	176,581	277,124
Plan participants’ contributions	—	69,632	69,632
Actuarial (gain) /loss	108,114	166,049	274,163
Other	—	211,504	211,504
Benefits paid	(175,743)	(137,484)	(313,227)
Benefit obligation at
February 28, 2006	$1,962,094	$3,637,350	$5,599,444

Fair value of plan assets at
February 28, 2005	$1,589,586	$2,208,106	$3,797,692
Actual return on plan assets	52,325	221,939	274,264
Employer contributions	117,916	215,777	333,693
Plan participant contributions	—	69,632	69,632
Other	—	158,714	158,714
Benefits paid	(175,743)	(137,484)	(313,227)
Fair value of plan assets at
February 28, 2006	$1,584,084	$2,736,684	$4,320,768

Net periodic pension costs of the defined benefit pension plans for the year ended February 28, 2005 were as follows:

	US	Canada	Total

Service costs on benefits earned during the period	$80,544	$183,379	$263,923
Interest cost on projected benefit obligation	99,262	156,446	255,708
Expected return on plan assets	(99,100)	(147,411)	(246,511)
Net periodic pension cost	$80,706	$192,414	$273,120

The present value of benefit obligations and funded status of the Plans as computed by the actuaries as of February 28, 2005 were as follows:

	US	Canada	Total
Projected benefit obligation	$(1,847,272)	$(2,942,532)	$(4,789,804)
Plan assets at fair value	1,589,586	2,208,106	3,797,692
Funded status	(257,686)	(734,426)	(992,112)
Unrecognized net loss	—	75,882	75,882
Net liability	$(257,686)	$(658,544)	$(916,230)

As of February 28, 2005, the accumulated benefit obligation was $1,847,272 for the U.S. Plan and $2,587,511 for the Canadian Plan. Amounts recognized in the combined balance sheet as of February 28, 2005 consist of:

	US	Canada	Total
Current portion of accrued benefit liability, included in accrued expenses	$(120,000)	$(136,206)	$(256,206)
Long term portion of accrued benefit liability, included in other long term liabilities	$(137,686)	$(535,642)	$(673,328)
Net amount recognized	$(257,686)	$(671,848)	$(929,534)

Weighted-average assumptions used in developing the projected benefit obligation and net cost for the year ended February 28, 2005 were as follows:

Restated	US	Canada
Discount rate	5.75%	5.25%
Rate of increase in compensation - US is a flat rate per negotiation with local Union	0.00%	3.00%
Rate of return on plan assets	6.50%	7.00%

The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Following is a roll forward of the projected benefit obligation and the plan assets for the year ended February 28, 2005:

	US	Canada	Total
Benefit obligation at
February 28, 2004	$1,822,198	$2,605,331	$4,427,529
Service cost	80,544	183,380	263,924
Interest cost	99,262	156,446	255,708
Plan participants’ contributions	—	68,391	68,391
Actuarial gain and other	(41,221)	201,607	160,386
Benefits paid	(113,511)	(272,623)	(386,134)
Benefit obligation at
February 28, 2005	$1,847,272	$2,942,532	$4,789,804
Fair value of plan assets at
February 28, 2004	$1,506,631	$2,105,121	$3,611,752
Actual return on plan assets	65,379	101,498	166,877
Employer contributions	131,087	205,719	336,806
Plan participants’ contributions	—	68,391	68,391
Benefits paid	(113,511)	(272,623)	(386,134)
Fair value of plan assets at
February 28, 2005	$1,589,586	$2,208,106	$3,797,692

Net periodic pension costs of the defined benefit pension plans covering the period April 25, 2003 (inception) to February 29, 2004 were as follows:

	US	Canada	Total
Service costs on benefits earned during the period	$68,401	$119,071	$187,472
Interest cost on projected benefit obligation	73,719	99,885	173,604
Expected return on plan assets	(70,047)	(82,235)	(152,282)
Net periodic pension cost	$72,073	$136,721	$208,794

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

Pre-tax loss (income) for the years ended February 28, 2006 and 2005 and for the period from April 25, 2003 (inception) to February 29, 2004 is as follows:

	Restated 2006	2005	4/25/2003 to 2/29/2004
United States	$48,362,420	$3,963,260	$1,815,455
Foreign	550,752	25,502	(96,620)
	$48,913,172	$3,988,762	$1,718,835

The significant components of the Company’s net deferred tax assets at February 28, 2006 and 2005 are as follows:

Deferred tax assets (liabilities):

	February 28, 2006	February 28, 2005
Accounts receivable	$180,000	$170,000
Inventory	240,000	183,000
Fixed asset depreciation and amortization	(305,000)	(212,000)
Cenuco Intangibles	(2,633,000)	—
Accrued expenses and other	530,000	348,000
Net operating loss carry forward	7,755,000	2,164,000
Total deferred tax assets	5,767,000	2,653,000

Valuation allowance	(5,767,000)	(2,653,000)
Net deferred tax assets	$—	$—

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
		2,493,544

NOTE 11 -- CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE - Restated

Capital Structure:

(a) At February 28, 2006, the outstanding share capital of the Company is comprised of: (i) 13,882,056 shares of common stock (“Common Stock”), and (ii) 2,553.7 shares of Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”).

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

This filing is being amended to record the impact on the beneficial conversion feature with respect to the Series A Preferred Stock. For the year ended February 28, 2006, this amended filing allocates $653,659 of income to the Series A Preferred Stock shareholders and correspondingly allocates an additional loss of $653,659 to Common Stock shareholders. This reallocation is reflected in the revised table shown below.

The Series A Convertible Preferred Stock contain an anti-dilution provision that increases the rate at which the instrument is convertible into common shares each time the Company issues common shares. The Company recorded the value of the incremental shares at the traded market value on the date of adjustment as a Series A Preferred Stock Beneficial Conversion Feature Accreted as a dividend.

(b) Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2) for the year ended February 28, 2006:

Allocation of net loss	Restated
Basic and Diluted:
- Common Stock	$(47,732,837)
- Series A Preferred	(1,833,994)
(49,566,831)
Series A preferred stock - beneficial conversion feature accreted as a dividend	653,659
Net loss	$(48,913,172)

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock utilized in the calculation of loss per share for the year ended February 28, 2006:

Weighted average number of Common Stock shares - basic and diluted	13,795,100

Weighted average number of Series A Preferred shares -
basic and diluted	2,554

Basic and diluted net loss per share - common - restated	$(3.46)

Basic and diluted net loss per share -
Series A Preferred	$(718)

(c) Net loss per Series A Preferred share for periods prior to the reverse acquisition of Cenuco, Inc. on May 20, 2005 (Note 1) is presented to retrospectively reflect the number of equivalent shares received by HACI unitholders in connection with the reverse acquisition. Accordingly, such amounts for the year ended February 28, 2005 and for the period from April 25, 2003 (inception) to February 28, 2004 assume that 2,553.7 Series A Preferred shares were outstanding during these periods, resulting in a $(1,562) basic and diluted loss per share and a $(673) basic and diluted loss per share, respectively.

NOTE 12 -- SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex asset acquisition are reported in the HBC Division. The Company operated in only one division prior to the Merger on May 20, 2005. Accordingly, only geographic information is presented for periods prior to the current fiscal year ended February 28, 2006.

YEAR ENDED FEBRUARY 28, 2006

DIVISION	HBC	Restated WAD	Restated TOTAL
Net Sales	$79,518,368	$43,851	$79,562,219
Loss from operations	(8,842,959)	(37,583,438)	(46,426,397)
Net loss	(11,373,482)	(37,539,690)	(48,913,172)

Total Assets	$80,827,933	$22,118,243	$102,946,176

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Year ended February 28, 2006:
United States	$54,907,353	$73,614,864
Canada	15,938,200	644,111
Other foreign countries	8,716,666	—
Total	$79,562,219	$74,258,975

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Year ended February 28, 2005:
United States	$45,954,190	$6,150,610
Canada	15,310,361	559,740
Other foreign countries	8,596,251	—
Total	$69,860,802	$6,710,350

GEOGRAPHIC	NET SALES
For the period from April 25, 2003 (inception) to February 29, 2004:
United States	$35,082,786
Canada	13,358,400
Other foreign countries	6,604,829
Total	$55,046,015

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

	Restated Year ended February 28, 2006	Year ended February 28, 2005
Net sales	$79,602,256	$69,875,802
Net loss before amortization of intangibles	(48,240,031)	(5,188,762)
Amortization of intangible assets	(1,600,000)	(1,600,000)
Net loss	$(49,840,031)	$(6,788,762)
Loss per common share - basic and diluted	$(3.61)	$(0.49)
Weighted average shares	13,795,100	13,750,556

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results for the years ended February 28, 2006 and 2005:

	Thirteen Weeks Ended
	May 28 2005	August 27 2005 (1)	November 26 2005 (1)	February 28 2006 (2)
2006		Restated	Restated	Restated
Net sales	$17,351,062	$16,840,788	$18,376,637	$26,993,732
Gross profit	1,051,537	803,596	1,229,113	970,148
Net loss	(2,128,490)	(2,505,137)	(515,445)	(43,764,100)
Loss per share:
Basic and diluted - common	$(0.02)	$(0.21)	$(0.05)	$(3.16)
Basic and diluted - preferred - restated	$(718.00)	$0	$0	$0

	Thirteen Weeks Ended
	May 29 2004	August 28 2004	November 27 2004	February 28 2005
2005
Net sales	$17,562,444	$16,448,871	$18,017,820	$17,831,667
Gross profit	2,606,535	1,675,777	1,897,426	1,311,467
Net loss	(322,642)	(929,529)	(586,404)	(2,150,187)
Loss per share:
Basic and diluted - common	N/A	N/A	N/A	N/A
Basic and diluted - preferred - restated	(126)	(364)	(230)	(842)

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

(2)   Net loss for the thirteen weeks ended February 28, 2006 includes a $35.1 million goodwill impairment charge related to the Company’s WAD operating division.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL
PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

LANDER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 1 TO MAY 31, 2003

Cash flows from operating activities:
Net loss	$(1,086,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,130
Provision for bad debts	277,829
Loss on sale of equipment	72,678
Impairment of long-lived assets	74,034
Changes in operating assets and liabilities:
Accounts receivable	1,612,458
Inventories	(587,013)
Other receivables and prepaid expenses	(328,939)
Advances to affiliates	(15,382)
Other assets	3,942
Accounts payable and accrued expenses	(821,716)

NET CASH USED IN OPERATING ACTIVITIES	(482,217)

NET CASH USED IN INVESTING ACTIVITIES; PURCHASE OF PROPERTY, PLANT AND EQUIPMENT	(192,675)

Cash flows from financing activities:
Net borrowings under lines of credit	744,320
Repayments of long term debt	(1,049)

NET CASH PROVIDED BY FINANCING ACTIVITIES	743,271

NET DECREASE IN CASH AND CASH EQUIVALENTS	68,379

Cash and cash equivalents at beginning of period	148,953

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217,332

Supplemental disclosures of cash flow information:
Cash paid during the period for – Interest	$78,316

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

The Company paid another related party $85,214 for various professional services including customer service and accounting.

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