Form 10-Q/A
period 2006-08-26
ASCENDIA BRANDS, INC.
filed 2007-07-03
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
Original filed October 22, 2006

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

On June 22, 2007, the issuer had outstanding 41,779,840 shares of common stock, $.001 par value per share.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

THIRTEEN WEEKS ENDED AUGUST 26, 2006

INDEX

PAGE

PART I. - Financial Information - Restated

Item 1 - Financial Statements	1

Consolidated Balance Sheets
As of August 26, 2006 (Unaudited) and February 28, 2006	1

Consolidated Statements of Operations (Unaudited)
For the Thirteen and Twenty-Six Weeks ended August 26, 2006 and August 27, 2005	2

Consolidated Statement of Stockholders’ Equity
For the Twenty-Six Weeks ended August 26, 2006 (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)
For the Twenty-Six Weeks ended August 26, 2006 and August 27, 2005	4

Notes to Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis And Results of Operations	27

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	46

Item 4 - Controls and Procedures	47

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	48

Item 1A - Risk Factors	49

Item 6 - Exhibits	54

Signatures	55

 EXPLANATORY NOTE

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 26, 2006 (“Second Quarter Form 10-Q/A”) initially filed on October 22, 2006 reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the thirteen and twenty-six weeks ended August 26, 2006 and August 27, 2005. The restatement relates to the following adjustments:

1. As discussed in Note 1 to reflect the increase in paid-in capital and corresponding increase in accumulated deficit of $18.7 million with respect to the increase in the value of the assets (goodwill) acquired in May 2005 in connection with the Merger followed by the write-off of same amount in February 2006 due to impairment of goodwill.

2. As discussed in Note 6 to reflect the following changes due to the revised valuation of the compound derivative liability initially recorded on August 2, 2006 and revalued at the end of the period on August 26, 2006. The original valuation model included the full value of the debt and the equity associated with the Notes. The Company determined that the derivative valuation model should be revised to exclude any element related to the fair value of the debt other than the bifurcated derivatives.

-  Reduce the value of compound derivative liability on August 2, 2006 from $86.4 million to $38.3 million

-  Reduce the value of the debt discount on convertible secured notes recorded on August 2, 2006 from $91.0 million to $50.4 million

-  Eliminate the August 2, 2006 $6.9 million loss on issuance of debt as a result of the above noted lower debt discount value

-  Increase paid-in capital and debt discount by $0.6 million for a revision in the value of the warrants issued in connection with convertible secured notes on August 2, 2006

-  Reduce the value of compound derivative liability on August 26, 2006 from $75.2 million to $30.4 million

-  Reduce the value of the debt discount on convertible secured notes recorded on August 26 2006 from $90.8 million to $50.1 million

-  Reduce the gain on revaluation of derivative liability between August 2 and August 26, 2006 from $11.2 million to $8.0 million

The net result of the above adjustments is to increase the amount of net income for the period by $3.7 million, increase stockholders’ equity as of August 26, 2006 by $4.3 million and decrease the recorded value of long-term debt by $4.3 million.

3. As discussed in Note 10 to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $0 and $204 thousand, respectively for the thirteen and twenty-six weeks ended August 26, 2006, and in the amount of $364 thousand for the thirteen and twenty-six weeks ended August 27, 2005. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss or decrease the income by the amount of the deemed dividend for purposes of calculating income (loss) per common share.

4. As discussed in Note 2 to the financial statements, to reclassify amortization expense of $0.4 million and $0.8 million, respectively for the thirteen and twenty-six weeks ended August 26, 2006 and to reclassify amortization expense of $0.4 million and $0.4 million, respectively for the thirteen and twenty-six weeks ended August 27, 2005 with respect to indentifiable intangible assets from selling, general and administrative expense to cost of goods sold.

This Second Quarter Form 10-Q/A is being filed for purposes of amending the Quarterly Report on Form 10-Q for the thirteen and twenty-six weeks ended August 26, 2006 (“Second Quarter Form 10-Q”) of the Company, which was originally filed on October 22, 2006 and provides information about the financial results for the thirteen and twenty-six weeks ended August 26, 2006 and August 27, 2005.

The following items have been amended as a result of the restatement:

•	Part I - Item 1 - Consolidated Financial Statements (unaudited)
•	Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II - Item 1 - Legal Proceedings

The Company has supplemented Item 6 of Part II to include current certifications of the Company’s chief executive officer and chief financial officer pursuant to the Securities Exchange Act of 1934, as amended, filed as Exhibits 31.1, 31.2 and 32 to this First Quarter Form 10-Q/A.

The financial information that is included in this Second Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement also includes the restated information included in the current restatements as of and for the thirteen weeks ended August 26, 2006 and as of February 28, 2006. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Information in this Second Quarter Form 10-Q/A is generally stated as of August 26, 2006 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this Second Quarter Form 10-Q/A may have been revised to reflect events and developments subsequent to August 26, 2006.

With the filing of this Second Quarter Form 10-Q/A, the Company has amended the Second Quarter Form 10-Q. Accordingly, the Company’s Consolidated Financial Statements for the thirteen and twenty-six weeks ended August 26, 2006 and the related financial information contained in the Second Quarter Form 10-Q should no longer be relied upon.

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	Restated August 26, 2006	February 28, 2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$225	$1,876
Trade receivables, net of allowances of $734 at August 26, 2006 and $528 at February 28, 2006	12,255	6,471
Inventories	14,987	16,269
Miscellaneous receivables	44	1,693
Note receivable, current portion	97	95
Prepaid expenses and other	808	679

Total current assets	28,416	27,083

Property, plant and equipment, net	6,542	6,502
Goodwill	14,554	14,554
Intangibles, net	50,928	53,203
Notes receivable, less current portion	282	340
Other assets, net	7,862	1,264

Total assets	$108,584	$102,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,329	$9,024
Accrued expenses	3,457	2,852
Accrued interest	600	1,202
Current portion of long-term debt	9	32
Total current liabilities	14,395	13,110
Long-term debt, less current portion	79,338	80,000
Long-term pension obligation	1,017	967
Total liabilities	94,750	94,077

Stockholders’ equity:
Convertible preferred stock, par value $.001 per share; Authorized 1,000,000 shares; issued and outstanding 2,347.7746 shares at August 26, 2006 and issued and outstanding 2,553.6746 shares at February 28, 2006	—	—
Common stock, par value $.001 per share; Authorized 225,000,000 shares; issued and outstanding 13,913,056 shares at August 26, 2006 and issued and outstanding 13,882,056 shares at February 28, 2006	14	14
Additional paid in capital	62,907	57,262
Accumulated deficit	(48,343)	(47,733)
Accumulated comprehensive loss	(744)	(674)
Total stockholders’ equity	13,834	8,869
Total liabilities and stockholders’ equity	$108,584	$102,946

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

(Restated)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended		For the twenty-six weeks ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005

Net sales	$24,404	$16,841	$49,326	$34,192
Cost of sales	20,334	16,037	40,915	32,337

Gross Profit	4,070	804	8,411	1,855

Operating expenses:
Selling and marketing	1,457	877	2,858	1,844
General and administrative	3,965	2,216	6,938	3,952
Total operating expenses	5,422	3,093	9,796	5,796

Loss from operations	(1,352)	(2,289)	(1,385)	(3,941)

Other income (loss):
Interest expense, net	(3,045)	(369)	(5,530)	(765)
Amortization of finance fees and debt discount	(439)	—	(1,610)	—
Gain on revaluation of compound derivative liability	7,975	—	7,975	—
Other income (expense), net	(1)	153	144	72
Total other income (loss)	4,490	(216)	979	(693)

Income (loss) before income taxes	3,138	(2,505)	(406)	(4,634)

Income taxes	—	—	—	—

Net income (loss)	3,138	(2,505)	(406)	(4,634)

Net loss allocable to Series A Preferred stock Shareholders	—	—	—	(1,834)

Series A Preferred stock beneficial conversion feature accreted as a dividend	—	364	204	364

Net income (loss) available to common stockholders	$3,138	$(2,869)	$(610)	$(3,164)

Basic income (loss) per common share	$0.23	$(0.21)	$(0.04)	$(0.23)
Diluted loss per common share	$(0.14)	$(0.21)	$(0.37)	$(0.23)
Basic and diluted loss per preferred share	$—	$—	$—	$(718)
Shares used in computing loss per share:
Basic - common	13,913,056	13,768,930	13,910,252	13,734,420
Basic - preferred	2,497.1	2,553.7	2,524.9	2,553.7
Diluted - common	27,627,342	13,768,930	20,767,395	13,734,420
Diluted - preferred	2,497.1	2,553.7	2,524.9	2,553.7

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the twenty-six weeks ended August 26, 2006

Restated

(Amounts in thousands, except for share and per share data)

	Series A Preferred Stock Shares	Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity

Balance at February 28, 2006	2,553.7	$—	13,882,056	$14	$57,262	$(47,733)	$(674)	$8,869
Net loss	—	—	—	—	—	(406)	—	(406)
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(70)	(70)
Comprehensive loss	—	—	—	—	—	—	—	(476)
Series A preferred stock - beneficial conversion feature accreted as a dividend	—	—	—	—	204	(204)	—	—
Warrants issued - fair value	—	—	—	—	9,056	—	—	9,056
Exercise of warrants	—	—	31,000	—	31	—	—	31
Redemption of Series A Preferred shares	(205.9)	—	—	—	(3,646)	—	—	(3,646)

Balance at August 26, 2006 (unaudited)	2,347.8	$—	13,913,056	$14	$62,907	$(48,343)	$(744)	$13,834

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the twenty-six weeks ended
	August 26, 2006	August 27, 2005
Cash flows from operating activities:	Restated
Net loss	$(406)	$(4,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,758	911
Provision for accounts receivable	163	161
Amortization of deferred financing costs and debt discount	1,610	109
Gain on revaluation of compound derivative liability	(7,975)	—
Non-cash interest	4,084	—
Changes in operating assets and liabilities:
Trade receivables	(5,947)	(331)
Inventories	1,282	1,341
Prepaid expenses and other	1,520	(642)
Other assets	(45)	(536)
Accounts payable	1,305	(14)
Accrued expenses	32	164
Long-term pension obligations	50	58
Net cash used in operating activities	(1,569)	(3,413)
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	—	6,235
Proceeds from note receivable	56	200
Acquisition costs	(741)	(343)
Purchase of property, plant and equipment	(543)	(255)
Disposal of fixed assets	20	—
Net cash (used in) provided by investing activities	(1,208)	5,837
Cash flows from financing activities
Net borrowings (repayments) of revolver	8,072	(1,607)
Net proceeds from issuance of convertible notes	2,747	—
Financing costs	(5,993)	(95)
Repayments of long-term debt	(15)	(339)
Repayments of capital lease	—	(33)
Redemption of preferred stock	(3,646)	—
Proceeds from exercise of warrants	31	76
Net cash provided by (used in) financing activities	1,196	(1,998)
Effect of exchange rates on cash	(70)	(27)
Net (decrease) increase in cash and cash equivalents	(1,651)	399
Cash and cash equivalents at the beginning of period	1,876	32
Cash and cash equivalents at the end of period	$225	$431

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,054	$445
Non-cash fees and expenses related to issuance of convertible notes	4,195	—
Warrants in connection with issuance of convertible notes	9,057	—
Reverse merger, excluding cash acquired (see Note 1):
Fair value of tangible assets acquired	$—	$1,200
Goodwill and identifiable intangible assets acquired	—	57,675
Liabilities assumed	—	(474)
Net assets acquired	$—	$58,701

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

The Company restated Form 10-Q as of and for the thirteen weeks ended May 28, 2005 to reflect the use of the market value of its stock based on March 16, 2005, the date of the Merger Agreement and announcement. This increased the purchase price and the amount of goodwill by $18.7 million, from $31.0 million to $49.7 million. In the fourth quarter of the fiscal year ended February 28, 2006, The Company determined that there was an impairment of the goodwill with respect to this reporting unit. As such, the impairment loss recorded in the fourth quarter for the fiscal year ended February 28, 2006 was increased by $18.7 million and was reflected in an amended Form 10-K filed for the fiscal year ended February 28, 2006.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, to be as follows:

(Amounts in thousands)
Cash and cash equivalents	$6,003
Other current assets	497
Total current assets	6,500
Property, plant, and equipment	111
Goodwill	49,675
Intangibles - acquired core software technology	8,000
Other Assets	592

Total assets acquired	64,878

Total liabilities assumed	(474)

Estimated fair value of net assets acquired	$64,404

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business (the WAD division), primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. All goodwill associated with the Cenuco acquisition was allocated to the WAD division. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of this goodwill for impairment. This led to a Goodwill impairment of $35.1 million being recorded.

The financial statements have been restated to reflect the following:

1. As discussed in Note 1 to reflect the increase in paid-in capital and corresponding increase in accumulated deficit of $18.7 million with respect to the increase in the value of the assets (goodwill) acquired in May 2005 in connection with the Merger followed by the write-off of same amount in February 2006 due to impairment of goodwill.

2. As discussed in Note 6 to reflect the following changes due to the revised valuation of the compound derivative liability initially recorded on August 2, 2006 and revalued at the end of the period on August 26, 2006. The original valuation model included the full value of the debt and the equity associated with the Notes. The Company determined that the derivative valuation model should be revised to exclude any element related to the fair value of the debt other than the bifurcated derivatives.

-  Reduce the value of compound derivative liability on August 2, 2006 from $86.4 million to $38.3 million

-  Reduce the value of the debt discount on convertible secured notes recorded on August 2, 2006 from $91.0 million to $50.4 million

-  Eliminate the August 2, 2006 $6.9 million loss on issuance of debt as a result of the above noted lower debt discount value

-  Increase paid-in capital and debt discount by $0.6 million for a revision in the value of the warrants issued in with convertible secured notes on August 2, 2006

-  Reduce the value of compound derivative liability on August 26, 2006 from $75.2 million to $30.4 million

-  Reduce the value of the debt discount on convertible secured notes recorded on August 26 2006 from $90.8 million to $50.1 million

-  Reduce the gain on revaluation of derivative liability between August 2 and August 26, 2006 from $11.2 million to $8.0 million

The net result of the above adjustments is to increase the amount of net income for the period by $3.7 million, increase stockholders’ equity as of August 26, 2006 by $4.3 million and decrease the recorded value of long-term debt by $4.3 million.

3. As discussed in Note 10 to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $0 and $204 thousand, respectively for the thirteen and twenty-six weeks ended August 26, 2006, and in the amount of $364 thousand for the thirteen and twenty-six weeks ended August 27, 2005. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss or decrease the income by the amount of the deemed dividend for purposes of calculating income (loss) per common share.

4. As discussed in Note 2 to the financial statements, to reclassify amortization expense of $0.4 million and $0.8 million, respectively for the thirteen and twenty-six weeks ended August 26, 2006 and to reclassify amortization expense of $0.4 million and $0.4 million, respectively for the thirteen and twenty-six weeks ended August 27, 2005 with respect to indentifiable intangible assets from selling, general and administrative expense to cost of goods sold.

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

Goodwill and Indefinite Lived Intangibles - Restated

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49.7 million. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets , requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed at least annually for impairment or more frequently if impairment indicators arise. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a goodwill impairment charge of $35.1 million being recorded at that time.

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

Other Assets, Net: Other assets, net of approximately $7.9 million, consist primarily of deferred financing costs related to the Long-Term Convertible Note Financing and the CIT revolving line of credit (see Note 6). The deferred financing costs are being amortized using the effective interest method over the term of the respective financing arrangements. Amortization expense related to deferred financing costs was $0.2 million and $1.4 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006. Amortization expense related to deferred financing costs was $0.1 million and $0.1 million respectively, for the thirteen and twenty-six weeks ended August 27, 2005.

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

NOTE 6 -- LONG-TERM DEBT - Restated

Long-term debt consists of the following:

($000’s)

	AUGUST 26,	FEBRUARY 28,
	2006	2006
Bridge loan	$—	$80,000
Convertible secured notes (including accretion)	91,026	—
Debt discount	(50,127)	—
Compound derivative liability	30,359	—
Revolving line of credit	8,080	—
Capital leases	9	32
	79,347	80,032
Less current portion	9	32

Total	$79,338	$80,000

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

Accounting for Issuance of Convertible Secured Notes - Restated

Consideration received from the issuance of the Notes ($87.3 million net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending, was allocated to the Series A and B Warrants and the Notes based on the relative fair value of each. The resulting $8.4 million value attributed to the Series A and B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($78.9 million) was then offset by an additional debt issuance discount for the estimated fair value of the liability for the Compound Derivative discussed above (amounting to $38.3 million as of August 2, 2006). The debt issuance discount (totaling $50.4 million) and the cash and other deferred finance costs associated with the issuance of the Notes (totaling $6.2 million), are being amortized to interest expense under the interest method over the 5-year period to the date that the 5 Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the 5 Year Put Option ($4.6 million) is being accreted over the same 5-year period, also under the interest method, as an increase to interest expense and recorded value of the Notes. Such amortization and accretion amounted to $0.3 million in the current period. Given the significant initial issuance discount recorded on the Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the 5 years than the latter.

The liability recorded for the Compound Derivative will be adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the Compound Derivative liability was adjusted to $30.3 million as of August 26, 2006, resulting in a decrease to interest and other expense for the period between August 2 and August 26, 2006 of $8.0 million.

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

NOTE 8 -- COMMITMENTS AND CONTINGENCIES - restated

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

Frank Kuchler, Sr.

By letter dated June 14, 2007, attorneys for Frank Kuchler, a former probationary employee, notified us of their intention to file an action for wrongful dismissal against  us on behalf of Mr. Kuchler. To date, no action has been commenced, and Mr. Kuchler’s attorneys have not specified the amount of damages to which they claim he is entitled. We will defend any such action vigorously, and will assert one or more counterclaims against Mr. Kuchler. We believe that the likelihood of Mr. Kuchler prevailing, should he in fact commence legal proceedings, is remote. However, there can be no assurance as to the outcome of any such proceeding.

TMV Corporation v. Lander

On May 21, 2007, TMV Corporation, a Florida corporation (“TMV”), filed a Demand for Arbitration against our subsidiaries Lander Co., Inc. and Lander Co. Canada Limited (collectively, “Lander”) in connection with a distribution agreement between Lander and USA Labs, Inc. entered into in May 2004. TMV was the parent company of USA Labs. USA Labs filed a petition under Chapter 11 of the Bankruptcy Code on December 17, 2004 and the Demand for Arbitration alleges that USA Labs has since been liquidated. TMV seeks indemnification in the amount of $10 million (allegedly representing the loss of its investment in USA Labs), an accounting of sums allegedly owing by Lander to USA Labs and other unspecified relief.

Under the distribution agreement, Lander agreed to distribute products manufactured by USA Labs and to provide invoicing, collection and other services in relation to those products. TMV, as the parent of USA Labs, executed a Joinder agreement solely for purposes of confirming its consent to the terms of the distribution agreement. TMV seeks to rely upon the Joinder agreement as the basis for asserting a contractual claim for indemnification against Lander. In its Demand for Arbitration, TMV alleged that Lander breached the distribution agreement and wrongfully retained revenues in excess of $1 million belonging to USA Labs. TMV alleged that these and other alleged breaches by Lander caused TMV to file bankruptcy and resulted in TMV losing its investment in USA Labs.

We believe that Lander fully complied with the terms of the distribution agreement and that it made a full accounting to the bankruptcy court of all amounts owing under the distribution agreement. It is further our position that TMV lacks standing to assert claims for indemnification under the distribution agreement or otherwise. We intend to defend this claim vigorously, and believe that the likelihood of TMV prevailing is remote. However, there can be no assurance as to the outcome of the case.

Ferguson v. Lander Co., Inc.

On March 14, 2006, Thomas Ferguson, a former employee, sued Lander Co. Inc. in Federal court in Binghamton, NY, alleging that his termination by Lander on September 17, 2004 violated the New York State Human Rights Law, the Federal Age Discrimination in Employment Act and the Federal Family Medical Leave Act (Ferguson v. Lander Co, Inc., No. 06—328 (N.D.N.Y.))  We answered Ferguson’s complaint on May 19, 2006, asserting that Ferguson’s dismissal was part of a company-wide reduction in force undertaken to reduce costs. Ferguson seeks $500,000 in damages. Discovery in the case is continuing, and we intend to contest the action vigorously. We believe it is more likely than not that we will prevail. However, there can be no assurance as to the outcome of the case.

Wachovia Capital Markets

By letter dated March 16, 2007 Wachovia Capital Markets L.L.C. demanded a transaction fee of $1.75 million relating to our acquisition of the Calgon and the healing garden brands from Coty. Wachovia’s claim is based upon an agreement dated May 10, 2006 between the Company and Wachovia pursuant to which Wachovia agreed to render certain advisory services to the Company in connection with the acquisition. The Company has reached an agreement in principle to settle Wachovia’s claim for a payment of $1 million.

Joao v. Cenuco, Inc.

On February 1, 2005, Raymond Anthony Joao filed a patent infringement action against our Cenuco Wireless subsidiary in Federal District Court for the Southern District of New York (Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The complaint asserts that Cenuco Wireless is infringing upon certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130. These patents cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has vigorously defended this case on the merits. We believe that the patents held by Joao are invalid and that the chances of Joao prevailing are remote. However, there is no assurance as to the outcome of the case. As of February 28, 2007 we had discontinued our wireless applications development business.

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

NOTE 10 -- CAPITAL STRUCTURE AND NET INCOME (LOSS) PER COMMON SHARE - Restated

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

This filing is being amended to record the impact on the beneficial conversion feature with respect to the Series A Preferred Stock. For the thirteen and twenty-six weeks ended August 26, 2006, this amended filing allocates a deemed dividend of $0 and $204 thousand, respectively to the preferred shareholders and correspondingly allocates an additional loss to Common Stock shareholders. This reallocation is reflected in the revised table shown below.

Net earnings (loss) per share - basic:

The following table shows how the net income (loss) was allocated using the two-class method (see Note 2) for purposes of calculating basic net earnings (loss) per share:

(Amounts in $000’s, except for share and per share data)

	For the thirteen weeks ended		For the twenty-six weeks ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Allocation of net income (loss) available to Common stockholders Basic:
- Income (loss) available to Common	3,138	(2,869)	(610)	(3,164)
- Portion of loss allocated Series A Preferred	—	—	—	(1,834)
Net income (loss) used in basic income (loss) per Common stock	3,138	(2,869)	(610)	(4,998)

Weighted average number of Common Stock - basic	13,913,056	13,768,930	13,910,252	13,734,420
Weighted average number of Series A Preferred shares - basic and diluted	2,497.1	2,554	2,524.9	2,554

Basic income (loss) per common share	$0.23	$(0.21)	$(0.04)	$(0.23)
Basic and diluted net income (loss) per share - Series A Preferred	$—	$—	$—	$(718)

Net loss per share - diluted:

The Company calculates diluted net loss per share by including convertible securities on an “as if“ converted basis as described in SFAS No. 128. The following table shows how the diluted net loss was calculated:

(Amounts in $000’s, except for share and per share data)

	For the thirteen weeks ended		For the twenty-six weeks ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Allocated net income (loss)
Common Stock	3,138	(2,869)	(610)	(3,164)
Adjustment for convertible secured notes	(7,089)	—	(7,089)	—
Diluted net loss	(3,951)	(2,869)	(7,699)	(3,164)

The following table illustrates the weighted average number of shares of diluted Common Stock. The diluted common share base excludes incremental common shares of 14,552,933 and 21,451,530 for the thirteen and twenty-six weeks ended August 26, 2006, respectively. These shares were excluded due to their anti-dilutive effect:

Weighted average number of Common Stock - diluted	27,627,342	13,768,930	20,767,395	13,734,420
Diluted loss per common share	$(0.14)	$(0.21)	$(0.37)	$(0.23)

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION - Restated

The results related to the Playtex asset acquisition are reported in HBC Division.

(Amounts in thousands, except for shares and per share amounts)

THIRTEEN WEEKS ENDED AUGUST 26, 2006

DIVISION	HBC	WAD	TOTAL
Net Sales	$24,377	$27	$24,404
Loss from operations	(1,043)	(309)	(1,352)
Net income (loss) - restated	$3,437	$(299)	$3,138

Total Assets - restated	$87,348	$21,236	$108,584

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended August 26, 2006:
United States	$18,248	$71,410
Canada	3,640	614
Other foreign countries	2,516	—
Total	$24,404	$72,024

THIRTEEN WEEKS ENDED AUGUST 27, 2005

DIVISION	HBC	WAD	TOTAL
Net Sales	$16,827	$14	$16,841
Loss from operations	(1,471)	(818)	(2,289)
Net loss	$(1,710)	$(795)	$(2,505)

Total Assets - restated	$25,314	$56,761	$82,075

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended August 27, 2005:
United States - restated	$10,751	$62,450
Canada	4,049	588
Other foreign countries	2,041	—
Total - restated	$16,841	$63,038

TWENTY-SIX WEEKS ENDED AUGUST 26, 2006

(Amounts in thousands, except for shares and per share amounts)

DIVISION	HBC	WAD	TOTAL
Net Sales	$49,224	$102	$49,326
Loss from operations	124	(1,509)	(1,385)
Net income (loss) - restated	$1,092	$(1,498)	$(406)

GEOGRAPHIC	NET SALES
Twenty-six weeks ended August 26, 2006:
United States	$37,157
Canada	6,967
Other foreign countries	5,202
Total	$49,326

TWENTY-SIX WEEKS ENDED AUGUST 27, 2005

DIVISION	HBC	WAD	TOTAL
Net Sales	$34,175	$17	$34,192
Loss from operations	(3,059)	(882)	(3,941)
Net loss	$(3,776)	$(858)	$(4,634)

GEOGRAPHIC	NET SALES
Twenty-six weeks ended August 27, 2005:
United States	$22,260
Canada	7,779
Other foreign countries	4,153
Total	$34,192

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

The Lander-Cenuco, Inc. Merger (the “Merger”) - restated

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

Following the Merger, the Company’s principal business activity has been the manufacture and distribution of health, beauty and oral-care products, as described above. In addition, through its Cenuco Wireless subsidiary, the Company is engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies. During the quarter ended February 28, 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a Goodwill impairment of $35.1 million being recorded.

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

Goodwill and Indefinite Lived Intangibles - restated

As a result of the Merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49.7 million. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulas), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. In the fourth quarter of the fiscal year ended February 28, 2006, in accordance with SFAS No. 142, the Company completed the test for impairment in the carrying value of goodwill and determined that an impairment charge of $35.1 million was required.

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

Other Assets, Net: Other assets, net of approximately $7.9 million consist primarily of deferred financing costs related to the Long-Term Convertible Note Financing and the CIT revolving line of credit (see Note 6). The deferred financing costs are being amortized on a straight-line basis over the respective terms of the related financing arrangements. Amortization expense related to deferred financing costs was $0.2 million and $1.4 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006. Amortization expense related to deferred financing costs was $0.1 million and $0.1 million respectively, for the thirteen and twenty-six weeks ended August 27, 2005.

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

THIRTEEN WEEKS ENDED AUGUST 26, 2006 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 27, 2005 (RESTATED)

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

GROSS PROFIT

Consolidated gross profit increased to $4.1 million for the thirteen weeks ended August 26, 2006 compared to $0.8 million for the thirteen weeks ended August 27, 2005. The current quarter was favorably impacted by the Company’s acquisition of the former Playtex brands which contributed $3.1 million to gross profit. The current quarter was impacted by an additional $.7 million inventory obsolescence reserve established against acquired Playtex products. The previously described mix shift to higher margin products more than offset higher material costs compared to prior year.

Gross profit for the Company’s WAD division was a negative $0.4 million for the thirteen weeks ended August 26, 2006 and August 27, 2005. The negative gross profit reflects the amortization of software technology, included in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5.4 million for the thirteen weeks ended August 26, 2006 compared to $3.1 million for the thirteen weeks ended August 27, 2005. The increase of $2.3 million is mainly attributable to factors associated with company’s acquisition of the Playtex brands in November 2005 and the May 2005 merger with Cenuco. The Playtex asset acquisition accounts for $1.5 million of the increase specifically, $0.7 million relating to the amortization of intangibles assets, $0.6 million in increased sales and marketing expenses and $0.2 million for additional patent and registration costs. The balance of the increase of $0.8 million primarily relates to incremental salary, benefits and professional fees associated with being a public entity. Operating expenses in the Company’s WAD division remained unchanged as compared to prior year.

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

The issuance of the Convertible Notes on August 2, 2006, triggered the establishment of warrant derivatives, a convertible option liability, debt discount and deferred finance fees. This produced an overall result of interest income of $4.5 million. No similar amounts relate to the thirteen weeks ended August 27, 2005.

Interest (income) expense consists of the following:

($000’s) Thirteen weeks ended August 26, 2006

Interest on debt	3,045
Amortization of debt discount and finance fees	439
Gain on revaluation of compound derivative liability	(7,975)

Total interest income	$(4,491)

TWENTY-SIX WEEKS ENDED AUGUST 26, 2006 COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 27, 2005 (RESTATED)

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

GROSS PROFIT

Consolidated gross profit increased to $8.4 million for the twenty-six weeks ended August 26, 2006 compared to $1.9 million for the twenty-six weeks ended August 27, 2005. The current year was favorably impacted by the Company’s acquisition of the former Playtex brands which contributed $7.2 million to gross profit. The current year was impacted by the additional $.7 million inventory obsolescence reserve established against acquired Playtex products. The strategic shift to higher margin products partially offset increased material costs and decreased factory utilization compared to prior year.

Gross profit for the Company’s WAD division was a negative $0.8 million and $0.4 million, respectively for the twenty-six weeks ended August 26, 2006 and August 27, 2005. The negative gross profit reflects the amortization of software technology, included in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $9.8 million for the twenty-six weeks ended August 26, 2006 compared to $5.8 million for the twenty-six weeks ended August 27, 2005. The increase of $4.0 is mainly attributable to factors associated with company’s acquisition of the Playtex brands in November 2005 and the May 2005 merger with Cenuco. The Playtex asset acquisition accounts for $2.7 million of the increase specifically, $1.5 million relating to the amortization of intangibles assets, $1.0 million in increased sales and marketing expenses and $0.2 million for additional patent and registration costs. An increase of $0.9 million primarily for incremental salary, benefits and professional fees associated with being a public entity. The balance of the increase of $0.4 million relates to the Company’s WAD division for general operating expenses as compared to prior year.

OTHER INCOME (EXPENSE)

Interest expense on funded debt was $5.5 million for the twenty-six weeks ended August 26, 2006 compared to $0.8 million for the twenty-six weeks ended August 27, 2005. The increase of $4.7 million over the twenty-six weeks ended August 27, 2005 is primarily due to both the $80 million Bridge Loan used to fund the Playtex asset acquisition and the convertible notes totaling $91.0 million issued on August 2, 2006. $84.1 million of gross proceeds from the convertible notes were used to pay down the Bridge Loan plus accrued interest.

The issuance of the Convertible Notes on August 2, 2006, triggered the establishment of warrant derivatives, a convertible option liability, debt discount and deferred finance fees. This produced an overall result of interest income of $1.0 million. No similar amounts relate to the twenty-six weeks ended August 27, 2005.

Interest expense consists of the following:

($000’s) Twenty-six weeks ended August 26, 2006

Interest on debt	5,530
Amortization of debt discount and finance fees	1,610
Gain on revaluation of compound derivative liability	(7,975)

Total interest income	$835

OTHER FINANCIAL ITEMS

LIQUIDITY AND CAPITAL RESOURCES

Long-term debt consists of the following:

($000’s)

	AUGUST 26,	FEBRUARY 28,
	2006	2006
Bridge loan	$—	$80,000
Convertible secured notes	91,026	—
Debt discount	(50,127)	—
Compound derivative liability	30,359	—
Revolving line of credit	8,080	—
Capital leases	9	32
	79,347	80,032
Less current portion	9	32

Total	$79,338	$80,000

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

Accounting for Issuance of Convertible Secured Notes - Restated

The original valuation model included the full value of the debt and the equity associated with the Notes. The Company determined that the model should be revised to exclude the debt principle for the debt component and to include only the value attributable to difference between the full equity value and the convertible option price. This resulted in a reduction in the various components as follows:

   -   Reduce value of compound derivative liability by $44.9 million

   -   Reduce related debt discount on convertible secured notes by $40.7 million

   -   Increase accumulated paid-in capital by $0.6 million with respect to warrants issued in connection with convertible secured notes

   -   Increase net income (loss) by $3.7 million

The description below was revised to include the changes listed above.

Consideration received from the issuance of the Notes ($87.3 million net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending, was allocated to the Series A and B Warrants and the Notes based on the relative fair value of each. The resulting $8.4 million value attributed to the Series A and B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($38.3 million) was then offset, as an additional debt issuance discount, by the estimated fair value of the liability for the Compound Derivative discussed above (amounting to $38.3 million as of August 2, 2006). The debt issuance discount (totaling $50.4 million) and the cash and other deferred finance costs associated with the issuance of the Notes (totaling $6.2 million), are being amortized to interest expense under the interest method over the 5-year period to the date that the 5 Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the 5 Year Put Option ($4.6 million) is being accreted over the same 5-year period, also under the interest method, as an increase to interest expense and recorded value of the Notes. Such amortization and accretion amounted to $0.3 million in the current period. Given the significant initial issuance discount recorded on the Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the 5 years than the latter.

The liability recorded for the Compound Derivative will be adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the Compound Derivative liability was adjusted to $30.3 million as of August 26, 2006, resulting in a decrease to interest and other expense for the period between August 2 and August 26, 2006 of $8.0 million.

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

Cash Flow – Twenty-six Weeks Ended August 26, 2006 and August 27, 2005

Net cash used in operating activities was ($1.6) million and ($3.4) million, respectively for the twenty-six weeks ended August 26, 2006 and August 27, 2005. For the twenty-six weeks ended August 26, 2006, the factors contributing to negative operating cash flow were a net loss of ($0.4) million, less the net effect of non-cash income and expense items of $0.6 million. Other assets and liabilities provided a negative change of ($1.8) million. For the twenty-six weeks ended August 27, 2005, the major contributors to a negative operating cash flow of ($3.4) million were a net loss of ($4.6) million, less the net positive change in operating assets and liabilities of $0.1 million, less the net effect of non-cash items of $1.1 million.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

Contractual Obligations - Restated

	PAYMENTS DUE BY PERIOD
	(US$000’s)
CONTRACTUAL OBLIGATIONS		LESS THAN			MORE THAN
($)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt obligations (1)	$79,338	$—	—	79,338	—
Capital lease obligations	9	9	—	—	—
Operating lease obligations	5,277	726	3,549	1,002	—
Purchase Obligations	3,289	3,289	—	—	—
Total	$87,913	$4,024	$3,549	$80,340	$—

(1)	(see Note 6 to the consolidated financial statements).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - restated

Frank Kuchler, Sr.

By letter dated June 14, 2007, attorneys for Frank Kuchler, a former probationary employee, notified us of their intention to file an action for wrongful dismissal against  us on behalf of Mr. Kuchler. To date, no action has been commenced, and Mr. Kuchler’s attorneys have not specified the amount of damages to which they claim he is entitled. We will defend any such action vigorously, and will assert one or more counterclaims against Mr. Kuchler. We believe that the likelihood of Mr. Kuchler prevailing, should he in fact commence legal proceedings, is remote. However, there can be no assurance as to the outcome of any such proceeding.

TMV Corporation v. Lander

On May 21, 2007, TMV Corporation, a Florida corporation (“TMV”), filed a Demand for Arbitration against our subsidiaries Lander Co., Inc. and Lander Co. Canada Limited (collectively, “Lander”) in connection with a distribution agreement between Lander and USA Labs, Inc. entered into in May 2004. TMV was the parent company of USA Labs. USA Labs filed a petition under Chapter 11 of the Bankruptcy Code on December 17, 2004 and the Demand for Arbitration alleges that USA Labs has since been liquidated. TMV seeks indemnification in the amount of $10 million (allegedly representing the loss of its investment in USA Labs), an accounting of sums allegedly owing by Lander to USA Labs and other unspecified relief.

Under the distribution agreement, Lander agreed to distribute products manufactured by USA Labs and to provide invoicing, collection and other services in relation to those products. TMV, as the parent of USA Labs, executed a Joinder agreement solely for purposes of confirming its consent to the terms of the distribution agreement. TMV seeks to rely upon the Joinder agreement as the basis for asserting a contractual claim for indemnification against Lander. In its Demand for Arbitration, TMV alleged that Lander breached the distribution agreement and wrongfully retained revenues in excess of $1 million belonging to USA Labs. TMV alleged that these and other alleged breaches by Lander caused TMV to file bankruptcy and resulted in TMV losing its investment in USA Labs.

We believe that Lander fully complied with the terms of the distribution agreement and that it made a full accounting to the bankruptcy court of all amounts owing under the distribution agreement. It is further our position that TMV lacks standing to assert claims for indemnification under the distribution agreement or otherwise. We intend to defend this claim vigorously, and believe that the likelihood of TMV prevailing is remote. However, there can be no assurance as to the outcome of the case.

Ferguson v. Lander Co., Inc.

On March 14, 2006, Thomas Ferguson, a former employee, sued Lander Co. Inc. in Federal court in Binghamton, NY, alleging that his termination by Lander on September 17, 2004 violated the New York State Human Rights Law, the Federal Age Discrimination in Employment Act and the Federal Family Medical Leave Act (Ferguson v. Lander Co, Inc., No. 06—328 (N.D.N.Y.))  We answered Ferguson’s complaint on May 19, 2006, asserting that Ferguson’s dismissal was part of a company-wide reduction in force undertaken to reduce costs. Ferguson seeks $500,000 in damages. Discovery in the case is continuing, and we intend to contest the action vigorously. We believe it is more likely than not that we will prevail. However, there can be no assurance as to the outcome of the case.

Wachovia Capital Markets

By letter dated March 16, 2007 Wachovia Capital Markets L.L.C. demanded a transaction fee of $1.75 million relating to our acquisition of the Calgon and the healing garden brands from Coty. Wachovia’s claim is based upon an agreement dated May 10, 2006 between the Company and Wachovia pursuant to which Wachovia agreed to render certain advisory services to the Company in connection with the acquisition. The Company has reached an agreement in principle to settle Wachovia’s claim for a payment of $1 million.

Joao v. Cenuco, Inc.

On February 1, 2005, Raymond Anthony Joao filed a patent infringement action against our Cenuco Wireless subsidiary in Federal District Court for the Southern District of New York (Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The complaint asserts that Cenuco Wireless is infringing upon certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130. These patents cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has vigorously defended this case on the merits. We believe that the patents held by Joao are invalid and that the chances of Joao prevailing are remote. However, there is no assurance as to the outcome of the case. As of February 28, 2007 we had discontinued our wireless applications development business.

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

The Company must maintain sufficient stockholders’ equity to continue its listing on The American Stock Exchange. As a result of experiencing continuing losses, additional equity capital will be required to maintain sufficient net worth. As of August 26, 2006, stockholders’ equity is approximately $13.8 million, which is above the minimum required of $6.0 million for companies with sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The Company is currently evaluating alternatives, including the possibility of additional equity contributions and expects to be able to maintain the listing on the American Stock Exchange. Sustained or recurring failure to meet the equity requirements of The American Stock Exchange could ultimately lead to the Company being delisted from trading and therefore potentially impact the Company’s ability to raise debt or equity capital in the future.

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

Date: July 2, 2007