Form 10-Q/A
period 2006-11-25
ASCENDIA BRANDS, INC.
filed 2007-07-11
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
Original filed January 10, 2007

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

On July 9, 2007, the issuer had outstanding 41,779,840 shares of common stock, $.001 par value per share.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

THIRTEEN WEEKS ENDED NOVEMBER 25, 2006

INDEX

PAGE

PART I. - FINANCIAL INFORMATION - Restated

Item 1 - Financial Statements	1

Consolidated Balance Sheets
As of November 25, 2006 (Unaudited) and February 28, 2006	1

Consolidated Statements of Operations (Unaudited)
For the Thirteen and Thirty-Nine Weeks ended November 25, 2006 and November 26, 2005	2

Consolidated Statement of Stockholders’ Equity
For the Thirty-Nine Weeks ended November 25, 2006 (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)
For the Thirty-Nine Weeks ended November 25, 2006 and November 26, 2005	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2 - Management’s Discussion and Analysis And Results of Operations	28

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	47

Item 4 - Controls and Procedures	48

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	49

Item 1A - Risk Factors	50

Item 6 - Exhibits	55

Signatures	56

EXPLANATORY NOTE

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 25, 2006 (“Third Quarter Form 10-Q/A”) initially filed on January 10, 2007 reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. (formerly, Cenuco, Inc.) as of and for the thirteen and thirty-nine weeks ended November 25, 2006 and November 26, 2005. The restatement relates to the following adjustments:

1. As discussed in Note 1 to reflect the increase in paid-in capital and corresponding increase in accumulated deficit of $18.7 million with respect to the increase in the value of the assets (goodwill) acquired in May 2005 in connection with the Merger followed by the write-off of same amount in February 2006 due to impairment of goodwill.

2. As discussed in Note 6 to reflect the following changes due to the revised valuation of the compound derivative at the end of the period on November 25, 2006. The original valuation model (beginning August 2, 2006) included the full value of the debt and the equity associated with the Notes. The Company determined that the derivative valuation model should be revised to exclude any element related to the fair value of the debt other than the bifurcated derivatives. The Company also amended Form 10-Q for the thirteen weeks ended August 26, 2006 for similar changes made to this Form 10-Q.

As a result of the above modifications the Company’s Form 10-Q for the thirteen and thirty nine week period ended November 25, 2006 has been restated to;.

-  Reduce the value of compound derivative liability on November 25, 2006 from $59.0 million to $18.9 million

-  Reduce the value of the debt discount on convertible secured notes recorded on November 25, 2006 from $89.6 million to $49.2 million

-  Reduce the gain on revaluation of derivative liability recorded for the thirteen weeks ended November 25, 2006 from $16.2 million to $11.5 million, and reduce the gain on revaluation of derivative liability recorded for the thirty nine weeks ended November 26, 2006 from $27.4 million to $19.5 million.

The net result of the above adjustments is to decrease the amount of net income for the thirteen and thirty nine weeks ended November 26, 2006 by $4.5 million and $0.8 million, respectively, and increase long-term debt by $0.2 million as of November 25, 2006.

3. As discussed in Note 10 to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $0.004 million and $0.2 million, respectively for the thirteen and thirty-nine weeks ended November 25, 2006, and in the amount of $0.2 million and $0.5 million for the thirteen and thirty-nine weeks ended November 26, 2005. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss or decrease the income by the amount of the deemed dividend for purposes of calculating income (loss) per common share.

4. As discussed in Note 2 to the financial statements, to reclassify amortization expense of $0.4 million and $1.2 million, respectively for the thirteen and thirty-nine weeks ended November 25, 2006 and to reclassify amortization expense of $0.4 million and $0.8 million, respectively for the thirteen and thirty-nine weeks ended November 26, 2005 with respect to identifiable intangible assets from selling, general and administrative expense to cost of goods sold.

This Third Quarter Form 10-Q/A is being filed for purposes of amending the Quarterly Report on Form 10-Q for the thirteen and thirty-nine weeks ended November 25, 2006 (“Third Quarter Form 10-Q”) of the Company, which was originally filed on January 10, 2007 and provides information about the financial results for the thirteen and thirty-nine weeks ended November 25, 2006 and November 26, 2005.

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

The financial information that is included in this Third Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement also includes the restated information included in the current restatements as of and for the thirteen weeks ended November 25, 2006 and as of February 28, 2006. No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Information in this Third Quarter Form 10-Q/A is generally stated as of November 25, 2006 and generally does not reflect any subsequent information or events other than the restatement, and except that certain forward looking statements throughout this Third Quarter Form 10-Q/A may have been revised to reflect events and developments subsequent to November 25, 2006.

With the filing of this Third Quarter Form 10-Q/A, the Company has amended the Third Quarter Form 10-Q. Accordingly, the Company’s Consolidated Financial Statements for the thirteen and thirty-nine weeks ended November 25, 2006 and the related financial information contained in the Third Quarter Form 10-Q should no longer be relied upon.

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	November 25, 2006	February 28, 2006
	(unaudited)
ASSETS	Restated
Current Assets:
Cash and cash equivalents	$780	$1,876
Trade receivables, net of allowances of $1,589 at November 25, 2006 and $528 at February 28, 2006	13,190	6,471
Inventories	13,876	16,269
Miscellaneous receivables	64	1,693
Note receivable, current portion	93	95
Prepaid expenses and other	596	679

Total current assets	28,599	27,083

Property, plant and equipment, net	6,606	6,502
Goodwill	14,554	14,554
Intangibles, net	49,771	53,203
Note receivable, less current portion	292	340
Other assets, net	8,267	1,264

Total assets	$108,089	$102,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,665	$9,024
Accrued expenses	3,520	2,852
Accrued interest	2,631	1,202
Current portion of long-term debt	—	32
Total current liabilities	15,816	13,110
Long-term debt, less current portion	71,182	80,000
Long-term pension obligation	812	967
Total liabilities	87,810	94,077

Stockholders’ Equity:
Convertible preferred stock, par value $.001 per share; Authorized 1,000,000 shares; issued and outstanding 2,347.7745 shares at November 25, 2006 and issued and outstanding 2,553.6746 shares at February 28, 2006	—	—
Common stock, par value $.001 per share; Authorized 225,000,000 shares; issued and outstanding 13,944,056 shares at November 25, 2006 and issued and outstanding 13,882,056 shares at February 28, 2006	14	14
Additional paid in capital	62,969	57,262
Accumulated deficit	(42,012)	(47,733)
Accumulated comprehensive loss	(692)	(674)
Total stockholders’ equity	20,279	8,869
Total liabilities and stockholders’ equity	$108,089	$102,946

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
	Restated	Restated	Restated	Restated
Net sales	$24,545	$18,377	$73,871	$52,568
Cost of sales	21,173	17,148	62,088	49,484

Gross Profit	3,372	1,229	11,783	3,084

Operating expenses:
Selling and marketing	1,411	966	4,270	2,809
General and administrative	3,608	2,853	10,550	6,805
Total operating expenses	5,019	3,819	14,820	9,614

Loss from operations	(1,647)	(2,590)	(3,037)	(6,530)

Other income (loss):
Interest expense, net	(2,287)	(383)	(7,816)	(1,036)
Amortization of financing fees and debt discount	(1,073)	(355)	(2,683)	(467)
Gain on revaluation of compound derivative liability	11,505	—	19,480	—
Other (expense) income, net	(163)	2,813	(15)	2,884
Other income, net	7,982	2,075	8,966	1,381

Income (loss) before income taxes	6,335	(515)	5,929	(5,149)

Income taxes	—	—	—	—

Net income (loss)	6,335	(515)	5,929	(5,149)

Net income (loss) allocable to Series A Preferred stockholders	3,672	—	3,672	(1,834)

Series A Preferred stock beneficial conversion feature accreted as a dividend	4	172	208	536

Net income (loss) available to common stockholders	$2,659	$(687)	$2,049	$(3,851)

Basic income (loss) per common share	$0.19	$(0.05)	$0.15	$(0.28)
Diluted loss per common share	$(0.09)	$(0.05)	$(0.36)	$(0.28)
Basic and diluted income (loss) per preferred share	$1,564	$—	$1,491	$(718)
Shares used in computing income (loss) per share:
Basic - common	13,928,518	13,833,094	13,916,523	13,765,693
Diluted - common	65,928,518	13,833,094	37,027,634	13,765,693
Basic and diluted - preferred	2,348	2,554	2,463	2,554

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the thirty-nine weeks ended November 25, 2006

(Amounts in thousands, except for share and per share data)

	Series A Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity

Balance at February 28, 2006	2,553.7	$—	13,882,056	$14	$57,262	$(47,733)	$(674)	$8,869
Net income	—	—	—	—	—	5,929	—	5,929
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(18)	(18)
Comprehensive income	—	—	—	—	—	—	—	5,911
Restricted stock issued	—	—	30,000	—	57	—	—	57
Series A preferred stock - beneficial conversion feature accreted as a dividend	—	—	—	—	208	(208)	—	—
Warrants issued - fair value	—	—	—	—	9,056	—	—	9,056
Exercise of warrants	—	—	32,000	—	32	—	—	32
Redemption of Series A Preferred shares	(205.9)	—	—	—	(3,646)	—	—	(3,646)

Balance at November 25, 2006 (unaudited)	2,347.8	$—	13,944,056	$14	$62,969	$(42,012)	$(692)	$20,279

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirty-nine weeks ended
	November 25, 2006	November 26, 2005
Cash flows from operating activities:
Net income (loss)	$5,929	$(5,149)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	4,098	1,582
Provision for uncollectible accounts receivable	182	215
Amortization of deferred financing costs and debt discount	2,683	467
Gain on settlement of Seller’s Note	—	(2,500)
Gain on disposal of fixed assets	—	(33)
Gain on revaluation of compound derivative liability	(19,480)	—
Non-cash interest	4,109	—
Restricted stock expense	57	—
Changes in operating assets and liabilities:
Trade receivables	(6,901)	(458)
Inventories	2,394	(8,138)
Prepaid expenses and other	1,712	(1,773)
Other assets	(34)	(130)
Accounts payable	639	(1,459)
Accrued expenses	2,096	206
Long-term pension obligations	(155)	55
Net cash used in operating activities	(2,671)	(17,115)
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	—	6,003
Proceeds from note receivable	49	71
Deferred costs on pending acquisition	(991)	—
Purchase of property, plant and equipment	(782)	(1,127)
Proceeds on disposal of property, plant and equipment	12	—
Purchase of intellectual property, including acquisition costs	—	(47,270)
Net cash used in investing activities	(1,712)	(42,323)
Cash flows from financing activities
Bridge loan proceeds	—	80,000
Net borrowings (repayments) of revolver	10,397	(5,699)
Net proceeds from issuance of convertible notes	2,747	—
Financing costs	(6,193)	(2,912)
Repayments of long-term debt	—	(6,844)
Repayments of capital leases	(32)	(718)
Redemption of preferred stock	(3,646)	—
Proceeds from exercise of warrants	32	111
Net cash provided by financing activities	3,305	63,938
Effect of exchange rates on cash	(18)	(43)
Net (decrease) increase in cash and cash equivalents	(1,096)	4,457
Cash and cash equivalents at the beginning of period	1,876	32
Cash and cash equivalents at the end of period	$780	$4,489

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,302	$1,820
Non-cash fees and expenses related to issuance of convertible notes	4,195	—
Warrants in connection with issuance of convertible notes	9,056	—
Reverse merger, excluding cash acquired (see Note 1):
Fair value of tangible assets acquired	$—	$1,200
Goodwill and identifiable intangible assets acquired	—	57,675
Liabilities assumed	—	(474)
Net assets acquired	$—	$58,401

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

The financial statements have been restated to reflect the following:

As noted above, as a result of the increase of $18.7 million to the initial purchase price, the Company restated its results and recorded an additional impairment charge of $18.7 million in the fourth quarter ended February 28, 2006.

1. As discussed in Note 1 to reflect the increase in paid-in capital and corresponding increase in accumulated deficit of $18.7 million with respect to the increase in the value of the assets (goodwill) acquired in May 2005 in connection with the Merger followed by the write-off of same amount in February 2006 due to impairment of goodwill.

2. As discussed in Note 6 to reflect the following changes due to the revised valuation of the compound derivative at the end of the period on November 25, 2006. The original valuation model (beginning August 2, 2006) included the full value of the debt and the equity associated with the Notes. The Company determined that the derivative valuation model should be revised to exclude any element related to the fair value of the debt other than the bifurcated derivatives. The Company also amended Form 10-Q for the thirteen weeks ended August 26, 2006 for similar changes made to this Form 10-Q.

As a result of the above modifications the Company’s Form 10-Q for the thirteen and thirty nine week period ended November 25, 2006 has been restated to;.

-  Reduce the value of compound derivative liability on November 25, 2006 from $59.0 million to $18.9 million

-  Reduce the value of the debt discount on convertible secured notes recorded on November 25 2006 from $89.6 million to $49.2 million

-  Reduce the gain on revaluation of derivative liability recorded for the thirteen weeks ended November 25, 2006 from $16.2 million to $11.5 million, and reduce the gain on revaluation of derivative liability recorded for the thirty nine weeks ended November 26, 2006 from $27.4 million to $19.5 million.

The net result of the above adjustments is to decrease the amount of net income for the thirteen and thirty nine weeks ended November 26, 2006 by $4.5 million and $0.8 million, respectively, and increase long-term debt by $0.2 million as of November 25, 2006.

3. As discussed in Note 10 to include the impact of a deemed dividend to holders of Series A Preferred Stock in the amount of $0.004 million and $0.2 million, respectively for the thirteen and thirty-nine weeks ended November 25, 2006, and in the amount of $0.2 million and $0.5 million for the thirteen and thirty-nine weeks ended November 26, 2005. This results from a beneficial conversion feature with respect to the Series A Preferred Stock. The impact to common stockholders is to increase the loss or decrease the income by the amount of the deemed dividend for purposes of calculating income (loss) per common share.

4. As discussed in Note 2 to the financial statements, to reclassify amortization expense of $0.4 million and $1.2 million, respectively for the thirteen and thirty-nine weeks ended November 25, 2006 and to reclassify amortization expense of $0.4 million and $0.8 million, respectively for the thirteen and thirty-nine weeks ended November 26, 2005 with respect to identifiable intangible assets from selling, general and administrative expense to cost of goods sold.

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

NOTE 6 -- LONG-TERM DEBT - Restated

Long-term debt consists of the following:

($000’s)

	NOVEMBER 25,	FEBRUARY 28,
	2006	2006
Bridge loan	$—	$80,000
Convertible secured notes (including accretion)	91,111	—
Debt discount	(49,181)	—
Compound derivative liability	18,855	—
Revolving line of credit	10,397	—
Capital leases	—	32
	71,182	80,032
Less current portion	—	32

Total	$71,182	$80,000

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

Accounting for Issuance of Convertible Secured Notes - Restated

Consideration received from the issuance of the Notes ($87.3 million net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending, was allocated to the Series A and B Warrants and the Notes based on the relative fair value of each. The resulting $8.4 million value attributed to the Series A and B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($78.9 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the Compound Derivative discussed above (amounting to $38.3 million as of August 2, 2006). The debt issuance discount (totaling $50.4 million) and the cash and other deferred finance costs associated with the issuance of the Notes (totaling $6.8 million), are being amortized to interest expense under the interest method over the 5-year period to the date that the 5 Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the 5 Year Put Option ($4.6 million) is being accreted over the same 5-year period, also under the interest method, as an increase to interest expense and the recorded value of the Notes. Such amortization and accretion amounted to $1.4 million in the current period and $1.8 million since inception. Given the significant initial issuance discount recorded on the Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the 5 years than the latter.

The liability recorded for the Compound Derivative will be adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the Compound Derivative liability was adjusted to $18.9 million as of November 25, 2006, resulting in a decrease to interest and other expense of $11.5 million for the thirteen weeks ended November 25, 2006.

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

This filing is being amended to record the impact on the beneficial conversion feature with respect to the Series A Preferred Stock. For the thirteen and thirty-nine weeks ended November 25, 2006, this amended filing allocates a deemed dividend of $4 thousand and $208 thousand, respectively to the preferred shareholders and correspondingly allocates an additional loss to Common Stock shareholders. This reallocation is reflected in the revised table shown below.

Net earnings (loss) per share - basic:

The following table shows how the net income (loss) was allocated using the two-class method (see Note 2) for purposes of calculating basic net earnings (loss) per share:

(Amounts in $000’s, except for share and per share data)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 25, 2005
Allocation of net income (loss) in Basic calculation:
- Income (loss) available to Common stockholders (used in basic common earnings per share)	2,659	(687)	2,049	(3,851)
- Portion of income (loss) allocated to Series A Preferred (used in basic preferred earnings per share)	3,672	—	3,672	(1,834)
Series A preferred stock - beneficial conversion feature accreted as a dividend	4	172	208	536
Net income (loss)	6,335	(515)	5,929	(5,149)

Weighted average number of Common Stock - basic	13,928,518	13,833,094	13,916,523	13,765,693
Weighted average number of Series A Preferred shares - basic and diluted	2,348	2,554	2,463	2,554

Basic income (loss) per common share	$0.19	$(0.05)	$0.15	$(0.28)
Basic and diluted net income (loss) per share - Series A Preferred	$1,564	$—	$1,491	$(718)

Net loss per share - diluted:

The Company calculates diluted net loss per share by including convertible securities on an “as if” converted basis as described in SFAS No. 128. The following table shows how the diluted net loss was calculated:

(Amounts in $000’s, except for share and per share data)

	For the thirteen weeks ended		For the thirty-nine weeks ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Net income (loss) used in diluted computation;
Income (loss) available to Common stockholders	2,659	(687)	2,049	(3,851)
Adjustment for assumed conversion of convertible secured notes	(8,299)	—	(15,245)	—
Net loss used in diluted computation	(5,640)	(687)	(13,196)	(3,851)

The following table illustrates the weighted average number of shares used in the diluted earnings per common share computation. The diluted common share base excludes incremental common shares of 23,982,136 and 10,613,373 for the thirteen and thirty-nine weeks ended November 25, 2006, respectively. These shares were excluded due to their anti-dilutive effect:

Weighted average number of Common Stock - diluted	65,928,518	13,833,094	37,027,634	13,765,693
Diluted loss per common share	$(0.09)	$(0.05)	$(0.36)	$(0.28)

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

The results related to the Playtex asset acquisition are reported in HBC Division.

(Amounts in thousands, except for shares and per share amounts)

THIRTEEN WEEKS ENDED NOVEMBER 25, 2006 - restated

DIVISION	HBC	WAD	TOTAL
Net Sales	$24,523	$22	$24,545
Loss from operations	(1,194)	(453)	(1,647)
Net income (loss)	$6,785	$(450)	$6,335

Total Assets	$87,268	$20,821	$108,089

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended November 25, 2006:
United States	$16,910	$70,332
Canada	3,702	599
Other foreign countries	3,933	—
Total	$24,545	$70,931

THIRTEEN WEEKS ENDED NOVEMBER 26, 2005 - restated

DIVISION	HBC	WAD	TOTAL
Net Sales	$18,362	$15	$18,377
Loss from operations	(1,789)	(801)	(2,590)
Net income (loss)	$277	$(792)	$(515)

Total Assets	$88,540	$57,960	$146,500

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
Thirteen weeks ended November 26, 2005:
United States	$11,915	$110,043
Canada	4,141	657
Other foreign countries	2,321	—
Total	$18,377	$110,700

THIRTY-NINE WEEKS ENDED NOVEMBER 25, 2006 - restated

(Amounts in thousands, except for shares and per share amounts)

DIVISION	HBC	WAD	TOTAL
Net Sales	$73,748	$123	$73,871
Loss from operations	(728)	(2,309)	(3,037)
Net income (loss)	$8,224	$(2,295)	$5,929

GEOGRAPHIC	NET SALES
Thirty-nine weeks ended November 25, 2006:
United States	$55,115
Canada	10,669
Other foreign countries	8,087
Total	$73,871

THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 - restated

DIVISION	HBC	WAD	TOTAL
Net Sales	$52,536	$32	$52,568
Loss from operations	(5,458)	(1,072)	(6,530)
Net loss	$(3,499)	$(1,650)	$(5,149)

GEOGRAPHIC	NET SALES
Thirty-nine weeks ended November 26, 2005:
United States	$34,080
Canada	11,918
Other foreign countries	6,570
Total	$52,568

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

THIRTEEN WEEKS ENDED NOVEMBER 25, 2006 COMPARED TO THE THIRTEEN WEEKS ENDED NOVEMBER 26, 2005 (RESTATED)

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

GROSS PROFIT - restated

Consolidated gross profit increased to $3.4 million for the thirteen weeks ended November 25, 2006 compared to $1.2 million for the thirteen weeks ended November 26, 2005. As percentage of net sales, consolidated gross profit was 13.7% and 6.7%, respectively for the thirteen weeks ended November 25, 2006 and November 26, 2005. The current quarter gross margin percentage and gross margin were favorably impacted by the Company’s acquisition of the former Playtex brands which contributed an incremental $3.1 million to gross profit ($3.3 million in the current quarter compared to $0.2 million in prior year quarter). The current quarter was impacted by an additional $0.2 million inventory obsolescence reserve established primarily against the acquired Playtex products. The strategic shift to higher margin products partially offset increased material costs and decreased factory utilization compared to prior year.

Gross profit for the Company’s WAD division was a negative $0.4 million for the thirteen weeks ended November 25, 2006 and November 26, 2005. The negative gross profit reflects the amortization of software technology, included in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - restated

Selling, general and administrative expenses were $5.0 million for the thirteen weeks ended November 25, 2006 compared to $3.8 million for the thirteen weeks ended November 26, 2005. The increase of $1.2 million is mainly attributable to factors associated with company’s acquisition of the Playtex brands in November 2005. The Playtex asset acquisition accounts for the increase specifically, $0.7 million relating to the amortization of intangibles assets and $0.5 million in increased sales and marketing expenses.

OTHER INCOME (EXPENSE) - restated

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

The issuance of the Convertible Notes on August 2, 2006, triggered the establishment of warrant derivatives, a compound derivative liability, a debt discount and deferred finance fees. This produced an overall result of other income of $8.0 million. No similar amounts relate to the thirteen weeks ended November 26, 2005.

Other income (expense) consists of the following:

($000’s) Thirteen weeks ended November 25, 2006

Interest on debt	$(2,287)
Amortization of debt discount and finance fees	(1,073)
Gain on revaluation of compound derivative liability	11,505
Other expense	(163)
Total other income	$7,982

THIRTY-NINE WEEKS ENDED NOVEMBER 25, 2006 COMPARED TO THE THIRTY-NINE WEEKS ENDED NOVEMBER 26, 2005 (RESTATED)

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

GROSS PROFIT - restated

Consolidated gross profit increased to $11.8 million for the thirty-nine weeks ended November 25, 2006 compared to $3.1 million for the thirty-nine weeks ended November 26, 2005. As percentage of net sales, consolidated gross profit was 16.0% and 5.9%, respectively for the thirty-nine weeks ended November 25, 2006 and November 26, 2005. The current year gross margin percentage and the total gross margin were favorably impacted by the Company’s acquisition of the former Playtex brands which contributed an incremental $10.3 million to gross profit ($10.5 million in the current thirty-nine weeks compared to $0.2 million in prior year thirty-nine weeks). The current year was impacted by the additional $0.9 million inventory obsolescence reserve primarily established against acquired Playtex products. The strategic shift to higher margin products partially offset increased material costs and decreased factory utilization compared to prior year.

Gross profit for the Company’s WAD division was a negative $1.2 million for the thirty-nine weeks ended November 25, 2006 and November 26, 2005. The negative gross profit reflects the amortization of software technology, included in cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - restated

Selling, general and administrative expenses were $14.8 million for the thirty-nine weeks ended November 25, 2006 compared to $9.6 million for the thirty-nine weeks ended November 26, 2005. The increase of $5.2 is mainly attributable to factors associated with company’s acquisition of the Playtex brands in November 2005 and the May 2005 merger with Cenuco. The Playtex asset acquisition accounts for $4.0 million of the increase specifically, $2.2 million relating to the amortization of intangibles assets, $1.5 million in increased sales and marketing expenses and $0.3 million for additional patent and registration costs. An increase of $0.7 million primarily for incremental salary, benefits and professional fees associated with being a public entity. The balance of the increase of $0.5 million relates to the Company’s WAD division related to increase in general operating expenses as compared to prior year.

OTHER INCOME (EXPENSE) - restated

Interest expense on funded debt was $7.8 million for the thirty-nine weeks ended November 25, 2006 compared to $1.0 million for the thirty-nine weeks ended November 26, 2005. The increase of $6.8 million over the thirty-nine weeks ended November 26, 2005 is primarily due to both the $80 million Bridge Loan used to fund the Playtex asset acquisition and the convertible notes totaling $91.0 million issued on August 2, 2006. $84.1 million of gross proceeds from the convertible notes was used to pay down the Bridge Loan plus accrued interest.

The issuance of the Convertible Notes on August 2, 2006, triggered the establishment of warrant derivatives, a compound derivative liability, a debt discount and deferred finance fees. This produced an overall result of other income of $9.0 million. No similar amounts relate to the thirty-nine weeks ended November 26, 2005.

Other income (expense) consists of the following:

($000’s) Thirty-nine weeks ended November 25, 2006

Interest on debt	$(7,816)
Amortization of debt discount and finance fees	(2,683)
Gain on revaluation of compound derivative liability	19,480
Other expense	(15)
Total other income	$8,966

OTHER FINANCIAL ITEMS

LIQUIDITY AND CAPITAL RESOURCES - restated

Long-term debt consists of the following:

($000’s)

	NOVEMBER 25,	FEBRUARY 28,
	2006	2006
Bridge loan	$—	$80,000
Convertible secured notes	91,111	—
Debt discount	(49,181)	—
Compound derivative liability	18,855	—
Revolving line of credit	10,397	—
Capital leases	—	32
	71,182	80,032
Less current portion	—	32

Total	$71,182	$80,000

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

Accounting for Issuance of Convertible Secured Notes - restated

Consideration received from the issuance of the Notes ($87.3 million net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending, was allocated to the Series A and B Warrants and the Notes based on the relative fair value of each. The resulting $8.4 million value attributed to the Series A and B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($78.9 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the Compound Derivative discussed above (amounting to $38.3 million as of August 2, 2006). The debt issuance discount (totaling $50.4 million) and the cash and other deferred finance costs associated with the issuance of the Notes (totaling $6.8 million), are being amortized to interest expense under the interest method over the 5-year period to the date that the 5 Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the 5 Year Put Option ($4.6 million) is being accreted over the same 5-year period, also under the interest method, as an increase to interest expense and the recorded value of the Notes. Such amortization and accretion amounted to $1.4 million in the current period and $1.8 million since inception. Given the significant initial issuance discount recorded on the Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the 5 years than the latter.

The liability recorded for the Compound Derivative will be adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the Compound Derivative liability was adjusted to $18.9 million as of November 25, 2006, resulting in a decrease to interest and other expense of $11.5 million for the thirteen weeks ended November 25, 2006.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

Contractual Obligations - restated

November 25, 2006	PAYMENTS DUE BY PERIOD
	(US$000’s)
CONTRACTUAL OBLIGATIONS		LESS THAN			MORE THAN
($)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt obligations (1)	$71,182	$—	—	71,182	—
Operating lease obligations	5,019	350	3,262	1,301	106
Purchase Obligations	3,148	3,148	—	—	—
Total	$79,349	$3,498	$3,262	$72,483	$106

(1)	(see Note 6 to the consolidated financial statements).

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

Date: July 10, 2007