Form 10-K
period 2007-02-28
ASCENDIA BRANDS, INC.
filed 2007-07-16
CIK 843494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

Commission file number 033-25900

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

☐ Yes     ☒ No

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sale price of its common stock on August 26, 2006, the last business day of the Company’s second quarter for the current fiscal year, as quoted on the American Stock Exchange, was approximately $34,292,518.*

As of July 13, 2007, 41,779,840 shares of common stock, par value $.001 per share, were outstanding.

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

- iii -

PART I

ITEM 1. BUSINESS

Ascendia Brands, Inc. and its subsidiaries (“Ascendia,” the “Company,” “we” or “us”) manufacture, market and distribute a portfolio of nationally and internationally recognized branded health and beauty care products. Our brand portfolio includes Baby Magic®, Binaca®, Mr. Bubble®, Calgon™, the healing garden®, Lander®, Lander essentials™, Ogilvie®, Tussy®, Tek®, and Dorothy Gray®. These products compete in the Bath Products, Baby Toiletries, Deodorant/Antiperspirant, Home Permanent Treatment, Mouthwash, Portable Breath Sprays and Drops, Manual Toothbrush, and Skin Care categories within the personal care products market.

Several of our brands hold either the number one or number two market position in their respective categories, as shown in the table below:

Ascendia’s Major Brands Market Position.

Major Brand	Category	Market Position
Mr. Bubble	Children’s Bath	#1
Lander, Lander essentials, Calgon,
the healing garden	Bath	#1
Ogilvie	Home Permanents	#1
Binaca	Portable Breath Freshening	#2

Source: Information Resources, Inc., 1Q 2007.

We sell our products principally through mass merchandisers, drug stores, supermarkets (“mass, drug, food”) and dollar store outlets, which is where most consumers buy the types of products we sell. We have more limited distribution in online, specialty retail and direct-to-consumer outlets. We continue to seek increased access to retail shelf space and distribution points that provide higher profit margins for Ascendia, while also providing good value for consumers. We anticipate that, in the long term, distribution in lower profit margin retail outlets will be scaled down in favor of sales through higher profit margin retail outlets.

We focus internal resources on product development, manufacturing, distribution, marketing and sales. We utilize these core competencies in conjunction with our experienced management team to increase sales and profits. We expect to achieve growth through a combination of increased market penetration from new and existing products in our current brands as well as via strategic acquisitions of synergistic brands.

Corporate Structure

On May 9, 2006 we changed our name from Cenuco, Inc. to Ascendia Brands, Inc. The chart below depicts our current corporate structure and the discussion that follows summarizes the functions and role of each company in the group.

Ascendia Brands, Inc. Ascendia Brands, Inc. is a holding company, organized under Delaware law, with its executive offices in Hamilton, New Jersey. It directly owns the equity of Hermes Acquisition Company I LLC and Cenuco, Inc. Its common stock is listed on the American Stock Exchange under the symbol “ASB.” Prior to changing its name to “Ascendia Brands, Inc.,” the company’s common stock was quoted on the American Stock Exchange under the symbol “ICU.”

Hermes Acquisition Company I LLC. Hermes Acquisition Co. I LLC is a Delaware limited liability company that acts as the holding company for our health and beauty care division.

Ascendia Brands Co., Inc. Ascendia Brands Co., Inc. is a New Jersey corporation with its executive offices in Hamilton, New Jersey. As of May 1, 2006, it assumed the manufacturing and distribution operations formerly conducted through Lander Co., Inc. (see, below). Ascendia Brands Co., Inc operates a manufacturing plant in Binghamton, New York, which is leased from a related party, Ascendia Real Estate LLC.

Lander Co., Inc.. Lander Co., Inc. is a Delaware corporation with its executive offices in Wilmington, Delaware. During the period ended February 28, 2006, Lander Co., Inc. was the principal operating company in Ascendia’s health and beauty care division. Following the transition of manufacturing and distribution activities to Ascendia Brands Co., Inc., Lander Co., Inc. has been as an intellectual property holding company for trademarks and other intellectual property associated with the Lander brands.

Ascendia Brands. (Canada) Ltd. Ascendia Brands (Canada) Ltd, a Canadian limited company, is the Canadian manufacturing and distribution arm of Ascendia’s health and beauty care division. It operates a manufacturing facility in Toronto, Ontario, which it leases from a third party. Prior to June 11, 2007, Ascendia Brands (Canada) Ltd was known as Lander Co. Canada, Ltd.

Ascendia Real Estate LLC. Ascendia Real Estate LLC, a New York limited liability company, is a real estate holding company. Its sole asset is the Binghamton plant, which it leases to Ascendia Brands Co., Inc.

Lander Intangibles Corporation. Lander Intangibles Corporation is a Delaware corporation with its executive offices in Wilmington, Delaware. Lander Intangibles is an intellectual property holding company that was formed to acquire and hold certain of the intellectual property that the we purchased from Playtex Products Inc. and its affiliates on November 16, 2005, and from Coty Inc. and its affiliates on February 9, 2007.

Cenuco, Inc. Cenuco, Inc. Wireless is a Florida corporation with executive offices in Boca Raton, Florida. Cenuco, Inc. formerly developed and marketed wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform. As of February 28, 2007, Cenuco, Inc. is being accounted for as a discontinued operation.

Health and Beauty Care Division

Introduction

We manufacture, market, distribute and sell value and premium value branded health and beauty care products in the United States and Canada, and in 90 countries throughout the Americas, Africa, Asia and the Middle East. Our growing range of products includes branded bath, baby, oral, skin and hair care products. Additionally, through our Canadian facility, we produce a line of private label brands for a limited number of large Canadian retail chains.

We trace our history to the formation of Lander Co, Inc. in 1920. Lander was the first value brand cosmetics company in the United States. In the 1930s and 1940s, Lander introduced perfumes such as “Romantic Days” (in 1943), and “Samedi-Soir” (in 1950). By the 1950’s, it owned over thirty brand names and four subsidiaries, including Lundborg Perfumers Inc. and MacGregor Men’s Toiletries Inc. Lander began sales in Canada in 1947. A family-owned company for over 40 years, Lander was acquired in 1964 by what is now Bristol-Myers Squibb. In 1968, ownership passed to Scott Chemical Co., Inc., and in 1994 to Claneil Enterprises, Inc. In 2003 the Hermes Group LLC, a Princeton, NJ-based private equity company, purchased Lander from Claneil. In May 2005, Hermes merged with Cenuco, Inc. and the combined company subsequently changed its name to Ascendia Brands, Inc.

On November 16, 2005, we acquired the Baby Magic, Mr. Bubble, Ogilvie, Binaca, Dorothy Gray, Tussy and Tek brands from Playtex (the “former Playtex brands”), and on February 9, 2007, we acquired the Calgon and the healing garden brands from Coty Inc. and certain of its affiliates (the “former Coty brands”). The acquisition of these additional brands created commercial, operational and distribution synergies with our existing manufacturing and distribution infrastructure. The acquired brands are positioned in product categories in which we already had an established and significant “extreme value” leadership position. Management believes that combining marketing, sales, manufacturing and distribution of the former Playtex and Coty brands with our legacy Lander brands enables us to realize manufacturing and distribution efficiencies. More specifically, it has given us access to retailers with which we had not previously done business (e. g., Target Corporation and Toys ‘R’ Us), enabling us to offer more of our products to each customer.

The following are our principal brands:

Baby Magic – In 1950, Mennen Company introduced the Baby Magic trade name to the market. The brand was later sold to Colgate, which in 1999 sold the United States, Puerto Rican, and Canadian rights to the trade name to Playtex. Playtex initially viewed Baby Magic as a core brand and provided sustained marketing and advertising support. Prior to our acquisition of the brand, however, the entry of additional competitors such as Huggies and Gerber had reduced Baby Magic’s market share and it was no longer viewed as a “core” brand. Nonetheless, Baby Magic had remained the number two brand in a highly competitive infant toiletries segment with more than 80 percent brand awareness. (Source: Proprietary Market Research, July 2005).

Binaca – Introduced in 1970, Playtex acquired the Binaca brand in 1998. Binaca has been associated with instantly fresh breath since its early beginnings. Today, Binaca is enjoying renewed brand growth as a result of renewed consumer interest in portable breath freshening.

Calgon – Introduced in 1970, Calgon is the leading specialty bath brand. Known for its famous tag line Take Me Away!® The brand garners a multi-generational appeal through its bath powders, body washes, mists and lotions with fragrance offerings appropriate for mothers and daughters. (Source: Proprietary Market Research, April 2007).

Dorothy Gray – Introduced in 1916, Dorothy Gray is an “upscale” line of face cream products specifically designed to address the needs of dry or mature skin. The brand enjoys limited domestic distribution, with revenues generated primarily by sales to Korea and other international markets.

Lander – Introduced in 1920, Lander is a leader of quality value brand health and beauty products that offer consumers a trusted branded alternative to private label. In 2005 the LANDERx brand was created for a line of medicated ointments.

Lander essentials – Launched in 2004, Lander essentials was created to offer consumers on-trend product forms and fragrances that include products such as 3in1 Body Wash, Shampoo and Bubble Bath, Bath & Body Oils, Moisturizing Body Washes, Sugared Scrubs and other products.

Mr. Bubble – Introduced in 1961, Mr. Bubble is the market leader in the children’s bath additives category, with brand awareness in excess of 97 percent. The product is primarily used by children ages 3-8. Due to its longevity and category defining position, Mr. Bubble is viewed as an icon of popular culture. (Sources: Information Resources, Inc., 1Q 2007 and Proprietary Market Research, July 1998).

Ogilvie – Introduced in 1920, Ogilvie has been the market leader in the at-home hair permanents category for over 40 years. In 1998, when Playtex acquired the brand, Ogilvie had approximately a 50 percent market share. Today, Ogilvie has more than an 85 percent market share within the reported food, drug and mass outlets. (Sources: Information Resources, Inc., 1Q 2007 and Proprietary Market Research, April 2006).

Tussy – Introduced in 1925, Tussy is a brand deodorant and deodorant/antiperspirant. The deodorant product is offered in a cream form, while the deodorant/antiperspirant is available in the more common roll-on and stick forms. This brand meets a consumer need for an open-price point offering, available in food, drug, mass and Dollar outlets.

the healing garden – the healing garden was launched in 1997 as the first mass market specialty bath product line. The brand’s original positioning as the aromacology expert devoted to enhancing wellness through the power of nature and science, the healing garden, still resonates strongly with today’s consumer. the healing garden brand is currently the number two brand in the specialty bath sector. (Sources: Information Resources, Inc., 1Q 2007 and Proprietary Market Research, April 2007).

Prior to the acquisition of the former Coty brands, we distributed more than 85 million units annually (primarily liquid fill bath care, baby care and skin care products) in North America and another 14 million units internationally. Subsequent to the acquisition, we estimate we will distribute an additional 31 million units annually. This would increase our anticipated annual global sales to more than 130 million units.

Customers and Distribution Channels

Our senior sales management team, along with our seasoned network of sales brokers, maintain long-standing relationships with our top fifty customers, which collectively account for approximately eighty-five percent of our total gross sales. Our sales management group focus primarily on developing our profitable premium brands within our current base of core customers. They also seek out new customers in our targeted demographic groups. In fiscal 2008, we will continue to emphasize growth in the higher margin, branded segments of our business, with new product offerings in our Lander essentials line, Baby Magic, Mr. Bubble, Binaca, and Ogilvie brands, along with upgraded and new items in the recently acquired Calgon and the healing garden brands.

We enjoy a broad distribution base comprised of a variety of markets and distribution channels internationally. During the fiscal year ended February 28, 2007, approximately 75 percent of our gross revenues were derived in the United States, 15 percent were derived in Canada and the remaining 10 percent in roughly 90 other countries throughout the Americas, Europe, Asia, the Middle East and Africa. In the U.S. and Canada, our products are widely distributed throughout the food, drug and mass and dollar/specialty channels. The brands are now sold in over 60,000 retail outlets in the United States and Canada. Our largest customer is Wal-Mart, which accounted for approximately 42 percent of U.S. revenues and 27 percent of Canadian revenues in the year ended February 28, 2007. Other major customers include Walgreen’s, K-Mart, Shopper’s Drug, Dollar General, Dollar Tree and Centennial, our Mexican distributor. As a result of the acquisition of the former Playtex brands, we gained access to several additional customers, including Target Corporation, Toys ‘R’ Us, Safeway and Kroger.

Our strategy for acquiring new customers and increasing sales penetration with existing customers is to provide a full range of products within our product categories of competency, while at the same time providing consumers with a perceptibly better price/quality/value relationship than do our competitors. We employ a “sell from shelf” business approach for many of our products. This provides higher than average margins for the retailer, a better value for the consumer, and improved sales and margins for the Company. In addition, we employ targeted online campaigns, as well as seasonal print and public relations efforts, to reinforce consumer awareness of our brands.

Raw Materials

The Company has multiple foreign and domestic sources of supply for substantially all of our raw material requirements. Our product offerings require the purchase of oil-based derivatives (such as mineral oil, petrolatum, surfactants and other specialty chemicals), plastic resin products (such as bottles and caps) and paper products (such as boxes, labels and packaging). The raw materials and various purchased components required for our products have generally been available in sufficient quantities and we believe we currently have adequate sources for our anticipated production needs. The Company has experienced moderate inflation in these raw materials and expects inflation pressures to continue.

Facilities

Our health and beauty care division is headquartered in Hamilton, New Jersey. In addition, we operate two combined manufacturing/ distribution facilities. These facilities are located in Binghamton, New York (owned) and Toronto, Ontario (leased). The primary core competencies of both manufacturing facilities are liquid fill and talc powder filling. Additionally, we utilize four public warehouse facilities, located in Buena Park, CA, Harrisburg, PA, Scranton, PA and Charlotte, NC. The four distribution facilities act as remote warehouses and FOB pick-up locations.

Our Binghamton plant is a 163,000 square foot facility with 160 employees split into three eight-hour shifts, five days a week. The hourly employees are represented by the International Chemical Workers’ Union, Local 293, with a contract that expires May 1, 2009. To the Company’s knowledge, labor relations are good. The Binghamton plant produces health and beauty care products for sale in the United States and internationally under the Lander brand name. In addition, the plant is currently producing Mr. Bubble, Baby Magic, Dorothy Gray and Tussy. Products produced in this plant include bubble bath, lotions and creams, and baby products such as shampoo, baby oil, and baby powder. Additionally, this facility is approved by the United States Food and Drug Administration and the New York Board of Pharmacy to manufacture over-the-counter (OTC) drugs such as topical analgesics and vapor rubs.

Our Ontario plant is a 98,000 square foot facility with 105 employees split into two eight-hour shifts, five days a week. The hourly employees are represented by the Laundry and Linen Drivers and Industrial Workers, Local 847, with a contract that expires on February 1, 2009. To our knowledge, labor relations are good. This plant produces private label health and beauty care products for Canada’s largest retail and drug stores, as well as Lander brand products sold in the U.S. and Canada. The plant also produces Baby Magic. Products produced in this plant include lotions and creams, mouthwash, nail polish remover and baby products such as shampoo, baby oil and baby powder. Our Canadian facility is approved by Health Canada to manufacture OTC drugs, including antiseptic mouthwash, topical analgesics and vapor rubs.

Both manufacturing facilities have the capacity, with a modest capital investment, to absorb the incremental production required to meet projected organic sales growth, as well as additional sales from the Calgon and the healing garden and possible future acquisitions. We believe we can realize operating efficiencies in the areas of freight and distribution, raw material procurement and labor and overhead absorption, which would make sales derived from appropriate acquisitions significantly accretive.

We will continue to out-source production of certain products to third-party contract manufacturers.

Wireless Applications Development Division – Discontinued Operation

In February 2007, due to the poor sales and negative cash flow, we committed to sell our wireless subsidiary, which was engaged in a wireless application technology business, primarily related to the transmission of secure and non-secure video onto cellular platforms via proprietary technologies. Subsequent to year end, we determined that a sale was no longer likely and decided to discontinue and liquidate the wireless application development operation. The total loss from discontinued operations related to the wireless subsidiary was $23.3 million and $37.5 for the years ended February 28, 2007 and 2006, respectively. There is no loss from discontinued operations in the year ended February 28, 2005 as the operations of Cenuco, Inc. are not included for the period prior to the May 20, 2005 merger. For the year ended February 28, 2007, the loss from discontinued operations consisted of the write-off of goodwill of $14.6 million, the write-off of the carrying value of net assets of $5.3 million (primarily software technology) and the net loss from operations of $3.4 million. For the year ended February 28, 2006, loss from discontinued operations consisted of the write-off of goodwill of $35.1 million and the net loss from operations of $2.4 million.

The Lander-Cenuco, Inc. Merger

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc. (the parent company of Cenuco Wireless, and a public company traded on the American Stock Exchange under the symbol “ICU”), merged with Hermes Acquisition Co I LLC. The merger was completed through the issuance of 2,553.7 shares of Cenuco, Inc.’s Series A Junior Participating Preferred Stock (representing 65 percent of the aggregate outstanding voting power of Cenuco, Inc.’s capital stock) in exchange for all the outstanding membership units of Hermes Acquisition Co I LLC. As a consequence of the merger, Hermes Acquisition Co I, together with its wholly owned subsidiaries Ascendia Brands (Canada) Ltd (then called Lander Co. Canada Ltd.), Ascendia Real Estate (then called Hermes Real Estate I LLC) and Lander Co., Inc., became wholly owned subsidiaries of Cenuco, Inc.

For financial reporting purposes, the merger was treated as a recapitalization of Hermes Acquisition Co I followed by the reverse acquisition of Cenuco, Inc. by Hermes Acquisition Co I for a purchase price equivalent to the total market value of Cenuco, Inc. stock outstanding as of the announcement date of the merger agreement, plus the fair value of the stock options that automatically vested on the date of the merger (approximately $64.4 million in the aggregate). Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of the Company prior to the date of the merger reflect the financial position and results of operations of Hermes Acquisition Co I and its subsidiaries, with the results of operations of Cenuco, Inc. being consolidated with Hermes Acquisition Co. I commencing on May 20, 2005. Effective with the completion of the merger, the Company changed its fiscal year end to the last day of February, consistent with Hermes Acquisition Co’s fiscal year.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, Inc. as follows:

(Amounts in thousands)
Cash and cash equivalents	$6,003
Other current assets	497
Total current assets	6,500
Property, plant, and equipment	111
Goodwill – see, discussion below regarding impairment charge in subsequent quarters	49,675
Intangibles - acquired core software technology	8,000
Other assets	592
Total assets acquired	64,878
Total liabilities assumed	(474)
Estimated fair value of net assets acquired	$64,404

Goodwill of $49.7 million related to the acquisition was assigned entirely to the wireless application development (“WAD”) operating division. This goodwill is not deductible for income tax purposes.

During the quarter ended February 28, 2006, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tested the carrying value of goodwill for impairment. This led to a goodwill impairment of $35.1 million being recorded in the statement of operations. During the quarter ended February 28, 2007, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment. This led to a further goodwill impairment of $14.6 million being recorded.

Acquisition of Assets – Fiscal 2006

On November 16, 2005, our Lander and Lander Intangibles subsidiaries acquired certain brands and brand-related assets from Playtex and its affiliates. The acquired brands included Baby Magic, Binaca, Mr. Bubble, Ogilvie, Tek, Dorothy Gray and Tussy. At the closing, Lander and Lander Intangibles paid a total cash purchase price of $59.1 million, inclusive of $2.1 million in acquisition costs. The $59.1 million purchase price was subject to certain post-closing adjustments based upon the amount of product inventory delivered to Lander at closing. In December 2005, this adjustment resulted in a purchase price reduction of approximately $1.3 million, bringing the total purchase price to $57.8 million, inclusive of acquisition costs. In accordance with SFAS No. 142, the Company allocated the purchase price to the assets acquired based on relative fair value, as follows:

(Amounts in thousands)
Inventory	$9,600
Property, plant and equipment	900
Brand names and product formulae	16,924
Customer relationships	30,394
Total Purchase Price	$57,818

Acquisition of Assets – Fiscal 2007

On February 9, 2007, our Ascendia Brands Co., Inc. and Lander Intangibles Corp subsidiaries acquired the Calgon and the healing garden brands and certain brand-related assets from Coty Inc. and certain of its affiliates. The purchase price of $121.8 million (prior to certain closing adjustments), consisted of $90.1 million in cash, a $20.0 million subordinated note, $10.0 million in our common stock and $1.7 million in capitalized transaction costs. The cash portion of the purchase price of $95.0 million was decreased by $4.9 million at closing to reflect certain liabilities that we assumed. The asset purchase agreement contains “earn-out” provisions under which we could be required to pay Coty up to an additional $15 million in cash and to issue up to an additional $5 million in subordinated debt in July 2009, subject to sales of the healing garden products meeting specified revenue targets. The Company would account for this contingent consideration when it is finally determined by adjusting the purchase price and subordinated debt. The note is subordinated to our senior indebtedness referred to below, matures on September 9, 2012 and bears interest at the rate of 17.25% per annum (19.75% from and during the continuation of certain defaults under our senior indebtedness). Unless each of our senior lenders otherwise agrees, interest on the note is required to be capitalized and paid at maturity.

In accordance with SFAS No. 142, we allocated the total purchase price to the assets (liabilities) acquired based on relative fair value. The allocation is as follows:

(Amounts in thousands)
Inventory	$15,771
Brand names and product formulae and backlog	61,701
Customer relationships	49,163
Total assets acquired	126,635
Less liabilities assumed	(4,862)
Total net assets acquired	$121,773

Number of Employees

As of February 28, 2007 we had 324 employees in the United States and Canada.

ITEM 1A. RISK FACTORS

We are subject to risks relating to our dependence on the retail economy.

Our business depends to a significant degree on the strength of the retail economy in North America. Changes in economic conditions can affect consumer demand, which is one of the principal drivers of the retail economy. If the state of the economy worsens, or if consumer demand declines for any other reason, we may suffer declines in sales volumes, which may have a material adverse effect on our operating results. In order to maintain sales, we may have to reduce prices, and this could result in lower profitability.

Competitive forces could adversely affect our sales, operating results and profitability.

The business of manufacturing and selling health and beauty care products is highly competitive. Numerous manufacturers, distributors, marketers and retailers actively compete for consumers’ business, both in the United States and abroad.

Our principal competitors include Health Tech, Johnson & Johnson, Kimberly Clark, Procter & Gamble, The Village Company and Unilever. Nearly all of these competitors are larger and have substantially greater resources than Ascendia. They may therefore be able to spend more on advertising and marketing and respond more effectively to changing business and economic conditions than we can. This could adversely affect our competitive position in the industry. In addition, competitors may attempt to gain market share by offering products at or below the prices typically offered by us. Competitive pricing may require us to reduce prices and may result in lost sales and/or reductions in our margins.

We compete on the basis of numerous factors, including brand recognition, product quality, performance, price and product availability at retail stores. Merchandising, packaging and the timing of new product introductions also have a significant impact on customers’ buying decisions and, as a result, on our sales. These factors in turn depend on the structure and quality of our marketing team, sales force and broker network. Customers’ response to our products affect the in-store position, shelf display space and inventory levels in retail outlets. If we are not able to maintain or improve the inventory levels and/or shelf placement of our products in retail stores, our sales and operating results will be adversely affected.

Our markets also are highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. An increase in product introductions by our competitors could have a material adverse effect on our sales, operating results and profitability.

We depend on a limited number of large customers for a large portion of our sales. The loss of one or more of these key customers could materially reduce our sales and therefore could have a material adverse effect on our operating results and profitability.

Our principal customers are large dominant mass and chain drug retailers. These customers have strong negotiating power with their suppliers, among whom they may seek to foster competition. They may also choose to import products from foreign suppliers, or to sell “private label” or “store brand” products instead of or in addition to branded products.

For the year ended February 28, 2007, our top five customers accounted for approximately 50 percent of net sales. Our largest customer, Wal-Mart, accounted for 36 percent of net sales, and our second largest customer, Dollar Tree, accounted for 5 percent. We expect that for the year ending February 28, 2008, and in future periods, our top five customers, including Wal-Mart and Dollar Tree, will, in the aggregate, continue to account for a significant portion of our sales. The loss of one or more of these key customers, any significant decrease in sales to them or any significant decrease in retail display space in any of these customers’ stores, could reduce our sales and therefore could have a material adverse effect on our operating results and profitability.

In addition, our business is based primarily upon individual sales orders and our customers typically do not commit to long-term purchase contracts. Our customers could therefore cease buying our products at any time and for any reason. The fact that we typically do not have long-term contracts means that we generally have no recourse in the event a customer ceases purchasing our products or reduces the level of purchases. If a number of our customers representing significant revenues cease purchasing our products, or materially reduce the volume or value of those purchases, this could have a material adverse effect on our sales, operating results and profitability.

To compete successfully, we must continually develop new products that appeal to consumers.

Our long-term success depends upon our ability to continually develop and launch new brands and products that appeal to consumers. We face intense competition from larger and more established manufacturers and distributors that have more resources to dedicate to innovation and advertising.With national brands assuming a more prominent place in our product portfolio, we are increasing our focus on innovation and marketing. However, there is no assurance that this investment will be successful in maintaining our competitive position.

We manufacture a significant quantity of the products we sell. Any disruption in production could result in lost sales, and could have a material adverse effect on our customer relationships, operating results and profitability.

We manufacture most of our branded and private label beauty care products at our 163,000 square foot manufacturing facility in Binghamton, New York and our 98,000 square foot manufacturing facility in Scarborough, Ontario, Canada. Beginning in late 2007, we also intend to begin manufacturing the brands recently acquired from Coty in these facilities. We have the capability to manufacture most products (including shampoos, bubble bath, powders and topical analgesics) at either facility. However, we can currently manufacture alcohol-based products (such as mouthwash) and acetone-based products (such as nail polish remover) only at our Ontario location. A permanent or temporary unplanned shutdown of either of our plants, resulting from equipment malfunction, accident, fire, sabotage, strike or lockout, act of God or other factors, could substantially reduce our output of finished products. If output from one facility were to be curtailed, there is no assurance that we could absorb any lost production in our other manufacturing facility or that we could arrange to outsource production of the affected products in sufficient time to maintain scheduled deliveries.

In the event of a protracted disruption in our own manufacturing operations, we would become more dependent on contract manufacturers and there is no assurance that we could obtain finished products from these manufacturers in sufficient quantities of appropriate quality or at prices comparable to our own manufacturing costs. Our inability to do so could result in decreased sales and loss of market share, and could have a material adverse effect on our customer relationships, operating results and profitability.

We depend on third parties to provide raw materials for the products we manufacture. Disruption in the supply of raw materials, or increases in raw material costs, could adversely affect sales and/or our profitability.

Our ability to manufacture products at our own facilities depends upon access to raw materials, all of which we purchase from unrelated vendors. These raw materials include oil-based derivatives (such as mineral oil, petrolatum, surfactants and other specialty chemicals), plastic resin products (such as bottles and caps) and paper products (such as boxes, labels and packaging). If our current vendors become unable or unwilling to supply us with raw materials in a timely manner or at acceptable prices, there is no assurance that we could identify and qualify substitute vendors in sufficient time to prevent a disruption in production of some or all of the products we manufacture, or that substitute vendors would be able or willing to supply raw materials in the quantities and at the prices required to maintain normal operations. In addition, many of the raw materials we use, such as petroleum derivatives and paper products, are commodities that may be subject to significant price fluctuation, both in the short- and long-term. There is no assurance that we could pass through to our customers, in the form of higher prices, any resulting increase in our manufacturing costs arising from increased raw material costs or otherwise.

As a volume producer of value and extreme value products, we may be more susceptible than other producers to margin erosion resulting from increases in manufacturing costs. Our inability to secure sufficient quantities of raw materials at prices consistent with our current cost structure could therefore negatively impact inventory levels, customer relationships, sales and market share, and thus could have a material adverse effect on our operating results and profitability.

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

We rely on unrelated carriers for the shipment of raw materials and finished products. Any disruption in, or unavailability of, transportation could adversely affect production and distribution of our products.

We receive raw materials at our manufacturing facilities by truck, and distribute finished products to warehouses and customer distribution facilities by truck and/or rail. We rely on unrelated transportation companies for these services, which we typically contract on a short-term or ad hoc basis. The availability and cost of transportation services may be affected by many factors outside our control, including, without limitation, (i) market conditions of supply and demand, (ii) inclement weather, floods, hurricanes and other natural disasters, (iii) fuel shortages and/or increases in fuel costs, and (iv) strikes, lockouts or other industrial action. Although we seek to manage our raw materials and finished goods inventories prudently, any disruption in transportation services may interfere with normal plant operations, and/or impede or prevent the delivery of finished products to our warehouses and to our customers’ facilities. Any sustained increase in transportation rates would increase our manufacturing and/or distribution costs, and there is no assurance that we would be able to pass these cost increases through to our customers in the form of higher prices. These factors could result in lost sales and market share and could adversely affect our operating results and profitability.

Disruption in our distribution centers may prevent us distributing products to customers in a timely manner.

We manage our product distribution in North America through distribution centers in California, New York, North Carolina, Pennsylvania, Toronto and Puerto Rico. We seek to maintain sufficient inventory throughout our distribution system so that we can respond to customer orders in a timely manner. However, a serious disruption in the operation of any of these distribution centers caused by a flood, fire or other factors, could damage or destroy inventory and could materially impair our ability to distribute products to our customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and experience longer delivery lead times during the time it would take to reopen or replace a distribution center. This in turn could have a material adverse effect on our sales, operating results and profitability.

We make use of contract manufacturers to manufacture certain of the finished products we sell.

We rely on contract manufacturers to manufacture certain of our finished products and the use of contract manufacturers has increased significantly as a result of our acquisition of the former Playtex brands in November 2005. In addition, for an interim period, we will continue to rely on Coty to manufacture certain of the products acquired in our February 2007 acquisition. Any delay in delivery by one or more of these contract manufacturers, or the breach or termination of a manufacturing contract, could adversely affect our inventory levels and our ability to meet scheduled deliveries and accept new orders. Any or all of these factors could also negatively affect our market share, customer relationships, operating results and profitability.

Efforts to acquire other companies, brands or product lines may divert our managerial resources from our day-to-day operations, and if we complete an acquisition we may incur or assume additional liabilities or experience integration problems.

Our growth strategy is bifurcated. We seek to increase our business both through organic growth of our existing brands, and also by acquiring other companies, brands or product lines that management believes complement our existing health and beauty care business. At any given time, we may be engaged in discussions with respect to possible acquisitions or other business combinations that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus.We may also be involved in discussion with our lenders regarding the financing of such acquisitions.

Our ability to grow successfully through acquisition depends on our ability to identify, acquire and integrate suitable acquisition targets and to obtain any necessary financing. These efforts could divert the attention of our management and key personnel from our day-to-day business operations. If we complete acquisitions, we may also experience:

  difficulties or delays in integrating any acquired companies, personnel, brands and/or products into our existing business;

  delays in realizing the financial or other benefits of the acquisition;

  temporary cost increases in connection with transition services, while we integrate ordering, distribution, logistics, invoicing and other functions;

  diversion of our management’s time and attention from day-to-day business operations;

  higher than anticipated integration costs;

  difficulty, delays or inability to discover, assess and resolve inconsistencies in processes, customer agreements and the like;

  difficulties in maintaining uniform standards, controls, procedures and policies; and/or adverse customer reaction to the acquisition.

In addition, an acquisition could materially impair our operating results by causing us to incur debt, amortize acquisition expenses and/or depreciate acquired assets.

Regulatory matters governing our industry could have a significant negative effect on our sales and operating costs.

In both our U.S. and foreign markets, we are subject to extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints affecting our health and beauty care business. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions. The adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or require discontinuation of the sale or export of one or more of our products.

In the United States, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products are subject to regulation by various federal agencies, including the Food and Drug Administration, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the Environmental Protection Agency, and by various state agencies.

If we fail to comply with federal, state or foreign regulations, we could be required to:

  pay fines and/or penalties;

  suspend manufacturing operations;

  change product formulations;

  suspend the sale of products with non-complying specifications;

  initiate product recalls; or

  change product labeling, packaging, or take other corrective action.

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

We depend upon our key personnel and the loss of their services could harm our business.

Our success depends to a significant degree upon the continued contributions of our senior management team and other key employees. These employees may voluntarily terminate their employment with us at any time. We carry “key man” insurance for our senior management team; however, if we lose the services of any of these key employees, we may not be able to identify, hire and integrate replacements, or may not be able to do so within a sufficiently short period of time to prevent harm to our business.

We depend upon the protection of our intellectual property rights.

The market for our health and beauty care products depends to a significant extent upon the goodwill associated with our trademarks and trade names. Ascendia Brands and its affiliates own (or, in the case of the Calgon brand, license) the material trademarks and trade name rights used to market, package and sell our products. We believe our customers ascribe value to our trade names, trademarks and trade dress in general.It is the basis upon which consumers can readily differentiate our products from those of our competitors. The legal protection afforded our trade names, trademarks and trade dress is what prevents competitors or new market entrants exploiting for their benefit the goodwill associated with our products and from marketing and selling products that compete deceptively with ours. Trademark and trade name protection is therefore critical to our business.

Although most of our material trademarks are registered in the United States and in the foreign countries in which we sell our products, these registrations may be subject to challenge and there is no assurance that we will be able to defend our trademarks or trade names successfully. If we were to lose the exclusive right to use any of our brand names in the United States or any other market in which we sell our products, our sales and operating results could be materially and adversely affected. We could also incur substantial costs to defend legal actions relating to the use of our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition.

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

Impairment charges could have a material adverse effect on the Company’s financial results.

Future events may occur that would adversely affect the value of the Company’s assets and require impairment charges to be reflected in the statement of operations. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in relationships with significant customers.

The conversion of our convertible notes would have a significantly dilutive effect on our common stock.

In December 2006, we refinanced our existing $91.0 million senior convertible secured notes held by Prencen Lending LLC. The notes are convertible in whole or in part into the Company’s common stock at the election of the holder, subject to certain conditions described in the notes. These conditions include the requirement that, immediately following such conversion, the holder and its affiliates collectively may not own more than 9.99% of the Company’s common stock. As part of the December 2006 refinancing, the conversion price for the notes was reduced from $1.75 to $0.42. Subsequently, in connection with the acquisition of the Calgon and the healing garden brands from Coty, the Company permanently retired $5.0 million in principal amount of the notes. The Company may not redeem the notes for a period of eight years.

The conversion price of $0.42 per share is substantially lower than the current trading price of our common stock and the conversion of the notes in full would result in the issuance of an additional 204,761,905 shares of common stock, representing roughly 83 percent of the aggregate number of shares outstanding on a post-conversion basis. Therefore, conversion of all or a material amount of the notes would significantly dilute our common stock and could result in a substantial reduction in trading price.

The terms of the conversion option to our convertible notes could impair our ability to raise equity capital.

The existence of the convertible notes, as described in the previous risk factor, and/or the increase in the number of shares outstanding following a complete or partial conversion could materially impair our ability to raise additional equity capital or refinance the notes. This, in turn, could adversely affect our ability to finance additional acquisitions, reduce our leverage ratio, implement our business plan and comply or regain compliance with the shareholders equity levels required under the American Stock Exchange continued listing standards, as described below.

We must comply with the continued listing requirements of the American Stock Exchange.

Our common stock is listed on the American Stock Exchange (the “Exchange”). A failure to maintain this listing could result in a default under our financing agreements with the consequences described below and could impair our ability to raise capital in the public markets. This, in turn, could have a material adverse effect on our ability to implement our business plan and thereby adversely affect our operating results and profitability. The Exchange’s regulations contain provisions specifying the minimum amount of shareholders’ equity that a company generally must have in order to maintain its listing. We have suffered significant losses in recent years. As of February 28, 2007, our shareholders’ equity was substantially below the $6.0 million level required by the Exchange. However, the Exchange generally does not initiate de-listing procedures for a company that fails to maintain the specified shareholders’ equity, if the company has (1) a total market capitalization of at least $50,000,000 or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and (2) at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. We believe we currently satisfy these requirements. In addition, we have secured undertakings from one of our lenders to convert to equity, subject to the payment of certain fees by the Company, a portion of its outstanding debt into equity, if necessary to maintain our listing. However, there is no assurance that we will continue to meet such additional criteria, neither is there an assurance that the Exchange will not initiate de-listing procedures even if such criteria are met. There is also no assurance that our lenders will agree to convert sufficient debt to enable us to satisfy the applicable listing standards.If they do not, we would be required to raise additional capital in order to maintain our listing with the Exchange and there can be no assurance that such additional capital could be obtained.

The failure to comply with financial and other covenants could cause a default under our financing agreements.

In connection with the acquisition of the Calgon and the healing garden brands, we entered into a $160 million senior secured loan facility and re-structured our $86 million convertible term loan. These financing agreements contain various financial and other covenants, including, in the case of our convertible debt facility, an obligation to file and maintain in effect a registration statement. Our ability to continue to comply with these covenants, and in particular the financial covenants, depends, among other things, upon our ability to execute our business model, meet targets for sales and profitability, realize the cost savings and synergies anticipated as a result of the acquisition, make certain filings with the Securities & Exchange Commission by specified dates and generally operate our business according to budget. The failure to comply with our covenants may, subject to applicable notice and cure provisions contained in our financing agreements, give rise to an event of default. Upon the occurrence of an event of default, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral, raise interest rates and exercise any other remedies available to secured creditors. If the loans are accelerated, default interest rates become effective or the commitments terminated, we would face substantial liquidity problems and, unless we were able to reach agreement with our lenders or refinance the outstanding obligations, we may be required to cease operations. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences for our financial condition and results of operations and could cause us to become bankrupt or insolvent.

If we fail to maintain adequate internal controls, we may be required to restate financial statements and incur legal liability.

In our Annual Report on Form 10-K for the period ended February 28, 2006, we noted the existence of a material weakness relating to our failure to maintain adequate internal controls in the application of purchase accounting for acquisitions completed during the 2006 fiscal year, and in the subsequent evaluation of goodwill for impairment, which occurred in the fourth quarter of the fiscal year. These control deficiencies resulted in the restatement of our second and third quarter financial statements, to reflect a reallocation of purchase price accounting, and a resulting increase in intangible amortization expense.

In addition, we recently filed restated financial statements for the first through fourth fiscal quarters of our fiscal year ended February 28, 2006 and the first through the third fiscal quarters of the fiscal year ended February 28, 2007. These restatements: adjust the valuation methodology used in the May 2005 Merger and make related corresponding revisions to the impairment charge recorded in the fourth quarter of fiscal 2006; reclassify the amortization of certain software costs of our wireless applications development subsidiary from Sales, General and Administrative expense to Cost of Goods Sold; adjust earnings per share computations to reflect a deemed dividend to the holders of the Company’s Series A Junior Participating Preferred Stock (convertible into shares of common stock) resulting from the application of certain anti-dilution provisions; and provide expanded disclosure regarding the goodwill impairment analysis performed in the fourth quarter of our 2006 fiscal year and critical accounting policies. In addition to the above restatements, net loss per Series A Preferred share for periods prior to the reverse acquisition of Cenuco, Inc. on May 20, 2005 is presented to retrospectively reflect the number of equivalent shares received by Hermes Acquisition Co I LLC unitholders in connection with the reverse acquisition. The restated financial statements for the second and third quarters for the fiscal year ended February 28, 2007 also include corrections to the value computed for the compound derivative liability as of August 26, 2006 and November 25, 2006.

Management has concluded that our disclosure controls and procedures were not effective at a reasonable level as of February 28, 2007. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended February 28, 2006, we determined that material weaknesses existed in our internal controls over financial reporting. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve complex technical accounting issues. During fiscal 2007, and into the first half of fiscal 2008, we have added to our in-house accounting staff. While the impact of these additions has been positive, there has not been adequate time for us to conclude that the material weaknesses have been fully remediated. We will continue to monitor the effectiveness of these control enhancements during fiscal 2008 prior to reaching a conclusion on full remediation. The continued effectiveness of these remedial measures depends upon our ability to maintain internal resources appropriate to the scope and nature of our business operations, capital structure and acquisition activities. Should we be unable to retain, develop or replace such resources, there can be no assurance that we will be able to maintain effective internal controls. A failure to do so could give rise to a risk of future restatement and potential legal liability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Facilities

Our corporate headquarters is located at 100 American Metro Boulevard, Suite 108, Hamilton, New Jersey. This facility consists of approximately 16,020 square feet of office space, leased from a non-affiliated third party, and the lease expires in 2011. In July 2006, we relocated our headquarters from 2000 Lenox Drive Suite 202, Lawrenceville, New Jersey and have sub-leased those premises to an unrelated third party for the balance of the lease term (2009).

Our Binghamton manufacturing plant is a 163,000 square foot facility with 160 employees split into three eight-hour shifts, five days a week. The Binghamton plant produces health and beauty care products for sale in the United States and internationally under the Lander brand name. In addition, the plant is currently producing Mr. Bubble, Baby Magic, Dorothy Gray and Tussy. Products produced in this plant include bubble bath, lotions and creams, and baby products such as shampoo, baby oil, and baby powder. Additionally, this facility is approved by the United States Food and Drug Administration and the New York Board of Pharmacy to manufacture over-the-counter (OTC) drugs such as topical analgesics and vapor rubs.

Our Ontario manufacturing facility is a 98,000 square foot facility with 105 employees split into two eight-hour shifts, five days a week. This plant produces private label health and beauty care products for Canada’s largest retail and drug stores as well as Lander brand products sold in the U.S. and Canada. The plant also produces Baby Magic. Products produced in this plant include lotions and creams, mouthwash, nail polish remover and baby products such as shampoo, baby oil and baby powder. Our Ontario facility is approved by Health Canada to manufacture OTC drugs, including antiseptic mouthwash, topical analgesics and vapor rubs.

In addition to our principal corporate offices, we maintain a 1900 square foot sales office in Bentonville, AK, with a lease term expiring in October, 2007, executive offices in Bannockburn, IL, with a lease term expiring in September, 2010 and a research and development facility in Monmouth Junction, NJ, with a lease term expiring in July 2008. We lease all three facilities from unrelated parties.

Our wireless applications division, which is treated as a discontinued operation, has an office in Boca Raton, Florida with a lease term expiring in July, 2007.

ITEM 3. LEGAL PROCEEDINGS

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

Wachovia Capital Markets

By letter dated March 16, 2007 Wachovia Capital Markets L.L.C. demanded a transaction fee of $1.75 million relating to our acquisition of the Calgon and the healing garden brands from Coty. Wachovia’s claim is based upon an agreement dated May 10, 2006 between the Company and Wachovia pursuant to which Wachovia agreed to render certain advisory services to the Company in connection with the acquisition. On June 29, 2007 the Company and Wachovia entered into a settlement agreement, in connection with which the Company paid Wachovia the sum of $1 million in settlement of Wachovia’s claims. The obligation for this settlement was accrued for as of February 28, 2007 and capitalized as part of the purchase price in connection with the Coty asset acquisition.

Joao v. Cenuco, Inc.

On February 1, 2005, Raymond Anthony Joao filed a patent infringement action against our Cenuco Wireless subsidiary in Federal District Court for the Southern District of New York (Joao v. Cenuco, Inc., 05 Civ. 1037 (CM) (MDF)). The complaint asserts that Cenuco Wireless is infringing upon certain patents held by Joao, specifically United States Patents Nos. 6,587,046, 6,542,076 and 6,549,130. These patents cover apparatuses and methods for transmitting video information to remote devices and/or over the Internet. Cenuco Wireless has vigorously defended this case on the merits. We believe that the patents held by Joao are invalid and that the chances of Joao prevailing are remote. However, there is no assurance as to the outcome of the case.As of February 28, 2007 we had discontinued our wireless applications development business.

Other claims and legal proceedings may arise in the ordinary course of our business. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be decided unfavorably to us and have a material adverse effect on us. The entry of one or more judgments, orders or decrees against us for the payment of money in excess of $500 thousand, individually or in the aggregate, would result in a default under our financing agreements if that is not released, discharged, bonded against or stayed pending appeal within 30 days.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 14, 2007, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) pursuant to a notice dated January 2, 2007. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 12,584,585 shares of common stock were voted at the meeting, constituting 90% of the 13,944,056 shares of common stock entitled to vote and 2,347.7745 shares of Series A Junior Participating Preferred were voted at the meeting, each with 10,118.9046 votes, constituting 100% of the 2,347.7745 shares Series A Junior Participating Preferred shares entitled to vote. At the Annual Meeting, the following five actions were taken:

1. The five nominees (Joseph A. Falsetti, Robert Picow, Edward J. Doyle, Francis Ziegler and Kenneth D. Taylor) for election to the Company’s Board of Directors were all elected. The results of the vote were as follows:

	For	Withheld
Joseph A. Falsetti	33,244,335	1,325,669
Edward J. Doyle	33,244,335	1,325,669
Kenneth D. Taylor	32,663,359	1,906,645
Robert Picow	32,656,599	1,913,405
Francis Ziegler	33,243,560	1,326,444

2. The selection of BDO Seidman, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending February 28, 2007 was ratified by the stockholder. The results of the vote were as follows:

For	Against	Abstentions
34,547,675	21,385	944

3. The issuance of up to 28,056,510 shares of the Company’s commons stock issuable upon conversion if the Company’s Series a Junior Participating Preferred Stock or otherwise in connection with the merger with Hermes Acquisition Company I LLC was approved by the stockholders. The results of the vote were as follows:

For	Against	Abstentions
7,261,139	75,364	8,256

4. The issuance of an aggregate of 34,000 shares of our common stock to Robert Picow and Doug McMillen was approved by the stockholders. The results of the vote were as follows:

For	Against	Abstentions
29,150,731	177,307	2,140

5. The Ascendia Brands 2007 Stock Incentive Plan was approved. The results of the vote were as follows:

For	Against	Abstentions
28,643,156	683,804	3,218

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From January 4, 2000 until December 17, 2002, our common stock was traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “VADC.OB”. From December 17, 2002 to May 20, 2004, our common stock was traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “CNUO.OB”. On May 20, 2004, our common stock began trading on the American Stock Exchange under the ticker symbol “ICU”. Following the change in our name to Ascendia Brands, Inc., we adopted a new ticker symbol, “ASB,” which became effective on May 15, 2006.

The reported high and low sale prices for the common stock on the Exchange are shown below for the periods indicated. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not always represent actual transactions.

	High ($)	Low ($)
Fiscal 2007
First Quarter (3/1/06-5/27/06)	3.96	3.10
Second Quarter (5/28/06-8/26/06)	3.55	2.45
Third Quarter (8/27/06-11/25/06)	2.48	1.48
Fourth Quarter (11/26/06-2/28/07)	2.52	1.53

Fiscal 2006
First Quarter (3/1/05-5/28/05)	5.66	2.28
Second Quarter (5/29/05-8/27/05)	3.54	2.28
Third Quarter (8/28/05-11/26/05)	3.80	2.00
Fourth Quarter (11/27/05-2/28/06)	3.80	2.75

As of July 13, 2007, there were approximately 1,200 record owners of our common stock.

To date, we have not paid any cash dividends on our common stock and have no intention of paying dividends in the foreseeable future. Our ability to pay dividends is subject to restrictions imposed under the terms of our financing agreements. The payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our ability to pay dividends in the future may also be dependent upon relevant provisions of Delaware corporate law. On February 22, 2007 all of the outstanding Series A Junior Preferred Stock was converted to an aggregate of 23,966,645 shares of our common stock upon approval of the holders of the then-outstanding shares of our common stock. Our common stock is illiquid, and future sales of large quantities of outstanding shares in the public market could adversely affect the market price of our common stock. Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of option grants, could also adversely affect the market price of our common stock.

Our directors and executive officers and their family members are not under lockup letters or other forms of contractual restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. In addition the conversion of any or all of our convertible term notes, and the exercise of warrants held by our lenders and others, could substantially dilute the voting power of our current stockholders and adversely affect the market price of our common stock.

     THE BELOW TABLE ASSUMES $100 INVESTED ON FEBRUARY 28, 2002 IN OUR COMMON
STOCK ,THE NASDAQ COMPOSITE INDEX AND THE S&P 500 PERSONAL PRODUCTS INDEX.
TOTAL RETURN ASSUMES REINVESTMENT
OF DIVIDENDS, ALTHOUGH WE HAVE NEVER PAID CASH DIVIDENDS.

Data for Historical Stock Chart

Equity Compensation Plan Information
	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
	warrants and rights	warrants, and rights	future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by
security holders	3,174,168	$2.00	21,217,500
Equity compensation plans not approved by
security holders	—	—	—
Total	3,174,168	$2.00	21,217,500

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)	Predecessor Ownership (1)		Successor Ownership(2), (3) and (4)
	Year Ended	Period	Period	Year Ended	Year ended	Year Ended
	2/28/2003	3/1 to	4/25/2003	2/28/2005	2/28/2006	2/28/2007
		5/31/2003	(inception) to
			2/29/2004
Statement of Operations Data:
Net sales	73,019	16,903	55,046	69,861	79,518	99,642
Gross profit	10,048	2,645	6,803	7,491	5,260	15,165
Loss from operations	(6,884)	(649)	(1,195)	(2,756)	(8,843)	(10,688)
Net loss from continuing operations	(8,265)	(1,086)	(1,719)	(3,989)	(11,373)	(80,273)
Net loss from discontinued operations	—	—	—	—	(37,540)	(23,330)
Net loss	(8,265)	(1,086)	(1,719)	(3,989)	(48,913)	(103,603)
Net loss per common share	N/A	N/A	N/A	N/A	(3.46)	(7.40)
Balance sheet data at end of period:
Total assets	29,294	28,735	24,461	24,036	102,946	216,895
Current portion of long-term debt	30,004	30,005	8,203	8,930	32	2,000
Long-term debt, less current portion	13	13	7,608	6,875	80,000	271,317
Other long-term obligations	427	463	673	673	967	668
Shareholders’ equity (deficit)/members’ deficit	(24,510)	(25,569)	(1,815)	(5,830)	8,869	(77,138)
Cash dividends declared per common share	0	0	0	0	0	0

Notes:

1. Basis of Financial Statements – The predecessor financial statements were prepared on a consolidated basis. For the successor, the financial statements for the period from April 25, 2003 (inception) to February 29, 2004 and for the year ended February 28, 2005 were prepared on combined basis. For the successor, the financial statements for the period from March 1, 2005 to May 19, 2005 were prepared on a combined basis and the financial statements for the period thereafter through February 28, 2007 were prepared on a consolidated basis.

2. The successor did not purchase all of the long-lived assets at June 1, 2003 from the predecessor. The loss from discontinued operations for the years ended February 28, 2007 and February 28, 2006 relates to the Company’s wireless subsidiary and includes charges of $14.6 million and $35.1 million, respectively for an impairment in the carrying value of goodwill established in the Merger, as well as the write-off of the remaining net assets of approximately $5.4 million (primarily software technology) of Cenuco.

3. Also reflected in the loss from continuing operations for the years ended February 28, 2007 and 2006 is the impact of Playtex and Coty products sales and related expenses subsequent to the acquisitions on November 16, 2005 and February 9, 2007, respectively.

4. Net loss for the year ended February 28, 2007 includes a net loss of $56.6 million related to the changes in fair value of the compound derivative liability combined with the loss on extinguishment of related debt and amortization of debt discount and finance fees.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for the Company’s products; the development of new technology; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company’s future business; credit concerns in the health and beauty care product industry;

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

Executive Summary

On May 9, 2006, Cenuco, Inc. changed it name to Ascendia Brands, Inc.

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc., merged with Hermes Acquisition Co I LLC. As a consequence of the merger, Hermes Acquisition Co I LLC, together with its wholly owned subsidiaries, Lander Co. Inc., Ascendia Real Estate LLC (then known as Hermes Real Estate I LLC) and Ascendia Brands (Canada) Ltd (then known as Lander Co. Canada Ltd) became wholly owned subsidiaries of Cenuco, Inc.

For accounting purposes, Hermes Acquisition Co I LLC was considered the acquirer in a reverse acquisition transaction and consequently the merger was treated as a recapitalization of Hermes Acquisition Co I LLC followed by the reverse acquisition of Cenuco, Inc. by Hermes Acquisition Co. I LLC. Thus, Hermes Acquisition Co I LLC’s financial statements are the historical financial statements of the post-merger entity and the results of operations of Cenuco, Inc. have been included commencing on the date of the merger.

From the date of the merger to February 2007, the Company has been organized around two operating divisions, namely health and beauty care, conducted through Hermes Acquisition Co I and its subsidiaries, and wireless applications development, conducted through Cenuco, Inc., a Florida corporation and a wholly owned subsidiary of the Delaware public company. In February 2007, we committed to a plan to sell the wireless applications development division and as a result this operation has been presented as a discontinued operation in the accompanying financial statements. Subsequent to fiscal year-end we determined that a sale was no longer likely and decided to discontinue and liquidate the wireless applications development division.

On November 16, 2005, we acquired certain brands and brand-related assets from Playtex. The brands included Baby Magic, Binaca, Mr. Bubble, Ogilvie, Tek, Dentax, Dorothy Gray, Better Off and Tussy. On February 9, 2007, we acquired certain brands from Coty, Inc. The brands include Calgon and the healing garden.

Health and Beauty Care Business

Our health and beauty care group is headquartered in Hamilton, New Jersey, and operates two facilities that contain both manufacturing and distribution centers. These facilities are located in Binghamton, New York (owned) and Toronto, Ontario, Canada (leased).

Through our subsidiary Ascendia Brands Co., Inc., we market, distribute and sell: (i) bath products under the Calgon, the healing garden, Lander, Lander essentials, and Mr. Bubble brand names, (ii) baby toiletries under the Baby Magic and Lander brand names, (iii) deodorant and antiperspirant products under the Tussy and Lander brand names, (iv) home permanent treatments under the Ogilvie brand name, (v) mouthwash products under the Lander brand name, (vi) portable breath sprays and drops under the Binaca brand name and (vii) manual toothbrushes under the Tek brand name, as well as other health and beauty care products within the personal care category in the United States. In addition, we export approximately $10.0 million of products annually to consumers in 90 other countries throughout the world.

Through our Ascendia Brands (Canada) Ltd subsidiary, we produce private label brands for a limited number of large Canadian retail chains.

Prior to the acquisition of the former Coty brands on February 9, 2007, we distributed more than 84 million units of health and beauty products annually (primarily liquid fill bath care, baby care, and skin care products) in North America, and another 15 million internationally. We estimate that, subsequent to the acquisition, we will distribute an additional 31 million units annually. This would increase our total annual global unit sales to an estimated 130 million.

Wireless Applications Development Business

As noted above our wireless applications development division, based in Boca Raton, Florida, is being reported as a discontinued operation.

Loss from discontinued operations contains the revenue and expense for the wireless application development division activity from the date of the Merger (May 20, 2005) to February 28, 2007. The wireless application development division’s financial and other pertinent information is disclosed in Cenuco, Inc.’s public filings.

Historical financial information for the discontinued operation is summarized as follows:

	February 28	February 28
	2007	2006
Net sales	$159	$—
Loss from operations, before impairment	(3,170)	(2,461)
Other income (expense)	(176)	42
Impairment – goodwill	(14,554)	(35,121)
Loss on write-off of net assets	(5,430)	—
Net loss	$(23,330)	$(37,540)
Loss per share:
Basic and diluted – common	$(1.65)	$(2.72)

Since the operations of Cenuco, Inc. are not included in the financial statements for the period prior to the May 20, 2005 merger, there are no amounts presented for the discontinued operation in 2005.

Net assets related to discontinued operations of $21.9 million are reported on the accompanying February 28, 2006 balance sheet and consist of the following:

(Amounts in thousands)
February 28
2006
Current assets	$345
Goodwill	14,554
Intangible assets	6,751
Other non current assets	424
Total assets	22,074
Current liabilities	(228)
Net assets	$21,846

Subsequent to year-end, we determined that a sale was no longer likely and decided to liquidate the wireless applications development division before July 31, 2007. Since the carrying value of the net assets of the wireless operation were written off at February 28, 2007, the future impact of discontinued operations will be limited to the operating loss for the period March 1 to July 31, 2007.

Year Ended February 28, 2007 Compared to the Year Ended February 28, 2006

General

Our health and beauty care brand portfolio grew through acquisitions from Playtex and Coty of certain nationally and internationally recognized brands. After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels. We anticipate that this growth will be driven by new marketing and sales strategies, improved packaging and formulations, innovative new products and line extensions consistent with management’s strategic plan. The wireless applications development division results are reported in discontinued operations and thus this comparative discussion only includes the Health & Beauty Care division results.

Net Sales

Consolidated net sales for the year ended February 28, 2007 increased by $20.1 million (25.3 percent) compared to the prior year. Net sales were favorably impacted by the Company’s acquisition of the former Playtex brands in November 2005, which contributed $36.1 million to current year net sales compared to $13.1 million in the prior year. In addition, the February 2007 acquisition of the former Coty brands contributed $3.6 million to current year net sales.

Overall U.S sales for Lander brand products decreased during the year by $4.8 million (9.4%). Lander premium value sales increased by $4.0 million (28.3%). This increase was offset by an $8.8 million (23.6%) decrease in extreme value product sales, reflecting our strategic shift to higher margin premium products and away from lower margin products.

Net sales for Lander brand products in Canada decreased by $1.7 million (8.7 percent) this year versus the same period last year. There was a positive impact from exchange rate gains of $0.7 million, offset by a decrease in extreme value products of $2.4 million, consistent with the trends previously discussed in the U.S. market.

Gross Profit

Consolidated gross profit increased to $15.2 million for the year ended February 28, 2007 compared to $5.3 million for the year ended February 28, 2006. As a percentage of net sales, the gross profit margin was 15.2 percent in the current year compared to 6.6 percent in the prior year. The acquired Playtex brands contributed $9.9 million to current year gross profit compared to $1.0 million in the prior year. The acquired Coty brands contributed $1.1 million to current year gross profit. The current year gross profit includes $0.9 million expense for the step-up in the value of the acquired Coty inventory as part of the purchase price allocation in accordance with SFAS 141. Excluding this step-up, the Coty brands contributed $2.0 million to current year gross profit. The current year was also negatively impacted by $1.2 million in additional inventory reserves established against the acquired Playtex inventory. Prior year gross profit was negatively impacted by $3.7 million from the step-up in the value of the acquired Playtex inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.8 million, from $14.1 million for the year ended February 28, 2006 to $25.9 million for the year ended February 28, 2007. The major factors contributing to the increase in SG&A compared to the prior year were incremental costs associated with the Playtex asset acquisition including increased intangible amortization of $2.2 million and increased sales and marketing expenses of $1.9 million, stock compensation costs of $2.0 million, executive bonuses of $0.8 million, higher legal, audit and transaction related costs of $2.0 million, Coty transition services costs of $0.6 million and a $1.8 million asset impairment charge on the acquired Playtex assets.

The Playtex asset impairment charge resulted from the carrying value of the brands (intangible assets) purchased exceeding the fair value by $1.8 million at February 28, 2007 as reflected in the impairment test in accordance with SFAS No. 142. The fair value was calculated by computing the present value of the cash flow of net royalties saved for each brand. The reason for the impairment related to a decline in projected net sales when compared to projected net sales at time of acquisition.

Other/ Interest Expense

Other/ interest expense increased by $67.1 million from $2.5 million for the year ended February 28, 2006 to $69.6 million for the current year, due primarily to the impact of derivative accounting in 2007. The components of derivative accounting included a loss on extinguishment of debt of $70.3 million and a gain on revaluation of compound derivative of $15.8 million. Amortization of debt discount and finance fees increased by $1.5 million from $1.9 million to $3.4 million. Higher interest expense increased by $7.8 million from $3.7 million to $11.5 million and was attributable to increased borrowings throughout 2007. In addition, other expense increased by $3.3 million from income of $3.1 million to expense of $0.2 million, primarily due to the prior year $2.5 million gain resulting from the forgiveness of a portion of the debt related to the 2003 acquisition of the Lander business.

Loss from Discontinued Operations

As a result of the Company’s decision to divest our wireless applications development division, we have presented the results of that division as discontinued operations in 2007 and 2006. For the year ended February 28, 2007 the loss from discontinued operations of $23.3 million includes the write-off of the remaining goodwill of $14.6 million, the write-off of the carrying value on remaining net assets of $5.4 million (primarily acquired core software technology) and the net loss from operations of $3.4 million For the year ended February 28, 2006 the loss from discontinued operations includes a goodwill impairment charge of $35.1 million and the net loss from operations of $2.4 million.

Year Ended February 28, 2006 Compared to the Year Ended February 28, 2005

General

The Company’s health and beauty care brand portfolio grew through acquisition from Playtex of certain nationally and internationally recognized brands. After acquiring a brand, we seek to increase its sales, market share and distribution in both existing and new channels. We anticipate that this growth will be driven by new marketing and sales strategies, improved packaging and formulations, innovative new products and line extensions consistent with management’s strategic plan.

Net Sales

Consolidated net sales for the year ended February 28, 2006 increased by $9.7 million (13.9 percent) compared to net sales for the year ended February 28, 2005. Sales results were favorably impacted by the acquisition of the former Playtex brands, which resulted in additional net sales of $13.1 million in fiscal 2006.

U.S. net sales from the Lander brand products increased during the year by $0.2 million. Included in this increase are sales of Lander higher margin premium value products, which increased net sales by $5.2 million (48 percent), with key elements in this growth being the addition of Lander essentials 3in1 and foam bath products, yielding additional net sales of $3.1 million, and an additional $1.7 million (20 percent) increase in Adult 64 oz. bubble bath net sales. This increase was offset by a $5.0 million decrease in extreme value products sales, as described in the following paragraph.

We distribute our products principally through traditional mass, drug, food and dollar store retail venues. We will continue to seek increased access to retail distribution that can provide enhanced profit margins for Ascendia while also providing value for consumers. Consistent with our strategic focus on higher margin, premium products, we will over the longer term de-emphasize sales of lower profit margin products. Consistent with this strategy, net sales of extreme value products (i.e., those retailing for $1.00 or less) decreased by $5.0 million (12.8 percent) this year versus the prior year. This decrease can be attributed primarily to pricing actions following the raw material increases in petroleum-based products and higher transportation costs related to fuel surcharges.

Offsetting the above noted U.S. sales growth from the newly acquired products and Lander branded products is a reduction of $4.2 million, attributable to the termination of a prior year marketing and administrative services agreement for the sale of licensed products. This licensing agreement and corresponding net sales terminated with the licensor’s bankruptcy filing and the rejection of the marketing and administrative services agreement by the bankruptcy trustee.

Further contributing to the above noted consolidated sales increase, net sales of Ascendia Brands (Canada) Ltd (formerly Lander Co. Canada Ltd) increased by $0.6 million (4.1 percent) this year versus the same period last year. There was a positive impact from exchange rate gains of $1.1 million, partially offset by a decrease in extreme value products of $0.5 million, consistent with the trends previously discussed for the U.S. market.

Gross Profit

Consolidated gross profit decreased by $2.2 million for the year ended February 28, 2006, from $7.5 million for the year ended February 28, 2005. The acquisition of the former Playtex brands resulted in an increase in gross profit by $4.7 million for the year. However, in accordance with SFAS No. 141, the Company recorded the inventory acquired at its fair market value, which negatively impacted gross profit of the brands for the year by $3.7 million, thus reducing gross profit on the former Playtex brands to $1.0 million.

The Company has implemented cost reduction programs and continues to streamline its manufacturing process; however, inflationary increases resulting from rising oil prices resulting in higher raw material prices for surfactants, mineral oil and components negatively impacted the year by $3.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses amounted to $14.1 million for the year ended February 28, 2006 compared to $10.2 million for the year ended February 28, 2005. This increase of $3.9 million was attributable to several factors associated with the product acquisition from Playtex. $0.3 million is related to the expansion of the marketing department to capitalize on the acquired products. In addition the Company incurred $0.7 million of incremental selling and administrative expenses related to the Transition Services Agreement with Playtex for the period November 16, 2005 to February 28, 2006. Amortization expense for the intangible assets acquired in the Playtex acquisition amounted to $0.8 million. An additional $1.0 million of the increase pertains to indirect costs for outside legal, consulting, and accounting fees, strategic reviews of the business units and bank fees associated with potential capital sources which did not materialize. On a consolidated basis the Company incurred $1.1 million related to incremental salary, benefits and outside consulting fees in connection with becoming a publicly traded company.

Other Income

Other income, net of $3.1 million for the year ended February 28, 2006 represents an increase of $2.9 million over the year ended February 28, 2005. The primary reason for the increase is a one-time gain of $2.5 million due to the forgiveness of a portion of the debt related to the 2003 acquisition of the Lander business.

Interest Expense

Interest expense, net of $5.6 million for the year ended February 28, 2006, represents an increase of $4.2 million over the year ended February 28, 2005. The primary reason for the increase is the interest expense associated with the $80.0 million Bridge Loan (see discussion below under “Liquidity and Capital Resources – Bridge Loan”).

Loss from Discontinued Operations

As a result of our decision to divest our wireless applications development division, we presented the results of Cenuco, Inc. as discontinued operations in 2006. Since the operations of Cenuco, Inc. are not included in the accompanying financial statements for the period prior to the May 20, 2005 merger, there are no amounts presented for the discontinued operation in 2005. For the year ended February 28, 2006 the loss from discontinued operations of $37.5 million includes a goodwill impairment charge of $35.1 million and a net loss from operations of $2.4 million.

Liquidity and Capital Resources

Long-term debt consists of the following:

(Amounts in thousands)
	February 28, 2007	February 28, 2006
Bridge loan	$—	$80,000
Convertible secured notes (includes accretion of redemption premium)	86,062	—
Debt discount	(29,436)	—
Compound derivative liability	66,267	—
First and second lien term loans	130,000
Subordinated debt (includes capitalized interest of $424)	20,424
Capital leases	—	32
	273,317	80,032
Less current portion	2,000	32
Total	$271,317	$80,000

First Lien and Second Lien Term Loans

In connection with the financing of the Coty transaction, we entered into the following financing arrangements:

     (1) First Lien Facility: On February 9, 2007, we entered into a Credit Agreement with certain lenders and Wells Fargo Foothill, Inc., as arranger and administrative agent, (the “First Lien Credit Agreement”) providing a $110 million credit facility, comprised of a term loan A-1 of $40 million (the “Term Loan A-1”), a term loan A-2 of $40 million (the “Term Loan A-2”) and a revolving line of credit of up to $30 million (the “Revolver”), each for a term of five years (the Term Loan A-1, the Term Loan A-2 and the Revolver, collectively, the “First Lien Facility”).

At our option, borrowings under the First Lien Facility are based on either LIBOR or prime rate. Initially, the Revolver interest rate is 275 basis points above LIBOR for LIBOR borrowings and 175 basis points above the prime rate for base rate borrowings, the Term Loan A-1 interest rate is 375 basis points above LIBOR for LIBOR borrowings and 275 basis points above the prime rate for base rate borrowings and the Term Loan A-2 interest rate is 675 basis points above LIBOR for LIBOR borrowings and 575 basis points above the prime rate for base rate borrowings. The interest rates under the First Lien Facility may be reduced based on our senior secured indebtedness ratio. Interest on the principal amount of loans outstanding under the First Lien Facility is payable monthly, in arrears. Our borrowings under the Revolver are limited to 85% of our eligible receivables and the lower of $20 million and 65% of eligible inventory. During the term of the First Lien Facility, we will pay the Revolver lenders a fee equal to the product of 0.375% per annum and the unused portion of the Revolver. The First Lien Facility requires that we make annual payments in the amount of 75% (or 50% if certain conditions are met) of our excess cash flow, if any, commencing after the delivery of our financial statements for our fiscal year ended February 28, 2008 and prepayments corresponding to the net proceeds of certain asset sales and insurance not reinvested in the business, certain debt and equity issuances and, in the event the amount outstanding under the First Lien Credit Facility exceeds 3.00 times trailing twelve month pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”), the amount of such excess. Certain of these prepayments may result in a permanent reduction of the Revolver commitment.

Our and our domestic subsidiaries’ obligations under the First Lien Facility are guaranteed by our Canadian subsidiary and secured by a lien on substantially all of our and our subsidiaries’ assets, including a mortgage on the Binghamton facility owned by Ascendia Real Estate, and pledges of all of the shares of capital stock or other equity interests of our subsidiaries. The First Lien Facility contains financial covenants requiring us to meet minimum EBITDA requirements, debt coverage tests, minimum leverage and liquidity tests and restrictions on capital expenditures, the incurrence of additional debt, the creation of liens, payment of dividends, acquisitions, asset sales and other affirmative and negative covenants customarily contained in debt agreements of this type. The First Lien Facility contains customary events of default. We used and will use proceeds of the First Lien Facility to finance the Coty transaction, refinance portions of our existing indebtedness, finance working capital, capital expenditures and general corporate purposes and pay transaction fees, costs and expenses. As of February 28, 2007, we had borrowed the full amount of the Term Loan A-1 and the Term Loan A-2 and had not borrowed any money under the Revolver.

     (2) Second Lien Facility: On February 9, 2007 we entered into a credit agreement with certain lenders, Wells Fargo Foothill, Inc., as collateral agent, and Watershed Administrative, LLC, as administrative agent, (the “Second Lien Credit Agreement”) providing a $50 million credit facility comprised of a term loan (the “Term Loan B” or the “Second Lien Facility”). The maturity date of the Second Lien Facility is March 9, 2012. At our option, borrowings under the Second Lien Facility are based on either LIBOR or prime rate. The Term Loan B interest rate is 900 basis points above LIBOR for LIBOR borrowings and 750 basis points above the prime rate for base rate borrowings. Interest on the Term Loan B is payable quarterly, in arrears. The Second Lien Credit Agreement requires that, to the extent such payments have been waived under the First Lien Facility or funds are available therefore after payment is made under the First Lien Facility, we make mandatory prepayments corresponding to 75% (or 50% if certain conditions are met) of our excess cash flow, if any, and the net proceeds of certain asset sales and insurance not reinvested in our business, certain debt and equity issuances and, in the event the amount outstanding under the First Lien Credit Facility exceeds 3.00 times trailing twelve month pro forma EBITDA, the amount of such excess.

Our and our domestic subsidiaries’ obligations under the Second Lien Credit Agreement are guaranteed by our Canadian subsidiary and secured by a second priority lien on substantially all of our and our subsidiaries’ assets, including a subordinated mortgage on the Binghamton facility owned by Ascendia Real Estate LLC and pledges of all of the shares of capital stock or other equity interests of its subsidiaries. The Second Lien Credit Agreement contains financial covenants requiring that we meet minimum EBITDA requirements, debt coverage tests and minimum leverage and liquidity tests. It also contains restrictions on capital expenditures, the incurrence of additional debt, the creation of liens, our payment of dividends, acquisitions, asset sales and other affirmative and negative covenants customarily contained in debt agreements of this type. The Second Lien Credit Agreement also contains customary default provisions. We used the proceeds of the Second Lien Credit Agreement to finance a portion of the Coty transaction. As of February 28, 2007, the full amount of the Second Lien Facility was outstanding.

Bridge Loan

In November 15, 2005 we entered into an $80 million bridge term loan agreement (the “Bridge Loan”) with Prencen Lending LLC (as agent and lender, “Prencen”) and Highgate House Funds, Ltd., (“Highgate”). We used the proceeds of the Bridge Loan to finance the acquisition of brands from Playtex ($57.8 million), fund financing fees ($2.8 million), repay certain existing indebtedness (approximately $13.8 million in total) and provide working capital to Lander (approximately $5.6 million). For the first 90 days following closing, the Bridge Loan bore interest at an annual rate of 5.5 percent above the three-month LIBOR (set two days in advance on November 14, 2005 at 4.34 percent). The interest rate margin over LIBOR increased by five percent per annum at the end of that 90-day period, to 10.5 percent. Also at the end of the 90-day period, the three-month LIBOR was reset on February 12, 2006 for the next 90 days (February 15, 2006 to May 15, 2006). The reset three-month LIBOR rate of 4.74 percent plus the increased interest rate margin of 10.5 percent generated an interest rate on the Bridge Loan of 15.24 percent for the period February 15, 2006 to May 15, 2006.

The Bridge Loan was originally due and payable on May 15, 2006. The Bridge Loan term was extended to coincide with the closing of the Second Amended and Restated Securities Purchase Agreement described below, with interest accrued and paid at closing. The Bridge Loan principal was refinanced with the long-term financing below and, accordingly, was classified as long-term as of February 28, 2006. The borrowings under the Bridge Loan were secured by a first priority lien against all assets of the borrowers and Ascendia Real Estate, and by a pledge of the shares in Ascendia owned by two shareholders.

Convertible Secured Notes – Background

On October 1, 2005, we entered into a commitment with the lenders under the Bridge Loan for the provision of long-term debt and equity financing (the “Debt/Equity Financing”) to repay the Bridge Loan. The terms of this commitment were amended on November 15, 2005, concurrently with the closing of the Bridge Loan. Prior to its maturity, the parties agreed to an extension of the Bridge Loan pending the completion of discussions on further modifications to the Debt/Equity Financing. The parties also agreed to defer the payment of certain interest under the Bridge Loan pending its maturity.

On June 30, 2006, we (i) agreed with Prencen and Highgate to amend the Debt/Equity Financing commitment and (ii) in connection with such amendment, entered into a Second Amended and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prencen and Prencen Lending, LLC (“Prencen Lending”). Prior to the closing, which occurred on August 2, 2006, Prencen Lending acquired the interests of Highgate under the Bridge Loan.

Under the Securities Purchase Agreement, we sold Prencen Lending convertible secured notes (the “Notes”) in the principal amount of $91.0 million and issued to Prencen Lending the Series A and Series B Warrants described below. We applied the proceeds of the sale of the Notes to retire the Bridge Loan ($80.0 million) and to pay accrued interest on the Bridge Loan ($4.1 million), cash fees associated with the refinancing to an affiliate of Prencen Lending ($3.7 million) and third party cash fees associated with the refinancing ($0.5 million), producing net cash proceeds to the Company of approximately $2.7 million. In addition, we paid related fees and expenses of approximately $5.6 million to Stanford Group Company (“Stanford”) and issued to Stanford and certain of its employees warrants to purchase 137,615 shares of our common stock at an exercise price of $3.76 per share, and warrants to purchase 552,632 shares of our common stock at an exercise price of $4.37 per share. The estimated fair value of theses warrants ($0.7 million) was recorded as an increase to additional paid-in capital and deferred financing costs.

The Notes had a term of ten years (subject to the put and call rights described below) and bore interest at the rate of 9.0% per annum. During the first six months of the term, we had the option to defer payment of interest. As a result, we elected to defer $2.6 million of interest as of November 25, 2006 on the Notes.

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, we also issued to Prencen Lending, on August 2006, a warrant, designated as “Series A Warrant,” entitling the lender to purchase 3,053,358 shares of our common stock at an exercise price of $2.10 per share. On the same date, we issued to Prencen Lending an additional warrant, designated as “Series B Warrant”, entitling the holder to purchase up to three million shares of our common stock. The number of shares issuable upon exercise of the Series B Warrant, and the applicable exercise price, depended upon the outstanding principal balance of the Notes outstanding to Prencen Lending as of the earlier of (a) the completion of certain approved acquisitions in the Securities Purchase Agreement; or (b) a future date certain. This determination date was subsequently deferred, by agreement of the parties, to the earlier of an approved acquisition or February 27, 2007.

In connection with the Coty asset acquisition on February 9, 2007 (which constituted an “Approved Acquisition”), the number of shares issuable upon exercise of the Series B Warrant was fixed at two million, and the applicable exercise price at $1.35 per share.

Any portion of the balance due under the Notes was convertible at any time, at the option of the holders(s), into shares of our common stock (“Conversion Shares”) at a price of $1.75 per share (subject to certain ant-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders were prohibited from converting any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion (the “Conversion Option”). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with a Change in Control Put included in the Notes (collectively the “Compound Derivative”) have been bifurcated as derivatives required to be accounted for separately under FASB Statement No. 133 Accounting for Derivative Financial Instruments and Hedging Activities, and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

On December 30, 2006 we entered into an agreement (the “Note Amendment Agreement”) with Prencen Lending and Prencen, amending certain terms and conditions of the Notes described above.

As amended, the Notes (the “Amended Notes”) had a term of 10 years from the date of the Note Amendment Agreement (subject to certain put and call rights described below) and bore interest at the rate of 9 percent per annum, subject to increase to up to 13% upon the nonoccurrence of certain specified events, provided that, as a consequence of the acquisition of the Coty brands, we had the option to accrue and capitalize interest until the Amended Notes mature. The interest rate on the Amended Notes would increase to 15% upon and during the continuance of an event of default.

Any portion of the balance due under the Amended Notes was convertible at any time, at the option of the holders(s), into shares of our common stock at a price of $0.42 per share (subject to certain anti-dilution adjustments, the “Conversion Shares”), provided that the holders could not convert any amounts due under the Amended Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively beneficially own more than 9.99 percent of the aggregate number of shares of our common stock outstanding following such conversion. We were entitled to require the exchange of up to $40.0 million in principal amount of the Amended Notes for shares of a newly created series of preferred stock on terms acceptable to us and Prencen Lending, at a premium of 15 percent, if necessary to maintain our stockholders’ equity at the level required pursuant to the continued listing standards of the American Stock Exchange, on which our Common Stock is listed.

At any time after the eighth anniversary of the Note Amendment Agreement, we or any holder were entitled to redeem all or any portion of the balance outstanding under the Amended Notes at a premium of 7 percent. The Amended Notes were redeemable by the holder(s) at any time upon the occurrence of an event of default or a change in control of the Company (as defined in the Amended Notes), at premiums of 25 and 20 percent, respectively. In addition, upon the consummation of an Approved Acquisition (as defined), the Company was entitled to redeem up to $10.0 million in principal amount of the Amended Notes at a premium of 15 percent, and $10.0 million in principal amount of the Amended Notes at a premium to be mutually agreed between the parties (see “Note Redemption and Re-Issuance” below).

The Amended Notes ranked junior to the Permitted Senior Indebtedness (as defined in the Amended Notes) and were secured by a perfected security interest in all of the assets of the Company and the stock and assets of each of our subsidiaries, pursuant to the terms of a security agreement, the guarantees of certain domestic subsidiaries of the Company and the guarantee of a certain foreign subsidiary of the Company.

In connection with the Amended Note, Prencen Lending agreed to waive certain defaults arising under the Notes relating to the payment of accrued interest due December 31, 2006, waive compliance with certain financial covenants through the end of our fiscal year ended February 28, 2007, and to defer until June 30, 2007 the requirement to file a registration statement with respect to shares of our common stock issuable upon conversion of the Amended Note.

In addition, on December 27, 2006, we entered into a Second Amended and Restated Registration Rights Agreement also Bettinger shares in favor of Prencen and Prencen Lending to provide registration rights with respect to the Conversion Shares, the Preferred Stock issued to Prencen and the Common Stock into which the Preferred Stock may be converted. Under the Registration Rights Agreement, we were required to file a registration statement with respect to the registrable securities by June 30, 2007 and to use our best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days after the filing deadline if the registration statement is subject to a full review by the Securities and Exchange Commission).

Convertible Secured Notes – Current

On February 9, 2007, in connection with the acquisition of Calgon and the healing garden brands from Coty and the related senior financing facility we redeemed and permanently retired $5.0 million in principal amount of the Amended Notes held by Prencen Lending at a premium of $0.75 million. In addition, we paid $4.4 million in accrued interest on the Amended Notes.

We redeemed the remaining $86.0 million of the Amended Notes and in exchange issued new notes (the “New Notes”) in an equivalent principal amount with equivalent terms. We issued $76 million in aggregate principal amount of New Notes to Prencen Lending, and $10.0 million in aggregate principal amount of the New Notes to Watershed Capital Partners, L.P. and Watershed Institutional Partners, L.P. (together, “Watershed”). The terms of this transaction were determined through negotiations between Prencen Lending and Watershed.

The New Notes are secured by a third lien on substantially all of our and our domestic subsidiaries’ assets and guaranteed by all of our subsidiaries. The New Notes mature on December 30, 2016 (subject to certain put and call rights described below) and bear interest at the rate of 9% per annum (subject to increase to up to 15% upon the occurrence or non-occurrence of certain events), payable monthly, in arrears. The interest payable on the New Notes will be capitalized.

Any portion of the balance due under the New Notes will be convertible at any time, at the option of the holders(s), into shares of our common stock (at a price of $0.42 per share (subject to certain anti-dilution adjustments), provided that a holder may not, except in accordance with the terms of the New Notes, convert any amounts due under the New Notes if and to the extent that, following such a conversion, such holder and its affiliates would collectively beneficially own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion. In addition, we may require the exchange of up to $40 million in principal amount of the New Notes for shares of a newly created series of convertible preferred stock, on terms acceptable to us and the holders of a majority in principal amount of the New Notes, for a 15% exchange fee, payable in cash, if necessary to maintain our stockholder equity at the level required pursuant to the continued listing requirements of the American Stock Exchange.

At any time after the eighth anniversary of the issuance of the New Notes, we or any holder may redeem all or any portion of the balance outstanding under the New Notes at a premium of 7%. The New Notes are redeemable by the holder(s) of at least a majority in principal amount of the Notes at any time upon the occurrence of an event of default or by any holder upon a change in control of Ascendia (as defined in the New Notes), at a premium of 25% and 20%, respectively.

The New Notes rank pari passu with each other and junior to the First Lien Facility and the Second Lien Facility.

The full principal amount of the New Notes is not convertible into Conversion Shares until twenty days after an Information Statement on Schedule 14C has been mailed to our stockholders describing, among other things, an action by consent that was taken by certain of our stockholders approving the conversion of the New Notes as required by the rules of the American Stock Exchange and approving an amendment to our certificate of incorporation to increase the number of authorized shares to such amount as is necessary to enable the conversion of the New Notes into and the exercise of the Series A Warrants and Series B Warrants for shares of our common stock.

At the closing of this transaction, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) in favor of Watershed, Prencen and Prencen Lending with respect to the Conversion Shares, Warrant Shares (as defined in the Registration Rights Agreement), the Preferred Conversion Shares (as defined in the Registration Rights Agreement) and any shares of our Common Stock currently held or subsequently acquired by Watershed, Prencen or Prencen Lending (the “Registrable Securities”). Under the Registration Rights Agreement, we are required to file a registration statement with respect to the Registrable Securities by June 30, 2007 and to use our best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days after the filing deadline if the registration statement is subjected to a full review by the Securities and Exchange Commission). The Registration Rights Agreement contains penalties for the failure to comply with such deadlines or to maintain the effectiveness of the registration statement. In addition, Prencen, Prencen Lending and Watershed were granted demand and piggyback registration rights on terms set forth in the Registration Rights Agreement.

Accounting for Issuance of Convertible Secured Notes

Consideration received from the issuance of the Notes ($87.3 million, net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending), was allocated to the Series A and Series B Warrants and the Amended Notes based on the relative fair value of each. The resulting $8.4 million value attributed to the Series A and Series B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Amended Notes. The resulting allocation to the Notes ($38.3 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the compound derivative discussed above (amounting to $38.3 million as of August 2, 2006). The debt issuance discount (totaling $50.4 million) and the cash and other deferred finance costs associated with the issuance of the New Notes (totaling $6.8 million), are being amortized to interest expense under the interest method over the five year period to the date that the five Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the five Year Put Option ($4.6 million) is being accreted over the same five year period, also under the interest method, as an increase to interest expense and the recorded value of the Notes. Such amortization and accretion amounted to $1.4 million in the current period and $1.8 million since inception. Given the significant initial issuance discount recorded on the New Notes this treatment will result in substantially lower amortization and accretion being charged to interest expense in the earlier of the five years than the latter.

The liability recorded for the compound derivative is adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. As noted above under “Convertible Secured Notes Current,” the Notes were amended on December 30, 2006 and terminated and reissued on February 9, 2007 in connection with the closing of the financing of the Coty acquisition (see Note 3). The amendment of the Notes on December 30, 2006 is being accounted for as an extinguishment of debt in accordance with EITF 96-16. This results in a net loss on debt extinguishment of $70.3 million. For the period August 2, 2006 to February 28, 2007, the gain on revaluation of the compound derivative is $15.8 million, and the related amortization of debt discount and accretion of redemption premium is $2.1. Amortization of finance fees was $0.3 million. The value of the compound derivative at February 28, 2007 is $66.3 million.

Subordinated Note

As partial consideration for the purchase of the Calgon and the healing garden brands form Coty we issued to Coty at the closing of the acquisition a $20.0 million subordinated note. This note is subordinated to senior indebtedness, matures on September 9, 2012 and bears interest at the rate of 17.25% per annum, provided that from and during the continuance of certain defaults under our senior indebtedness, the interest rate will increase to 19.75% per annum. Unless each of our senior lenders agrees otherwise, interest on the note is required to be capitalized.

Revolver(s)

On August 3, 2006, we entered into a three-year $13.0 million revolving credit facility with CIT Group/Commercial Services, Inc. (“CIT”) We used this facility to fund approximately $5.6 million of the cash costs associated with the Convertible Secured Notes described above and approximately $0.1 million in expenses associated with this facility. In addition, another $0.9 million was drawn from the facility, which along with the $2.7 million in net proceeds from the issuance of the Notes was used to redeem certain shares of the Company’s Series A Junior Participating Preferred Stock from MarNan, LLC and Dana Holdings, LLC. The remainder of availability under the facility was used for working capital and general corporate purposes. The facility was secured by our United States accounts receivable and inventory.

On February 9, 2007, we terminated this facility and paid CIT a prepayment premium of $130,000. On the same date, we entered into a new $30.0 million revolving credit facility with WFF, which is part of the First Lien Facility described above. At February 28, 2007, there was no amount outstanding under this revolver.

At February 28, 2007 Ascendia had cash and cash equivalents of $3.3 million. Management believes this and other financing sources, including the $30.0 million committed revolving credit facility, provide us with sufficient operating liquidity for at least the next 12 months.

Cash Flow – Year Ended February 28, 2007 and February 28, 2006

Net cash used in operating activities was ($25.4) million and ($19.4) million, respectively for the year ended February 28, 2007 and February 28, 2006. For the year ended February 28, 2007, a primary factor contributing to negative operating cash flow was the increase in inventory of $12.4 million primarily due to the acquisition of inventory in the asset acquisition from Coty. The other primary contributor consisted of the net loss from continuing operations of ($80.3) million, adjusted for the net effect of non-cash charges or gains reflected in the statement of operations of $70.5 million, resulting in a net amount of ($9.8) million. Additional changes in operating assets and liabilities provided a negative contribution of $1.2 million. Cash used in discontinued operations was ($1.8) million. For the year ended February 28, 2006, a primary factor contributing to negative operating cash flow was the acquisition of inventory of ($7.5) million in the asset acquisition from Playtex. The other primary contributor consisted of the net loss of ($11.4) million, less the net effect of non-cash charges reflected in the statement of operations of $1.5 million. Additional changes in operating assets and liabilities provided a negative contribution of ($0.8) million. Cash used in discontinued operations was ($1.2) million for the year ended February 28, 2006.

Net cash used in investing activities was ($81.6) million for the year ended February 28, 2007 compared to ($42.5) million for the year ended February 28, 2006. For the year ended February 28, 2007, the activities consisted of ($0.9) million for capital equipment purchases and ($80.7) million, primarily for the purchase of intangible assets from

Coty. For the year ended February 28, 2006, the major activities consisted of cash received of $6.0 million from the reverse acquisition of Cenuco, Inc. ($1.3) million for capital equipment purchases and ($47.3) million, primarily for the purchase of intangible assets from Playtex.

Net cash provided by financing activities for the year ended February 28, 2007 was $108.5 million compared to $63.9 million for the year ended February 28, 2006. The majority of the activity for the year ended February 28, 2007 related to net proceeds of $2.7 million received from the $91.0 million Convertible Secured Notes after repayment of the $80 million Bridge Loan principal plus accrued interest and the proceeds from the First and Second Lien loan facilities of $130.0 million (see Liquidity and Capital Resources discussion above), less associated financing fees of $15.6 million, redemption of $5.0 million principal of Convertible Secured Notes and the partial redemption of preferred shares of $3.6 million. For the year ended February 28, 2006, the majority of the activity related to the Bridge Loan proceeds, net of associated financing fees of $2.9 million and repayments under the Company’s line of credit and other long-term debt $13.2 million.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)(4) of Regulation S-K.

Contractual Obligations as of February 28, 2007

	PAYMENTS DUE BY PERIOD
	(Dollars in thousands)
CONTRACTUAL OBLIGATIONS		LESS THAN			MORE THAN
($)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt obligations (1)	$207,050	$2,000	$6,000	$128,000	$71,050
Accrued interest on debt	1,146	1,146	—	—	—
Compound derivative liability	66,267	—	—	—	66,267
Operating lease obligations	4,483	1,280	2,235	968	—
Purchase obligations	2,771	2,771	—	—	—
Total	$281,717	$7,197	$8,235	$128,968	$137,317

(1)

Interest expense has not been included on funded debt at February 28, 2007 of $236.4 million (see Note 6 to the consolidated financial statements) with an expected annual interest charge estimated to be $27.0 million, assuming a weighted average interest rate of 11.4%.

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

  revenue recognition;

  cooperative advertising;

  trade accounts receivable;

  sales returns reserve;

  accounting for inventory and of costs of goods sold;

  accounting for goodwill and intangible assets;

  accounting for plant, property and equipment; and

  income taxes

  accounting for derivative instruments

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

Cooperative Advertising Accruals

Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Task Force 01-09, Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products, in the period in which the related sales are recognized. If additional cooperative advertising programs, promotions and other volume-based incentives are required to promote the Company’s products, then additional reserves may be required. Conversely reserves are decreased to reflect the lesser need for cooperative advertising programs.

Trade Accounts Receivable

We extend credit based upon evaluations of a customer’s financial condition and provides for any anticipated credit losses in our financial statements based upon management’s estimates and ongoing reviews of recording allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements.

Sales Returns Reserve

Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns. Management judgments and estimates must be made and used in connection with establishing the sales returns reserves in any accounting period. If actual sales returns increase above the historical return rate, then additional reserves may be required. Conversely, the sales return reserve could be decreased if the actual return rates are less than the historical return rates, which were used to establish such sales returns reserve.

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

Goodwill and Indefinite Lived Intangibles

As a result of the purchase of assets from Playtex on November 16, 2005, we allocated the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulae), initially estimated to have indefinite lives. As a result of the purchase of assets from Coty on February 9, 2007 (see Note 3), we allocated the purchase price to the estimated fair value of the assets acquired, which resulted in $10.3 million being allocated to intangible assets (product formulae), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangibles that have indefinite lives to not be amortized but to be reviewed annually for impairment or more frequently if impairment indicators arise. The Company is evaluating the possibility of assigning a finite life to Playtex and Coty assets. There is no goodwill associated with the Playtex and Coty asset acquisitions.

Wireless Applications Development Division – Discontinued Operations

All of the goodwill recorded as a result of the Merger was assigned to the WAD division reporting unit. We determined the carrying value of the WAD division on the basis of specifically identifiable assets and liabilities. Given the stand-alone nature of the division, we determined that it was not appropriate to allocate any corporate assets or liabilities from the health and beauty care division to the WAD division. To determine fair value of the WAD division at February 28, 2006, we utilized the income approach and market approach valuation models. The income approach used the discounted cash flow method applied to the division’s forecasted cash flow. A 25% discount rate was determined to be appropriate to reflect the level of risk associated with a reporting unit in the early stage of development and the level of uncertainty with achieving the forecasted sales and cash flows. This produced an indication of value of $23.4 million. The market approach produced an indication of value of $23.0 million. Based on these approaches, we established $23.0 million as the fair value of the reporting unit at February 28, 2006. We used this fair value in arriving at an estimated fair value of goodwill of $14.6 million. We compared this to the existing recorded value of goodwill of $49.7 million and recorded the difference of $35.1 million as an impairment charge in the fourth quarter of fiscal 2006. The cash flows and the indication of fair value with respect to the market approach were based upon forecasted sales of $2.3 million, $5.5 million and $10.3 million, respectively for the fiscal years 2007 through 2009. The sales forecast was based primarily on the anticipated development of enhanced software technology and the WAD division’s ability to further develop key partnerships and customer relationships to expand the distribution of its wireless technology software.

As noted above, during the quarter ended February 28, 2006, in accordance with SFAS No. 142, we tested the carrying value of goodwill for impairment. This led to a goodwill impairment of $35.1 million being recorded in the statement of operations.

During the year ended February 28, 2007, the WAD division generated sales of less than $0.2 million. As a result, we discontinued this operation and wrote-off the remaining goodwill of $14.6 million.

Brands Acquired from Playtex

During the quarter ended February 28, 2007, we tested the carrying value of the $16.9 million of intangible assets related to the Playtex acquisition. This led to an impairment of $1.8 million being recorded in the statement of operations. The Playtex asset impairment charge resulted from the carrying value of the brands (intangible assets) purchased exceeding fair value by $1.8 million at February 28, 2007. The fair value was calculated by computing the present value of the cash flow of net royalties saved for each brand. The reason for the impairment related to a decline in projected net sales when compared to projected net sales at time of acquisition.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. As a result of the merger on May 20, 2005, and as revised in the quarter ended February 28, 2006, we recorded intangible assets of $8.0 million related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $1.6 million and $1.2 million respectively, for the years ended February 28, 2007 and 2006 and is included as a component of discontinued operations. There was no amortization expense on these intangible assets in 2005 as the operations of Cenuco, Inc. are not included for the period prior to May 20, 2005 merger. As of February 28, 2007, the core software technology was deemed to have no future economic life therefore the carrying value of $5.2 million was written-off and recorded as a component of discontinued operations.

For the Playtex asset acquisition on November 16, 2005, an allocation of the purchase price resulted in $30.4 million being allocated to customer relationships. The estimated useful lives are ten years, to be amortized on a straight-line basis. The amortization expense recorded for the years ended February 28, 2007 and 2006 was $3.0 million and $0.9 million, respectively.

For the Coty asset acquisition on February 9, 2007, an allocation of the purchase price resulted in $49.0 million being allocated to customer relationships and $51.4 being allocated to brand names and backlog. The estimated useful lives are ten years for customer relationships, and ten and twenty years for the brand names, to be amortized on a straight-line basis. The amortization expense recorded for the year ended February 28, 2007 was $0.5 million.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The costs of major additions and improvements are capitalized and maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to 25 years. Leasehold improvements are amortized over the shorter of the term of the lease or their estimated useful lives. If we determine that a change is required in the useful life of an asset, future depreciation/amortization is adjusted accordingly.

Income Taxes

We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that management estimates is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Derivative Accounting

We determine the fair value of derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock at each reporting date and record the change in fair value in the consolidated statement of operations as a component of other income (expense) section. The primary derivative that we have to adjust to fair value at each reporting date is the compound derivative liability which includes the beneficial conversion feature associated with the issuance and modification of the convertible secured notes the proceeds of which we used to fund acquisitions, pay related costs and for general corporate purposes. We have adopted a lattice model to value the beneficial conversion feature combined with the other bifurcated derivatives associated with penalties for an event of default or change in control. The model also contains a simulation that determines the probability of the note holders electing to convert or not convert their debt into common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2006, FASB issued Staff Position Aug Air-1, Accounting for Planned Major Maintenance Activities (“AIR-1”). AIR-1 amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We do have planned major maintenance activities associated with our annual or semi-annual plant shutdowns. We adopted the provisions of AIR-1 beginning March 1, 2007. The guidance in the AIR-1 was applied retrospectively for all financial statements presented, unless it is impracticable to do so. The impact was not material to our historical annual financial results or financial position from the adoption of AIR-1.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for the Company after November 15, 2006. The Company followed the guidance of SAB 108 starting in the fourth quarter of the current year and noted there was no impact on the current or prior consolidated financial statements. .

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations, but it is not expected to have a significant effect.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. We adopted FIN 48 on March 1, 2007; we do not expect this will have a material impact on our consolidated results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We market our products throughout the United States and internationally. As a result, factors as rising commodity costs and weak global economic conditions could adversely affect our results of operations. Forecasted material purchases (including freight) during the next year are approximately $150 million. An average 2% price increase related to oil and related raw materials could cost us approximately $3.0 million.

We have also evaluated our exposure to fluctuations in interest rates. A principal balance of $160.0 million of variable-rate debt is the total amount of funds that are able to be drawn under the First Lien Facility and Second Lien Facility, with a maturity date of February 9, 2012. An increase of two percent in the interest rates would increase interest expense by approximately $3.2 million per year. Rates under our fixed-rate debt of $106 million may increase upon the occurrence of an event of default. An increase of two and one-half percent on $20.0 million and an increase of four percent on $86.0 million in the interest rates would increase interest expense by approximately $3.9 million per year.

We have not historically used, and are not currently using, derivative instruments to manage the above risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this report are included, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the year ended February 28, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level as of February 28, 2007. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended February 28, 2006, we determined that material weaknesses existed in our internal controls over financial reporting. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve complex technical accounting issues. During fiscal 2007, and into the first half of fiscal 2008, we have added to our in-house accounting staff. While the impact of these additions has been positive, there has not been adequate time for us to conclude that the material weaknesses have been fully remediated. We will continue to monitor the effectiveness of these control enhancements during fiscal 2008 prior to reaching a conclusion on full remediation.

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

ITEM 9B. OTHER INFORMATION

Our Board of Directors has set September 19, 2007 as the date for our 2007 Annual Meeting of Stockholders for stockholders of record as of July 31, 2007. The Company advises stockholders of the following deadlines in connection with the Annual Meeting. In order for a stockholder proposal to be considered for inclusion in the Company’s proxy statement for this year’s Annual Meeting, the proposal must be received by the Company at its principal executive offices on or before August 8, 2007. In addition, in order for a stockholder proposal to be considered at this year’s Annual Meeting but not included in the Company’s proxy statement, such proposal must be received by the Company at its principal executive offices on or before August 20, 2007 to be considered “timely” under applicable SEC rules. Proposals should be directed to the attention of the Secretary, Ascendia Brands, Inc., 100 American Metro Boulevard, Suite 108, Hamilton, New Jersey 08619.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

Our Board of Directors is elected annually by the stockholders and any vacancies that arise during the fiscal year are filled by a vote of the members of the Board. Our by-laws authorize the Board to determine the number of its members.

The employment agreements with Steven R. Scheyer and Joseph A. Falsetti (see discussion below) require that each be nominated for election to the Board of Directors throughout the term of those agreements. In addition, on December 27, 2007 we entered into an agreement with Prencen Lending, as part of the re-financing of our convertible debt, providing that the Board of Directors would be increased from five to seven members and that Prencen would be entitled to designate one member. Prencen subsequently named Michael Gross as its designee.

On February 26, 2007, the Board of Directors voted to increase its size to seven members and elected Steven R. Scheyer, Robert F. Connolly and Michael Gross as new Directors. Robert Picow resigned as a Director at that meeting. As a result of these changes, our Board of Directors is currently comprised of the following persons:

Joseph A. Falsetti, 50 - Chairman of the Board. For a biography of Mr. Falsetti, see below “Executive Officers.”

Steven R. Scheyer, 48 - President and CEO. For a biography of Mr. Scheyer, see below “Executive Officers.”

Edward J. Doyle, 63 - Independent Director; Chairman, Audit Committee. Mr. Doyle has served as the sole proprietor of Zephyr Ventures LLC since 2003 and managing director of The Hermes Group LLC since 2002. From 1999 to 2002, Mr. Doyle served as managing principal of Hamilton Capital Group LLC. From 1981 until 1996, he served as Divisional Vice President of Mars Incorporated.

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

Francis Ziegler, 67 - Independent Director; Chairman, Compensation Committee. Mr. Ziegler has been a Director of the Company, and Chairman of its Compensation Committee, since May 2005. Prior to his retirement in April 2004, Mr. Ziegler was President and Chief Executive Officer of Claneil Enterprises, Inc., a privately owned holding company that was a prior owner of Ascendia’s principal operating company. He joined Claneil in 1993 after thirty years as an operations and marketing executive with Johnson & Johnson. During his career with Johnson & Johnson, he served as President of five subsidiary companies. Mr. Ziegler has also served as a director of Wawa, Inc., SunSource, Inc. and S&H Green Points, Inc. and currently serves as a director of Rinaldi Enterprises, Inc.

Robert F. Connolly, 63 - Independent Director. Mr. Connolly has over 40 years experience in merchandising. He retired in 2005 as Executive Vice President and Chief Marketing Officer of Wal-Mart Stores, Inc., after 16 years with the company. He previously held senior management positions at Montgomery Ward and Carson Pirie Scott. Mr. Connolly also serves on the Board of Husqvarna AB and is President of customerbob inc., an international consulting firm.

Michael Gross, 31 - Director. Mr. Gross is a partner at Prentice Capital Management, LP. Prior to joining Prentice, Mr. Gross worked from June 2001 to April 2005 at S.A.C. Capital Advisors, LLC as an analyst covering consumer companies. From 1999 to 2001 Mr. Gross worked in equity research for Lehman Brothers Inc. and Salomon SmithBarney covering consumer Internet companies. Mr. Gross began his career upon his graduation from Cornell University with Granite Partners, L.P., a real estate advisory firm. Mr. Gross has served as a Director of Bluefly, Inc. since July 28, 2006. Mr. Gross was the director nominee of Prentice Capital Management, LP and its affiliates, and was elected in compliance with the Amendment and Exchange Agreement by and between the Company, Prencen Lending LLC and Prencen LLC, dated December 27, 2006, as may be amended from time to time.

Compensation Committee

During the year ended February 28, 2007, the members of the Compensation Committee were Mr. Ziegler, who served as Chair of the Compensation Committee, Mr. Doyle and Mr. Taylor. Our Compensation Committee has authority in matters relating to administration of our compensation plans and to set the salary and incentive compensation, including stock option grants, for our Chief Executive Officer and senior staff members.

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Mr. Ziegler, Mr. Doyle and Mr. Taylor, none of whom has had any relationship requiring disclosure by us under Item 404 of Regulation S-K or ever served as an officer or employee of us or any of our subsidiaries.

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

Executive Officers

The following persons are the principal members of our management team:

Joseph A. Falsetti, 50 - President & Chief Executive Officer. Mr. Falsetti served as our Chairman and Chief Executive Officer from June 13, 2003 to March 11, 2007. Mr. Falsetti assumed the role of our Executive Chairman on March 12, 2007. Mr. Falsetti has an extensive entrepreneurial background, having established several consumer product companies. He was the founder and former Chairman and CEO of RomTech, a NASDAQ-listed consumer product entertainment company, which grew to become the highest volume distributor/publisher of value software in mass merchant retail, initiating value branding within the category. He also founded and was President and CEO of Galaxy Software, where he developed several leading brands including Picture It™, which was sold to Microsoft Corporation and remains Microsoft’s leading consumer application within the category. Prior to founding these companies, Mr. Falsetti worked for Unisys Corporation, rising to the position of Director of Desktop PCs, responsible for operations of the personal computing hardware, peripherals and related software applications with $200 million in annual sales. He received his BSME and BSEE degrees from The College of New Jersey.

Steven R. Scheyer, 48 - President & Chief Executive Officer. Effective March 12, 2007, Mr. Scheyer is the President & Chief Executive Officer of Ascendia. Mr. Scheyer has more then 25 years experience in the consumer products business, most recently as President of Newell Rubbermaid’s Wal-Mart Division, with global responsibility for $1 billion of annual sales.

William C. Acheson, 57 - Senior Vice President, Global Sales. Mr. Acheson served as Vice President, Global Sales of Ascendia from June 13, 2003 until his resignation on March 7, 2007. Prior to joining Ascendia, Mr. Acheson was Vice President of Business Development for eGames, joining the company in January 1997. Prior to joining eGames, he served as Senior Vice President, Mass Cosmetics Division at Revlon, Inc. where he was responsible for the development and effectiveness of all Revlon and Almay marketing programs, leading to achievement of an annual sales volume plan in excess of $700 million. Mr. Acheson joined Revlon in 1982 as a National Account Manager and he distinguished himself by achieving increasing positions of responsibility during his tenure at Revlon. From 1976 to 1982, Mr. Acheson served as a Key Account Manager for McNeil Consumer Products Company. From 1973 to 1976, Mr. Acheson held sales management positions at Cash Register Service Company and Procter & Gamble. He holds a Bachelor of Arts degree from Valparaiso University in Valparaiso, Indiana with a major in political science and completed an Overseas Study Program in Cambridge, England.

John D. Wille, 52 - Executive Vice President & Chief Financial Officer. Mr. Wille has served as our Chief Financial Officer since August 21, 2006. Prior to his appointment, Mr. Wille served for more than five years as Vice President and Chief Financial Officer of Russ Berrie & Company, a leading designer, manufacturer and wholesale distributor of gift and infant/juvenile products, where his responsibilities also included corporate strategy, acquisitions, investor relations and corporate governance.

R. Elizabeth Houlihan, 48 - Vice President, Marketing & Product Development. Ms. Houlihan has served as Vice President, Marketing and Product Development of Ascendia since December 5, 2005. Her experience includes marketing, general management and sales work on more than 30 brands in over three dozen categories in the personal and skin care, household products, over-the-counter medicines, veterinary pharmaceuticals, industrial chemicals, agricultural products and e-business segments. Ms. Houlihan has over 15 years of experience in the personal products sector. Ms. Houlihan previously held senior marketing positions in Church & Dwight, which included responsibility for New Product Development, and in a privately owned $800 million global direct marketing company concentrating in nutritional supplements, laundry and household, and personal care products. Prior to beginning her marketing career, Ms. Houlihan spent seven years in agricultural sales management roles with increasing responsibility with Monsanto, Stauffer Chemical, and Molecular Genetics. Ms. Houlihan holds a Master of Brand Management from the University of Georgia’s Terry School of Business.

Andrew W. Sheldrick, 52 - Vice President and General Counsel. Mr. Sheldrick served as our external counsel prior to his appointment as our General Counsel in May 2006. Prior to joining the Company, Mr. Sheldrick spent more than 25 years in private practice, specializing primarily in corporate transactional and tax law, and representing public and private-sector companies in a diverse range of business sectors. Mr. Sheldrick is a graduate of Cambridge University, England and holds a Masters in Comparative Law from the George Washington University, Washington DC. He is admitted to practice in New York and in England and Wales.

Franco S. Pettinato, 41 - Senior Vice President, Operations. Mr. Pettinato has served as our Executive Vice President since May 2007, prior to which time he was Senior Vice President of Operations since June 13, 2003. He has been a Senior Executive, consultant and entrepreneur in diverse industries for over 18 years and brings wide experience in management, information technology, operations and business process to the Company. Previously, he served as Vice President of Delivery at Vis.align LLC, leading operations for the $60 million, northeast based IT consulting company that provides application development, infrastructure and outsourced managed services. He was co-founder and President of The Standing Stone Group L.L.C., an Internet engineering company that Vis.align acquired in October 2000. Prior to starting Standing Stone, Mr. Pettinato served as an associate partner and regional director at the Internet consulting company March First (formally USweb). Mr. Pettinato has held various management, sales and engineering roles throughout his career. He led the sales effort at GE Information Services, responsible for growing revenue from the commercial use of GE’s private international EDI data network. He held several sales and management roles at Lucent Technologies and at AT&T, including research and development positions at the AT&T Bell Laboratories and manufacturing management positions at AT&T Microelectronics, manufacturing AT&T products. He holds a BS in Mechanical Engineering from Temple University and an MBA in International Business from Saint Joseph’s University.

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

Based solely on our review of the copies of Forms 3, 4, and 5 furnished to us, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required to be filed by such persons, we believe that all of our executive officers, directors, and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them during the year ended February 28, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes our executive compensation philosophy, objectives and policies and the compensation of our executive officers who are identified in the Summary Compensation Table.

Compensation Committee

Composition of the Compensation Committee

As of February 28, 2007, the Compensation Committee was comprised of Mr. Ziegler (Chairman), Mr. Doyle and Mr. Taylor. The number of members on the Compensation Committee is fixed from time to time by the Board of Directors, but always consists of at least two members. All members of the Compensation Committee, including the Compensation Committee’s chairperson, are appointed by the Board of Directors, and may be removed by the Board of Directors. If there is a vacancy on the Compensation Committee that reduces the number of members below two, or in the event that the Board determines that the number of members on the Compensation Committee should be increased, the Board of Directors shall appoint a new member or members, as appropriate. The Compensation Committee holds meetings throughout the year and may also act by written consent in lieu of meetings.

Each member of the Compensation Committee has satisfied the “independence” requirements of the American Stock Exchange, from time to time as in effect and applicable to the Company. Also, each member of the Compensation Committee qualifies as an “outside director” under Rule 162(m) of the Internal Revenue Code and a “non-employee director” under Rule 16b-3 promulgated under the Securities and Exchange Act of 1934, as amended. None of the members of the Compensation Committee have had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K or ever served as an officer or employee of the Company or any of its subsidiaries.

Role of the Compensation Committee

The Compensation Committee oversees the development of compensation programs for all employees of the Company and approves the terms of employment of executive officers. The Compensation Committee meets periodically during the year and holds meetings from time to time as necessary to review compensation matters. The Company’s Human Resource Department supports the Compensation Committee in its work. The Compensation Committee has the authority to engage the services of outside advisors, experts and others to assist it in its oversight and guidance in the development of the Company’s compensation programs.

The Compensation Committee’s purposes are (i) to discharge the responsibilities of the Board of Directors relating to the compensation of the Company’s directors and officers in accordance with the provisions of its Charter, including the Compensation Committee’s evaluation of, and approval of or recommendations to the Board of Directors with respect to, the plans, policies and programs relating to the compensation of the Company’s directors and officers, subject to approval of the Company’s shareholders in those instances where shareholder approval is required by applicable laws or regulations of governmental authorities or applicable rules of the American Stock Exchange (“AMEX”) or any other stock exchange where the Company’s securities are from time to time listed, and (ii) to produce an annual report on executive compensation for inclusion in the Company’s proxy statement.

Role of Outside Advisors in Compensation Decisions

In 2005, the Compensation Committee engaged The Hay Group, an independent external compensation consulting firm, to assess the Company’s compensation arrangements and provide recommendations for executive compensation and guidance as to the structure of employee compensation in general. Following the recommendations of the Hay Group, the Compensation Committee approved the adoption of the Company’s 2007 Stock Incentive Plan, which was approved and adopted by the stockholders on February 14, 2007. For more information on the Company’s 2007 Stock Incentive Plan, see “Long-Term Equity Incentive Compensation” below.

Role of Management in Compensation Decisions

Management supports the Compensation Committee in its work. Management assists the Chairman of the Compensation Committee in establishing the agendas for meetings and preparing materials for the review of Compensation Committee members in advance of any meeting. The approval of the Compensation Committee is required for the hiring of new employees with annual base compensation in excess of $200,000. In addition, the consent of the Compensation Committee is required for the criteria used in determining bonus compensation for Company employees. With respect to most compensation and benefit matters, including compensation of the named executive officers, management provides recommendations to the Compensation Committee. The Compensation Committee has delegated to the President & Chief Executive Officer of the Company the awarding of stock and stock options under our 2007 Stock Incentive Plan, other than with respect to awards to the President and Executive Chairman. In furtherance of the foregoing activities, members of management, including Steven R. Scheyer, our current President and Chief Executive Officer, Joseph A. Falsetti, our former President & Chief Executive Officer, John D. Wille, our Chief Financial Officer and Andrew W. Sheldrick, our General Counsel, have participated in certain meetings of the Compensation Committee, although none has participated in any discussion or approval of matters pertaining specifically to his individual compensation.

Compensation Committee Actions in the Last Fiscal Year

The Compensation Committee met twice in the last fiscal year. As discussed above, certain members of management attended the meetings and provided guidance in reviewing the terms of the Company’s executive compensation, including our employment agreements with Messrs. Falsetti and Scheyer.

The Compensation Committee met on January 29, 2007 to discuss and approve the elements of Steven Scheyer’s employment agreement. The Compensation Committee determined that the Company should agree to provide Mr. Scheyer with a signing bonus, a retention bonus and a stock option as a means of persuading him to leave his prior employment and join the Company. However, it was decided that the signing bonus should be subject to repayment upon certain instances of termination, that the retention bonus should not be paid until January of 2008 and that the options should not be granted until October 2007 so as to entice Mr. Scheyer to remain with the Company for a minimum amount of time. Taking these elements into consideration, the Compensation Committee discussed the composition of Mr. Scheyer’s employment agreement as a whole and considered the timing considerations, tax considerations and overall resources of the Company for Mr. Scheyer’s employment compensation package. The Compensation Committee ultimately approved the employment agreement signed by the Company and Mr. Scheyer on February 9, 2007. See “Employment Agreements” for additional information on the terms of Mr. Scheyer’s employment agreement.

The Compensation Committee met on February 12, 2007 to discuss and approve the elements of Joseph A. Falsetti’s employment agreement. The Compensation Committee determined that the Company should agree to provide Mr. Scheyer with a base salary of $500,000, value creation bonus of $750,000 for recognition of past contributions to the Company, a performance-based bonus and certain equity compensation. The Compensation Committee approved these elements as a whole in the employment agreement that was signed by Mr. Falsetti and the Company on February 12, 2007.

Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, motivate, reward and retain executive officers who are critical to our long-term success and the creation of shareholder value. The Compensation Committee has structured the compensation of our executive officers based on the foregoing to include appropriate base salaries to attract executives and performance-based bonus compensation and equity awards to retain those executives by tying their compensation to the success of the Company. In determining the amount, form and terms of executive compensation, the Compensation Committee’s philosophy is to take into account the need to attract, retain and reward executive officers and employees whose contributions are critical to the long-term success of the Company and set compensation accordingly. The Compensation Committee’s philosophy and objectives were reviewed in the last fiscal year with the hiring of a number of new employees and in connection with the discussion and approval of our 2007 Stock Incentive Plan.

Components of Executive Compensation

Overview

In general, the principal component of compensation for named executive officers is base salary. We will, from time to time, utilize cash bonuses, performance-based cash incentive compensation and long-term equity incentive compensation. We also provide our named executive officers with certain perquisites and other personal benefits.

Traditionally, we have compensated our named executive officers primarily by paying a base salary and have not generally offered significant annual cash bonuses, performance-based cash incentive compensation or long-term equity incentive compensation. However, in the most recent fiscal year, we paid a cash “sign-on” bonus to Mr. Scheyer, cash bonuses were awarded to Messrs. Falsetti, Wille, Sheldrick and Acheson and certain stock and option awards were given to Messrs. Wille, Sheldrick and Acheson and Ms. Houlihan (see “Bonuses” below for additional details). The Compensation Committee reevaluates its approach to compensation annually to ensure our ability to attract and retain key executives. The Compensation Committee attempts to provide each named executive officer with a compensation package that will motivate, reward and retain each of them.

The Compensation Committee has reviewed all components of compensation of the named executive officers, including base salary, bonus, stock awards, stock options awards and the dollar value to the executive and cost to the Company of all perquisites and other personal benefits. The Compensation Committee believes that the level of compensation of our named executive officers reflects the objectives set forth above.

Base Salary

The base salaries of our executive officers are determined by evaluating the executive officers’ roles and responsibilities within the Company. We believe that the base salaries paid to our executive officers are reasonable and are the primary component of the Company’s compensation program. In the case of newly hired employees, we negotiate the base compensation of the individual in question within this general framework. With the exception of Messrs. Scheyer (our President & Chief Executive Officer) and Falsetti (our Executive Chairman), the base salary of each executive officer is reviewed annually in conjunction with their periodic performance review and evaluation. Decisions on compensation adjustments are made by the President & Chief Executive Officer. A decision to increase base salary for any executive officer is based on the previously defined compensation philosophy and takes into specific account the level of responsibility of the executive officer, our performance and the executive officer’s individual performance. Base salary increases are also designed to retain an executive’s services.

The base salary for each of Mr. Falsetti and Mr. Scheyer was set pursuant to his employment agreement, which was approved by the Compensation Committee and our Board of Directors. The terms of these employment agreements in general were negotiated between the Company and the individual in question and are described more fully under “Employment Agreements and Indemnification Agreements” below.

Bonuses

Cash bonuses are awarded from time to time at the discretion of the Compensation Committee for extraordinary individual achievement by an executive or for other reasons, such as a signing bonus upon joining the Company.

During the fiscal year ended February 28, 2007, the Compensation Committee awarded cash bonuses to certain named executive officers either pursuant to such executive’s employment agreement or on a merit basis following the closing of the acquisition of the former Coty brands. For the fiscal year ended February 28, 2007, the Company paid cash bonuses of $750,000 to Mr. Falsetti pursuant to his employment agreement for his contributions to the Company prior to accepting his current position, $102,750 to Mr. Wille, as a merit bonus for his work in connection with the successful completion of the Coty brands acquisition, $10,000 to Mr. Sheldrick as a sign-on bonus and an additional $70,000 as a merit bonus for his work in connection with the successful completion of the Coty brands acquisition, $11,250 to Mr. Acheson as a merit bonus for his work in connection with the successful completion of the Coty brands acquisition, and $88,750 to Ms. Houlihan as a merit bonus for her work in connection with the successful completion of the Coty brands acquisition. See “Employment Agreement Summaries” for additional information on the aforementioned bonuses paid as a result of an executive’s employment agreement. Mr. Scheyer received a $2,000,000 signing bonus for entering into his employment agreement on February 9, 2007. The Compensation

Committee believes that the named executive officers should be given the opportunity to earn annual bonuses so long as such bonuses are related to the performance of the Company. Both Mr. Scheyer and Mr. Falsetti have provisions for such bonuses in their employment agreements.

Long-Term Equity Incentive Compensation

Another component of our executive compensation is long-term incentive compensation in the form of stock options, stock appreciation rights or restricted stock, or any combination thereof. The Compensation Committee is responsible for the grant of any such stock options, stock appreciation rights or restricted stock to executive officers under our newly adopted 2007 Stock Incentive Plan (“2007 Plan”).

The Compensation Committee and the Board of Directors believe that it is in the best interests of the Company to have available an equity incentive plan for use as part of the Company’s compensation strategy to align our executive officers’ interests with those of shareholders by increasing the portion of their compensation tied to our long-term performance. The 2007 Plan is designed to provide persons on whose initiative and efforts the successful conduct of the business of the Company depends, and who are responsible for the management, growth and protection of the business of the Company, with incentives to: (a) enter into and remain in the service of the Company; (b) acquire a proprietary interest in the success of the Company; (c) maximize their individual performance; and (d) directly or indirectly enhance the long-term performance of the Company. Participants in the 2007 Plan may be granted stock options, stock appreciation rights or restricted stock, or any combination thereof.

The Compensation Committee has the authority to (i) exercise all of the powers granted to it under the 2007 Plan, (ii) construe, interpret and implement the 2007 Plan and any award certificates issued under the 2007 Plan, (iii) prescribe, amend and rescind rules and regulations relating to the 2007 Plan, including rules governing its own operations, (iv) make all determinations necessary or advisable in administering the 2007 Plan, (v) correct any defect, supply any omission and reconcile any inconsistency in the 2007 Plan, and (vi) amend the 2007 Plan to reflect changes in applicable law.

The Compensation Committee (or the Board of Directors acting instead of the Compensation Committee) may delegate to one or more officers of the Company the authority to designate the individuals (other than such officer(s)), among those eligible to receive awards pursuant to the terms of the 2007 Plan, who will receive rights or options under the 2007 Plan and the size of each such grant, to the fullest extent permitted by Section 157 of the Delaware General Corporation Law (or any successor provision thereto), provided that the Compensation Committee shall itself grant awards to those individuals who could reasonably be considered to be subject to the insider trading provisions of Section 16 of the Securities Exchange Act of 1934 or whose awards could reasonably be expected to be subject to the deduction limitations of Section 162(m) of the Code. The determinations of the Compensation Committee on all matters relating to the 2007 Plan or any award under the 2007 Plan are final, binding and conclusive.

The 2007 Plan provides for the grant of awards relating to or consisting of up to an aggregate of 25,000,000 shares of common stock. The total number of shares of common stock which may be subject to one or more options or stock appreciation rights granted to any one employee of the Company or a subsidiary during any one calendar year may not exceed 10,000,000 shares. Stock options and stock appreciation rights granted and subsequently canceled or deemed to be canceled in a calendar year shall count against this limit even after their cancellation.

The exercise price of options granted by the Compensation Committee is at least the closing price of our common stock on the American Stock Exchange on the date of the Compensation Committee meeting at which the grant is approved. We have not backdated any options. Stock options and stock appreciation rights generally vest over a number of years. Any vested options or stock appreciation rights are usually forfeited three months after termination of the recipient’s employment, and any unvested options are usually forfeited upon termination of employment. Such options and stock appreciation rights are intended to encourage recipients to remain in the employ of the Company over a substantial period of time.

Generally, restricted stock that has not vested shall be immediately forfeited upon (i) an employee’s retirement or voluntary termination of employment, or (ii) an employee’s dismissal for cause (as defined in the 2007 Plan). Upon such forfeiture, all dividends paid on such shares, to the extent such dividends have been set aside in an escrow account, also shall be forfeited. Except as may otherwise be provided by the Committee at any time prior to the employee’s termination of employment, in the event an employee’s employment is terminated (i) by the Company, other than for cause, (ii) by reason of disability, or (iii) by death, all shares of restricted stock that have not vested shall immediately vest as of the termination date. Restricted stock grants are intended to encourage recipients to remain in the employ of the Company over a substantial period of time.

The Compensation Committee will annually review the performance of our executive officers to determine whether grants of stock options, stock appreciation rights or restricted stock, or any combination thereof, are warranted. Any grants under the 2007 Plan are made at the discretion of the Compensation Committee and on the recommendation of our President and Chief Executive Officer, primarily to reward significant individual achievement and to attract and retain key talent. Traditionally, the granting of stock options has not been a primary component of our compensation program.

During the fiscal year ended February 28, 2007, the Compensation Committee granted 200,000 shares of restricted stock to each of Messrs. Wille, Sheldrick and Acheson and 88,750 shares of restricted stock to Ms. Houlihan. Mr. Wille received his grant of restricted stock pursuant to his employment arrangement with the Company. In addition, the Compensation Committee awarded 178,875 stock options to Mr. Wille, 135,000 stock options to Mr. Sheldrick, 151,875 stock options to Mr. Acheson and 151,875 stock options to Ms. Houlihan. The Compensation Committee chose to utilize the new 2007 Plan to award these shares of restricted stock and stock options to the Company’s named executive officers to more fully align their interests with the interests of the stockholders and to compensate them for future efforts toward increasing shareholder value.

The 2000 Plan. Prior to the adoption of the 2007 Plan, the Company had a 2000 Performance Equity Plan, as amended (the “2000 Plan”), which was approved by the stockholders of the Company on February 1, 2000. The purpose of the 2000 Plan was to further the Company’s interests, and its subsidiaries’ and stockholders’ interests, by providing incentives to key employees, consultants, directors and others who contributed materially to the Company’s success and profitability. The 2000 Plan provided for the grant of awards relating to or consisting of up to an aggregate of 3,000,000 shares of common stock, typically in the form of a grant of options to purchase shares of common stock. The 2000 Plan also provided for the grant of share appreciation rights, restricted shares of common stock, deferred awards of common stock, reload stock options, and other stock-based awards (such as purchase rights, unrestricted common stock, convertible or exchangeable debentures, or other rights convertible into shares of common stock). All of the Company’s employees (including officers) and directors, and certain of its consultants, were eligible to receive awards under the 2000 Plan. In determining the eligible participants to whom awards could have been granted under the 2000 Plan and the prices and times at which awards were granted, our board of directors, or the Compensation Committee as so delegated, had full and final authority and discretion. Stock options granted to employees could be either incentive stock options (“ISOs”), which satisfy the requirements of Section 422 of the Internal Revenue Code, or non-qualified options. Except for ISOs, which had to be issued with an exercise price at or above the fair market value of the shares on the date of grant, options granted under the 2000 Plan could have been issued with exercise prices at, above or below the fair market value of the shares at the time of grant. The individual option agreement set forth the terms of the recipient’s option, including the term during which an option could be exercised (generally ten years from the date of grant). In the event of a change of control of the Company that has not been approved by the board of directors, the vesting periods of all stock options and other awards granted and outstanding under the 2000 Plan will immediately and entirely vest. In the case of a change of control transaction that is approved by our board of directors, the board or directors (or the Compensation Committee) may, in its discretion, accelerate the vesting of any and all stock options and other awards outstanding, or repurchase such outstanding stock options or awards for the fair market value thereof. The board of directors may amend, alter, suspend or discontinue the 2000 Plan from time to time in such manner as it may deem advisable, but no such amendment, alteration, suspension or discontinuance may impair the rights of a holder under any existing agreement without such holder’s consent. The 2000 Plan was effective as of February 1, 2000, and has been suspended with the approval of the 2007 Plan. All of the outstanding awards under the 2000 Plan became fully vested as of May 20, 2005, the date of the merger with Hermes, and no new grants have been made since that date.

Perquisites and Other Personal Benefits

We provide our executive officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our objective to attract and retain superior employees for key positions. The Compensation Committee annually reviews the levels of perquisites and other personal benefits provided to executive officers.

In the fiscal year ended February 28, 2007, we provided our named executive officers with an automobile or an automobile allowance and automobile related expenses. In no case has the aggregate amount of perquisites and other personal benefits to any of our named executive officers for the fiscal year ended February 28, 2007 exceeded $10,000.

Perquisites traditionally have not constituted significant portions of executive compensation. Our executive officers may also participate in benefit programs available to employees generally, such as medical, dental and vision insurance.

Setting Executive Compensation

The Compensation Committee approves compensation packages for our executives that the Compensation Committee believes are in the best interests of the Company. These compensation packages are designed to attract and retain executive talent necessary for the successful operation of the Company. The Compensation Committee considers each individual element of any compensation package as well as each compensation package as a whole to determine what elements are necessary and appropriate to attract and retain an executive that will perform the best services for the Company. In setting compensation levels, the Compensation Committee carefully considers the background of the individual and the needs and resources of the Company and sets compensation levels accordingly. The Compensation Committee, while it has consulted with the Hay Group in the past, does not generally employ a compensation advisor when setting the Company’s executive compensation.

Impact of Performance on Compensation

In prior years, we generally did not award bonuses to our named executive officers because the Company’s performance did not justify them. During the fiscal year ended February 28, 2007, bonuses were awarded as described above to certain executive officers for their contributions towards the successful completion of the acquisition of the Calgon and the healing garden brands from Coty. Pursuant to his employment agreement, Mr. Falsetti was awarded a bonus in the amount of $750,000, based on his prior contributions to shareholder value creation, including the successful completion of the acquisition.

Pursuant to the terms of the Falsetti Employment Agreement and the Scheyer Employment Agreement, the Company’s performance may have a significant impact on compensation, because bonuses are tied in part to the achievement of specified performance metrics. See the “Employment and Indemnification Agreements” below for additional information.

Tax and Accounting Implications of Executive Compensation

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1,000,000 paid to the Chief Executive Officer and the other four highest paid executive officers unless specified criteria are satisfied. Accordingly, the Compensation Committee’s decisions regarding compensation have not generally been affected by Section 162(m) of the Internal Revenue Code.

Accounting for Stock-Based Compensation

In the fiscal year ended February 28, 2007, the Company began accounting for stock-based payments, including stock options and awards of restricted stock, in accordance with the requirements of Financial Accounting Standards Board Statement 123(R) (“SFAS 123R”). The Compensation Committee reviews the expenses for stock-based payments under SFAS 123R in connection with the grant of stock options and awards of restricted stock.

[Section 409A of the Code imposes an additional 20% tax and interest on an individual receiving nonqualified deferred compensation under a plan that fails to satisfy certain requirements. For purposes of Section 409A of the Code, “nonqualified deferred compensation” includes equity–based incentive programs, including some stock option programs. Generally speaking, Section 409A of the Code does not apply to incentive stock options and nonqualified stock options granted at fair market value if no deferral is provided beyond exercise.

The options granted pursuant to the 2000 Plan and the 2007 Plan are designed to be exempt from coverage under Section 409A of the Code. No options issued pursuant to the 2000 Plan were subject to Section 409A. If the 2007 Plan is administered in a manner that causes options granted under the plan to become subject to Section 409A and the requirements of Section 409A are not satisfied, an optionee could be subject to additional taxes and interest.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

The Compensation Committee
Francis G. Ziegler (Chairman)
Edward J. Doyle
Kenneth D. Taylor

Compensation Tables

The following table sets forth information concerning the compensation during the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005 of the Company’s current and former Chief Executive Officers and each of the four other persons serving as executive officers of the Company at the end of fiscal 2007 who received the highest annual salary and bonus during fiscal 2007 for services rendered in all capacities to the Company and its subsidiaries:

SUMMARY COMPENSATION TABLE

							Change in
						Non-	Pension Value
						Equity	and
	Fiscal					Incentive	Nonqualified	All
Name and	Year			Stock	Option	Plan	Deferred	Other
Principal	Ended	Salary	Bonus	Award(s)	Award(s)	Compensation	Compensation	Compensation	Total
Position	2/28	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
a)	b)	c)	d)	e)	f)	g)	h)	i)	j)
Joseph A. Falsetti	2007	450,000	750,000	—	—	—	—	1,500	1,201,500
Principal Executive Officer

Steven R. Scheyer	2007	—	—	—	—	—	—	2,000,000	2,000,000
Principal Executive Officer
(effective March 12, 2007)

John D. Wille	2007	164,442	102,750	200,000	176,666	—	—	9,600	653,458
Principal Financial Officer

Andrew W. Sheldrick	2007	146,154	80,000	200,000	133,334	—	—	9,000	568,488
General Counsel

William B. Acheson	2007	225,000	11,250	200,000	150,000	—	—	6,000	592,250
Executive Vice President,
Global Sales

R. Elizabeth Houlihan	2007	225,000	88,750	—	150,000	—	—	—	463,750
Vice President, Marketing

Other compensation includes car allowances. Mr. Scheyer received a sign-on bonus in February 2007 in accordance with the terms of his employment agreement (see Exhibit 10.4). The sign-on bonus is reflected in the above table even though Mr. Scheyer’s effective start date was March 12, 2007. Mr. Wille joined the Company in July 2006. Mr. Sheldrick was appointed General Counsel in July 2006 and prior to that he acted as outside General Counsel to the Company.

Grants of Plan-Based Awards

The following table sets forth the information with respect to the Named Executive Officers concerning the grants of plan-based awards during the fiscal year ended February 28, 2007.

Grant
								All Other	All Other		Date
								Stock	Option		Fair
								Awards:	Awards:	Exercise	Value
		Estimated Future Payouts Under						Number of	Number of	or Base	of Stock
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares of	Securities	Price of	and
		Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	($)
a)	b)	c)	d)	e)	f)	g)	h)	i)	j)	k)	l)
Joseph A. Falsetti	—	—	—	—	—	—	—	—	—	—	—
Principal Executive
Officer

Steven R. Scheyer	—	—	—	—	—	—	—	—	—	—	—
Principal Executive
Officer (effective
March 12, 2007)

John D. Wille	2/22/2007	—	—	—	—	—	—	200,000	662,500	2.00	536,625
Principal Financial
Officer

Andrew W. Sheldrick	2/22/2007	—	—	—	—	—	—	200,000	500,000	2.00	405,000
General Counsel

William B. Acheson	2/22/2007	—	—	—	—	—	—	100,000	562,500	2.00	455,625
Executive Vice
President, Global
Sales

R. Elizabeth Houlihan	2/22/2007	—	—	—	—	—	—	100,000	562,500	2.00	455,625
Vice President,
Marketing

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the information with respect to the Named Executive Officers regarding outstanding equity awards at February 28, 2007.

	Option Awards					Stock Awards
Equity
Incentive
Plan Awards
								Equity	Market or
								Incentive	Payout
			Equity					Plan Awards	Value of
			Incentive			Number	Market	Number of	Unearned
			Plan Awards			of	Value of	Unearned	Shares,
	Number of	Number of	Number of			Shares or	Shares or	Shares	Units
	Securities	Securities	Securities			Units of	Units of	Units or	or Other
	Underlying	Underlying	Underlying			Stock	Stock	Other Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		That Have	That Have	That Have	That Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
a)	b)	c)	d)	e)	f)	g)	h)	i)	j)
Joseph A. Falsetti	—	—	—	—	—	—	—	—	—
Principal Executive
Officer

Steven R. Scheyer	—	—	—	—	—	—	—	—	—
Principal Executive
Officer (effective
March 12, 2007)

John D. Wille	220,833	441,667	—	2.00	2/22/2017	100,000	184,000	—	—
Principal Financial
Officer

Andrew W. Sheldrick	166,667	333,333	—	2.00	2/22/2017	100,000	184,000	—	—
General Counsel

William B. Acheson	187,500	375,000	—	2.00	2/22/2017	—	—	—	—
Executive Vice
President, Global Sales

R. Elizabeth Houlihan	187,500	375,000	—	2.00	2/22/2017	100,000	184,000	—	—
Vice President, Marketing

OPTION EXERCISES AND STOCK VESTED

The following table sets forth the information with respect to the Named Executive Officers regarding option exercises and stock vested during the fiscal year ended February 28, 2007.

	Option Awards		Stock Awards
Number of
	Shares	Value Realized	Number of Shares	Value Realized
	Acquired on	on	Acquired on	on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
a)	b)	c)	d)	e)
Joseph A. Falsetti	—	—	—	—
Principal Executive Officer

Steven R. Scheyer	—	—	—	—
Principal Executive Officer
(effective March 12, 2007)

John D. Wille	—	—	100,000	200,000
Principal Financial Officer

Andrew W. Sheldrick	—	—	100,000	200,000
General Counsel

William B. Acheson	—	—	100,000	200,000
Executive Vice President,
Global Sales

R. Elizabeth Houlihan	—	—	—	—
Vice President, Marketing

DIRECTOR COMPENSATION

The following table reflects cash and stock-based compensation for the non-employee directors for the fiscal year ended February 28, 2007.

Change in
	Fees			Non-Equity	Pension Value
	Earned			Incentive	and Nonqualified	All
	Paid in	Stock	Option	Plan	Deferred Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
a)	b)	c)	d)	e)	f)	g)	h)
Edward J. Doyle	21,000	200,000	—	—	—	—	221,000
Kenneth D. Taylor	16,000	200,000	—	—	—	—	216,000
Francis Ziegler	19,000	200,000	—	—	—	—	219,000
Robert F. Connolly	—	—	—	—	—	—	—
Michael Gross	—	—	—	—	—	—	—

During the fiscal year 2007, each of our non-employee directors earned a $16,000 retainer in cash compensation. An additional $5,000 cash retainer was earned by the Audit Committee Chairperson and an additional $3,000 annual cash retainer was earned by the Compensation/Nominating/Governance Committee Chairperson. We also paid the following fees in the fiscal year ended February 28, 2007 for meetings attended by various non-employee directors:

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

Robert F. Connolly and Michael Gross were elected to the Board of Directors on February 26, 2007 and did not receive any compensation during the fiscal year ended February 28, 2007.

Employment and Indemnification Agreements (capitalized terms are as defined in the agreements)

Employment Agreement with Joseph A. Falsetti. On February 9, 2007, the Company and Mr. Falsetti entered into a three-year employment agreement (the “Falsetti Employment Agreement”), which became effective as of the Commencement Date, which was March 12, 2007. Pursuant to the Falsetti Employment Agreement, Mr. Falsetti will receive a salary of $500,000 per year and a value creation bonus of $750,000. In addition, pursuant to the Falsetti Employment Agreement, on October 31, 2007, we will grant Mr. Falsetti a fully vested option (the “Falsetti Option”) to purchase a number of shares of the Company’s common stock equal to 2% of our outstanding stock as of the Commencement Date (determined on an as-converted, fully diluted basis) with a per share exercise price equal to the fair market value of our common stock on the date of grant. The Falsetti Employment Agreement also provides that Mr. Falsetti will be eligible to receive, for each year during the term of the agreement, an annual cash incentive bonus ranging from zero to 150% of his base salary depending on our achievement of certain performance targets.

Under the Falsetti Employment Agreement, if prior to expiration of the three-year term of employment we terminate Mr. Falsetti’s employment without Cause or Mr. Falsetti resigns for Good Reason and Mr. Falsetti signs and delivers to us, and does not revoke, a release agreement, Mr. Falsetti will be entitled to receive (i) all compensation and benefits accrued to the Employment Termination Date, (ii) a lump sum payment equal to six (6) months of his base salary at the rate in effect on the Employment Termination Date, (iii) if an anniversary of the Commencement Date occurs during the period beginning on the day after the Employment Termination Date and ending on the date that is six months after the Employment Termination Date, an amount equal to Mr. Falsetti’s annual bonus for the last year ending prior to the Employment Termination Date (or, if the Employment Termination Date occurs prior to the end of the first year during the term of the Falsetti Employment Agreement, the target amount of his annual bonus), (iv) for a period of eighteen (18) months beginning on the date that is six months and one day following the Employment Termination Date (the “Continuation Period”) payment of (x) his base salary at the rate in effect on the Employment Termination Date plus (y) on each anniversary of the Commencement Date during the Continuation Period an amount equal to Mr. Falsetti’s annual bonus for the last year ending prior to the Employment Termination Date (or, if the Employment Termination Date occurs prior to the end of the first year, the target amount of the annual bonus); and (v) for the remainder of Mr. Falsetti’s life, (x) Company provided medical, dental, and vision insurance coverage, for himself and for his spouse and dependent children (“Health Insurance Benefits”) or (y) reimbursement of the cost to Mr. Falsetti of obtaining comparable Health Insurance Benefits. Our obligation to provide Health Insurance Benefits (or reimbursement in lieu of Health Insurance Benefits) will be suspended during any period that Mr. Falsetti is eligible for comparable Health Insurance Benefits in connection with subsequent employment. In addition, the Falsetti Option will remain exercisable until the earlier of the first anniversary of the Employment Termination Date and the Falsetti Option’s scheduled expiration date.

If Mr. Falsetti’s employment terminates due to his death or Disability, Mr. Falsetti (or in the event of his death, his beneficiary or legal representative) will be entitled to all compensation and benefits accrued through the Employment Termination Date. Mr. Falsetti also will be entitled to receive Health Insurance Benefits, or reimbursement in lieu of Health Insurance Benefits, in the same manner as if his employment had been terminated by the Registrant without Cause or by his resignation for Good Reason as described above. In addition, the Falsetti Option will remain exercisable until the earlier of the first anniversary of the Employment Termination Date and the Falsetti Option’s scheduled expiration date. If Mr. Falsetti’s employment is terminated for Cause, by his resignation without Good Reason, or by reason of his death or Disability, Mr. Falsetti will be entitled to all compensation and benefits accrued through the Employment Termination Date.

Prior Falsetti Employment Agreement. Prior to entering into the Falsetti Employment Agreement, the Company and Mr. Falsetti, on May 20, 2005, had entered into an employment agreement for a three-year period ending May 19, 2008. Under that prior agreement, Mr. Falsetti received an annual base salary of $450,000 and was eligible to participate in or receive benefits under any employee benefit plans generally made available to similarly situated executives. The Falsetti Employment Agreement supercedes this prior agreement.

Employment Agreement with Steven R. Scheyer. On February 9, 2007, the Company and Mr. Scheyer entered into a three-year employment agreement (the “Scheyer Employment Agreement”), which took effect on March 12, 2007. Pursuant to the Scheyer Employment Agreement, Mr. Scheyer will receive a salary of $650,000 per year and a signing bonus of $2,000,000 (the “Signing Bonus”). Pursuant to the Scheyer Employment Agreement, on October 31, 2007, we will grant Mr. Scheyer an option (the “Scheyer Option”) to purchase a number of shares of our common stock equal to 4% of our outstanding stock as of the Commencement Date (determined on an as-converted, fully diluted basis) with a per share exercise price equal to the fair market value of our common stock on the date of grant. If Mr. Scheyer’s employment is terminated prior to the first anniversary of the Commencement Date either by us for Cause or by Mr. Scheyer’s resignation without Good Reason, Mr. Scheyer must repay a proportionate amount of the Signing Bonus based upon the remaining portion of the first year following the Commencement Date. Seventy-five percent (75%) of the Scheyer Option is scheduled to become exercisable in three equal annual installments at the end of each of the first three years during the term of the Scheyer Employment Agreement, subject to Mr. Scheyer’s continued employment through the end of the applicable year. The remaining twenty-five percent (25%) of the Scheyer Option is eligible to become exercisable in equal installments at the end of each of the first three years during the term, subject to Mr. Scheyer’s continued employment through the end of the applicable year and our achievement of certain performance targets during the applicable year. Additionally, pursuant to the Scheyer Employment Agreement, on January 1, 2008 we will pay Mr. Scheyer a cash bonus in the amount of $2,500,000 (the “Special Bonus”), provided that Mr. Scheyer begins employment on the Commencement Date and his employment is not terminated prior to January 1, 2008 either by us for Cause or by Mr. Scheyer’s resignation other than for Good Reason. The Scheyer Employment Agreement also provides that Mr. Scheyer will be eligible to receive, for each year during the term, an annual cash incentive bonus in an amount ranging from zero to 150% of base salary, based upon achievement of certain performance targets.

Under the Scheyer Employment Agreement, if prior to expiration of the three-year term of employment we terminate Mr. Scheyer’s employment without Cause or if Mr. Scheyer resigns for Good Reason and Mr. Scheyer signs and delivers to us, and does not revoke, a release agreement, Mr. Scheyer will be entitled to receive (i) all compensation and benefits accrued to the date of his termination of employment (“Employment Termination Date”), (ii) a lump sum payment equal to six (6) months of his base salary at the rate in effect on the Employment Termination Date, (iii) if an anniversary of the Commencement Date occurs during the period beginning on the day after the Employment Termination Date and ending on the date that is six months after the Employment Termination Date, an amount equal to Mr. Scheyer’s annual bonus for the last year ending prior to the Employment Termination Date (or, if the Employment Termination Date occurs prior to the end of the first year during the term of the Scheyer Employment Agreement, the target amount of his annual bonus), (iv) for a period of eighteen (18) months beginning on the date that is six months and one day following the Employment Termination Date (the “Continuation Period”) payment of (x) his base salary at the rate in effect on the Employment Termination Date plus (y) on each anniversary of the Commencement Date during the Continuation Period an amount equal to Mr. Scheyer’s annual bonus for the last year ending prior to the Employment Termination Date (or, if the Employment Termination Date occurs prior to the end of the first year, the target amount of the annual bonus); and (v) for a period of two years following the Employment Termination Date, continuation of health and life insurance benefits on substantially the same terms as were applicable during the term of the Scheyer Employment Agreement. The continuation of health and life insurance benefits will cease on the date Mr. Scheyer becomes eligible for comparable health and life insurance benefits through subsequent employment. In addition, the Scheyer Option will become exercisable to the extent that it would have become exercisable if Mr. Scheyer’s term of employment had continued until the earlier of the scheduled expiration of his term of employment or the first anniversary of the Employment Termination Date and any applicable performance targets for the year in which the Employment Termination Date occurred were met, and will remain exercisable until the first anniversary of the Employment Termination Date.

If Mr. Scheyer’s employment terminates due to his death or Disability, Mr. Scheyer (or in the event of his death, his beneficiary or legal representative) will be entitled to all compensation and benefits accrued through the Employment Termination Date and, if his termination occurs during the first year or the Registrant’s actual EBITDA for the year in which termination occurs is greater than 80% of the EBITDA target for such year, Mr. Scheyer will be paid a prorated annual incentive bonus for that year based upon the number of days in that year included in the term of the Scheyer Employment Agreement. In addition, the Scheyer Option will become exercisable and remain exercisable in the same manner as if Mr. Scheyer’s employment were terminated by us without Cause or by Mr. Scheyer’s resignation for Good Reason as described above. If Mr. Scheyer’s employment is terminated for Cause or by his resignation other than for Good Reason, Mr. Scheyer will be entitled to all compensation and benefits accrued through the Employment Termination Date.

Mr. Scheyer’s Lock-Up Agreement. On February 9, 2007, we and Mr. Scheyer entered into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which Mr. Scheyer has agreed not to (i) sell, pledge or otherwise transfer the Scheyer Option or any shares of common stock of the Company underlying the Option or any securities received as a distribution on the Scheyer Option (collectively, the “Securities”) or (ii) enter into any swap or any other agreement or transaction that transfers the economic consequences of ownership of the Securities during the period starting on the Commencement Date and ending on the second anniversary of the Commencement Date. If Prencen LLC, Prencen Lending LLC or any other affiliate of Prentice Capital Management, LP (collectively, “Prentice”) sells any shares of our common stock (a “Prentice Transfer”) pursuant to an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended, then Mr. Scheyer will be entitled to transfer, free of restriction under the Lock-Up Agreement but only following the one year anniversary of the date of the Lock-Up Agreement, a number of shares of our common stock equal to the product determined by multiplying the Transfer Percentage (as defined below) by the number of shares of our common stock (on an as-if exercised basis with respect to any vested options) held by Mr. Scheyer at the time of the Prentice Transfer. “Transfer Percentage” means, with respect to any Prentice Transfer, the percentage determined by dividing the number of shares of our common stock sold by Prentice pursuant to a Prentice Transfer by the total number of shares of our common stock owned by Prentice, on an as-converted, fully-diluted basis (and without giving effect to any limitations on conversion or exercise contained in any convertible or exercisable securities held by Prentice), immediately prior to such Prentice Transfer.

Incorporation by Reference. The foregoing description of Mr. Scheyer’s and Mr. Falsetti’s employment agreements and the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by reference to Mr. Scheyer’s and Mr. Falsetti’s employment agreements and the Lock-up Agreement filed herewith as Exhibits 10.4, 10.5 and 10.6 respectively, and incorporated herein by reference.

Wille Employment Arrangement. Mr. Wille was appointed as Chief Financial Officer on August 21, 2006. Mr. Wille does not have a written employment agreement with the Company. However, Mr. Wille receives an annual salary of $250,000 and cash allowances of up to $14,400 and is eligible to participate in the Company’s 401(k), insurance and other standard benefits programs. Upon his appointment as Chief Financial Officer, Mr. Wille received 50,000 shares of restricted stock, which vest over a two-year period and 178,875 stock options, the aggregate value corresponding to five times his base annual salary of $250,000, which vest over five years.

Indemnification Agreements

As a condition to consummation of the Merger, we entered into indemnification agreements (the “Indemnification Agreements”) on May 20, 2005, with each of Messrs. Edward J. Doyle, Joseph A. Falsetti, Robert Picow, Kenneth D. Taylor and Francis G. Ziegler, who have served as our directors following the Merger. The Indemnification Agreements provide, among other things, that we will indemnify and hold harmless each of the directors to the fullest extent not prohibited by applicable law and will advance expenses incurred by each of the directors provided that such director undertakes in writing to repay any such advances in the event that it is ultimately determined that such director is not entitled to indemnification. A copy of the form of Indemnification Agreement was filed as Exhibit 10.7 to our Current Report on Form 8-K/A dated May 20, 2005. The foregoing description of the Indemnification Agreements is qualified in its entirety by reference to the full text of the form of Indemnification Agreement.

Potential Payments upon Termination or Change of Control

Joseph A. Falsetti’s Employment Agreement

Pursuant to the Falsetti’s Employment Agreement, the Company has agreed to arrangements that will provide severance compensation in the event of a termination, change of control or other triggering event.

Termination Without Cause; Resignation for Good Reason

In the event Mr. Falsetti’s employment is terminated prior to expiration of the three-year term of employment without “Cause,” or if he resigns for “Good Reason” and Mr. Falsetti signs and delivers to us, and does not revoke, a release agreement he is entitled to the following:

(i)	all compensation and benefits accrued to the date his employment is terminated,

(ii)	a lump sum payment equal to six (6) months of his base salary at the rate in effect on date his employment is terminated,

(iii)	if an anniversary of the commencement date of his employment agreement occurs during the period beginning on the day after date his employment is terminated and ending on the date that is six months after the date his employment is terminated, an amount equal to Mr. Falsetti’s annual bonus for the last year ending prior to the date his employment is terminated (or, if the date his employment is terminated occurs prior to the end of the first year during the term of the Falsetti Employment Agreement, the target amount of his annual bonus),

(iv)	for a period of eighteen (18) months beginning on the date that is six months and one day following the date his employment is terminated (the “Continuation Period”) payment of (x) his base salary at the rate in effect on the date his employment is terminated plus (y) on each anniversary of the Commencement Date during the Continuation Period an amount equal to Mr. Falsetti’s annual bonus for the last year ending prior to the date his employment is terminated (or, if the date his employment is terminated occurs prior to the end of the first year, the target amount of the annual bonus);

(v)	for the remainder of Mr. Falsetti’s life, (x) Company provided medical, dental, and vision insurance coverage, for himself and for his spouse and dependent children (“Health Insurance Benefits”) or (y) reimbursement of the cost to Mr. Falsetti of obtaining comparable Health Insurance Benefits; and

(vi)	the Falsetti Option will remain exercisable until the earlier of the first anniversary of the date his employment is terminated and the Falsetti Option’s scheduled expiration date

Our obligation to provide Health Insurance Benefits (or reimbursement in lieu of Health Insurance Benefits) will be suspended during any period that Mr. Falsetti is eligible for comparable Health Insurance Benefits in connection with subsequent employment. In addition, the Falsetti Option will remain exercisable until the earlier of the first anniversary of the date his employment is terminated and the Falsetti Option’s scheduled expiration date.

For purposes of the Falsetti’s Employment Agreement, “Cause” means Mr. Falsetti’s (i) conviction of or plea of nolo contendere to any felony, (ii) gross negligence, or (iii) willful misconduct that is materially injurious to the Company or is repeated after written notice from the Company specifying the misconduct or that is not corrected within twenty days after written notice from the Company specifying the misconduct, and Cause shall exist from and after the occurrence of any such event or conduct.

For purposes of the Falsetti’s Employment Agreement, “Good Reason” means (i) any material breach by the Company of any of its obligations under the Falsetti Employment Agreement, (ii) any material reduction in Mr. Falsetti’s title, duties, authority or responsibilities without his consent, or (iii) assignment to Mr. Falsetti without his consent of duties or responsibilities materially inconsistent with his positions and duties described in Section 2 of the Falsetti Employment Agreement; provided that Mr. Falsetti may not terminate the term of his employment for Good Reason unless he first gives the Company written notice specifying the Good Reason and the Company does not cure the Good Reason within twenty days after the date of such notice.

Death or Disability

In the event of Mr. Falsetti’s death or disability during the term of his employment agreement, Mr. Falsetti or his estate, as the case may be, is entitled to the following:

(i)	any accrued and unpaid base salary;

(ii)	unreimbursed business expenses

(iii)	Health Insurance Benefits, or reimbursement in lieu of Health Insurance Benefits, in the same manner as if his employment had been terminated by the Registrant without Cause or by his resignation for Good Reason as described above; and

(iv)	the Falsetti Option will remain exercisable until the earlier of the first anniversary of the Employment Termination Date and the Falsetti Option’s scheduled expiration date

However, with respect to any payments as a result of Mr. Falsetti’s disability, if Mr. Falsetti receives any periodic payments representing lost compensation under any disability insurance plan, the premiums for which have been paid by the Company, the amount of compensation that Mr. Falsetti would be entitled to receive from the Company during such period of disability shall be decreased by the amounts of such payments. The term “disability” generally means total disability, resulting in Mr. Falsetti being unable to perform his job.

For Cause Termination

In the event of Mr. Falsetti’s termination for cause, he is entitled only to (i) his accrued and unpaid base salary on the effective date of the termination; and (ii) any business expenses remaining unpaid on the effective date of the termination.

Prior Agreement

Pursuant to Mr. Falsetti’s prior agreement with the Company, he would have been entitled to the same benefits as under the Falsetti Employment Agreement, with the following exceptions:

Death or Disability. Under his prior employment agreement, in the event of Mr. Falsetti’s death or disability during the term of that employment agreement, Mr. Falsetti would not have received Health Insurance Benefits, or reimbursement in lieu of Health Insurance Benefits. However, all of his stock options would have fully vested and he or his estate would be entitled to exercise those options within 180 days of the date of his death or disability.

Termination Without Cause. Under his prior agreement, if Mr. Falsetti was terminated without cause, he was entitled to receive:

(i)	all compensation and benefits accrued to the date his employment is terminated,

(ii)	an amount equal to two times his base salary, payable in 24 equal payments,

(iii)	the continuation of health benefit plans, programs or arrangements, in which he was entitled to participate in the 12 months prior to termination, for him and his spouse and dependents until the earlier of (a) the one year anniversary of his date of termination, (b) his death or (c) the date on which he becomes covered by a comparable benefit;

(iv)	full vesting in all benefits, awards and grants accrued by unpaid as of the date of termination and would have been entitled to exercise any options within 180 days of the date of his termination.

Resignation for Good Reason Following a Change in Control. Under his prior agreement, if the Company had experienced a change in control (which included the transfer to, assignment to or acquisition by any person of the beneficial ownership of 25% or more of the Company or a tender offer, merger, consolidation, sale of assets or contestation of election, or any combination thereof) and Mr. Falsetti was terminated or resigned for good reason within six months of the change in control, he would have been entitled to receive the same payments as though he were terminated without cause. “Good Reason” included, among other things, the assignment of duties inconsistent with his position without his consent immediately prior to the change in control; change in his reporting, responsibilities, title or offices in effect immediately prior to the change in control; a reduction in base salary; failure of the Company to maintain his participation in the Company’s benefit plans; failure to provide appropriate adjustments in compensation such as a lump sum relocation bonus, salary adjustment or housing allowance required to relocate; failure to pay compensation or deferred compensation within seven days of the date such compensation is due; or the failure of the Company to obtain an assumption of and agreement to perform the obligations of the Company under that agreement by the successor company.

Steven R. Scheyer’s Employment Agreement

Pursuant to Mr. Scheyer’s employment agreement, the Company has agreed to arrangements that will provide severance compensation in the event of a termination, change of control or other triggering event.

Termination Without Cause; Termination Following a Change of Control; Resignation for Good Reason

In the event Mr. Scheyer’s employment is terminated prior to expiration of the three-year term of employment without Cause, or if he resigns for Good Reason and Mr. Scheyer signs and delivers to us, and does not revoke, a release agreement he is entitled to the following:

(i)	all compensation and benefits accrued to the date his employment is terminated,

(ii)	a lump sum payment equal to six (6) months of his base salary at the rate in effect on date his employment is terminated,

(iii)	if an anniversary of the commencement date of his employment agreement occurs during the period beginning on the day after date his employment is terminated and ending on the date that is six months after the date his employment is terminated, an amount equal to Mr. Scheyer’s annual bonus for the last year ending prior to the date his employment is terminated (or, if the date his employment is terminated occurs prior to the end of the first year during the term of the Scheyer Employment Agreement, the target amount of his annual bonus),

(iv)	for a period of eighteen (18) months beginning on the date that is six months and one day following the date his employment is terminated (the “Continuation Period”) payment of (x) his base salary at the rate in effect on the date his employment is terminated plus (y) on each anniversary of the Commencement Date during the Continuation Period an amount equal to Mr. Scheyer’s annual bonus for the last year ending prior to the date his employment is terminated (or, if the date his employment is terminated occurs prior to the end of the first year, the target amount of the annual bonus);

(v)	for a period of two years following the date his employment is terminated continuation of health and life insurance benefits on substantially the same terms as were applicable during the term of the Scheyer Employment Agreement; and

(vi)	the Scheyer Option will become exercisable to the extent that it would have become exercisable if Mr. Scheyer’s term of employment had continued until the earlier of the scheduled expiration of his term of employment or the first anniversary of the date his employment is terminated and any applicable performance targets for the year in which the date his employment is terminated occurred were met, and will remain exercisable until the first anniversary of the date his employment is terminated.

The continuation of health and life insurance benefits will cease on the date Mr. Scheyer becomes eligible for comparable health and life insurance benefits through subsequent employment.

If Mr. Scheyer’s employment is terminated prior to the first anniversary of the Commencement Date either by us for Cause or by Mr. Scheyer’s resignation without Good Reason, Mr. Scheyer must repay a proportionate amount of the Signing Bonus based upon the remaining portion of the first year following the Commencement Date.

For purposes of the Scheyer’s Employment Agreement, “Cause” means the Mr. Scheyer’s (i) conviction of or plea of nolo contendere to any felony, (ii) gross negligence, or (iii) willful misconduct that is materially financially injurious to the Company or is repeated after written notice from the Company specifying the misconduct or that is not corrected within twenty days after written notice from the Company specifying the misconduct, and Cause shall exist from and after the occurrence of any such event or conduct or, if applicable, expiration of the applicable notice period with respect to such event or conduct.

For purposes of the Scheyer’s Employment Agreement, “Good Reason” means (i) any material breach by the Company of any of its obligations under the Scheyer’s Employment Agreement, (ii) any material reduction in the Mr. Scheyer’s title, duties, authority or responsibilities without his consent, or (iii) assignment to Mr. Scheyer without his consent of duties or responsibilities materially inconsistent with his positions and duties described in Section 2 of the Scheyer’s

Employment Agreement; provided that Mr. Scheyer may not terminate the term of employment for Good Reason unless he first gives the Company written notice specifying the Good Reason and the Company does not cure the Good Reason within twenty days after the date of such notice.

For purposes of the Scheyer’s Employment Agreement, “Change of Control” means

Death or Disability

In the event of Mr. Scheyer’s death or disability during the term of his employment agreement, Mr. Scheyer or his estate, as the case may be, is entitled to the following:

(i)	any accrued and unpaid base salary and bonus;

(ii)	unreimbursed business expenses; and

(iii)	if termination occurs during the first year of the Scheyer Employment Agreement or the Company’s actual EBITDA for the year in which termination occurs is greater than 80% of the EBITDA Target for such year, an annual bonus for such year to be paid at the time and calculated in the manner specified in Section 3(b) of the Scheyer Employment Agreement, but prorated based upon the number of days in such year included in the term of employment.

For Cause Termination

In the event of Mr. Scheyer’s termination for cause, he is entitled only to (i) his accrued and unpaid base salary on the effective date of the termination; and (ii) any business expenses remaining unpaid on the effective date of the termination.

Change in Control

Upon a change in control, Mr. Scheyer’s option would immediately become exercisable in full.

Payments Made Upon Termination

We pay premiums for term life insurance and disability insurance for the benefit of our executive officers. We expect to continue to pay such premiums, but we are not contractually obligated to do so.

In the event of a change in control of the Company, Mr. Scheyer’s option will become exercisable in full. No other payments or benefits are awarded to any named executive officer upon the occurrence of a change in control that is not coupled with the termination of such officer’s employment.

Joseph A. Falsetti

The table below reflects the amount of compensation to Mr. Falsetti under his prior employment agreement in the event of termination of his employment for the following reasons: voluntary termination; termination without cause, termination following a change of control or resignation for good reason; for cause termination; and in the event of death or disability. The amounts shown assume that such termination was effective as of February 28, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to Mr. Falsetti upon his termination. The actual amounts to be paid out can only be determined at the time of Mr. Falsetti’s separation from the Company.

		Termination Without
		Cause or
		Resignation for Good
		Reason or
		Termination
	Voluntary	Following a Change	For Cause
Executive Benefits and Payments	Termination	in Control	Termination	Death	Disability
upon Termination	($)	($)	($)	($)	($)
Compensation:
Base Salary		$900,000	—
Bonus	—	—	—	—	—
Benefits and Perquisites:
Health Benefits	—	$19,707	—
Disability Benefits	—	—	—	—	$100,000
Life Insurance	—	—	—	$500,000	—
Present Value of
Accelerated Options	—		—
Total		$919,707	—	$500,000	$100,000

Steven R. Scheyer

Mr. Scheyer’s did not commencement his employment with the Company until after February 28, 2007, so he would not have been entitled to any severance payment on event of termination or change in control as of February 28, 2007. However, if Mr. Scheyer or the Company had determined on February 28, 2007 that Mr. Scheyer would not commence employment with the Company, Mr. Scheyer would have been required to return the full amount of the Signing Bonus he received on February 9, 2007.

Brian Geiger

No additional compensation, other than accrued but unpaid base salary, was paid to Mr. Geiger upon his retirement from the Company on August 16, 2006.

Remaining Named Executive Officers

Upon death or disability, the remaining named executive officers are entitled to receive the amounts set forth below. The remaining named executive officers are not entitled to any other payments, other than amounts of base salary accrued but unpaid at such date, as a result of a change in control or termination of employment. The actual amounts to be paid out can only be determined at the time of such named executive officers separation from the Company. The amounts shown assume that such termination was effective as of February 28, 2007.

Remaining Named Executive Officer	Death (1)	Disability (2)
John D. Wille, Principal Financial Officer	$500,000	$100,000
Andrew W. Sheldrick, General Counsel	$450,000	$100,000
William B. Acheson, Executive Vice President, Global Sales	$450,000	$100,000
R. Elizabeth Houlihan, Vice President Marketing	$450,000	$100,000

(1)	Upon death, the estate of each named executive officer is entitled to the lump sum payment equal to twice his or her salary up to a maximum of $500,000.

(2)	In the event of disability, each of the named executive officers in this chart is entitled to 40% of their annual salary (up to a maximum payment of $100,000 annually) for the number of years to normal retirement(to be paid on a monthly basis).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 29, 2007, with respect to the beneficial ownership of shares of our Common Stock, Series B Preferred Stock and Series B-1 Preferred Stock by (i) each person known by us to beneficially own more than five percent (5%) of the outstanding shares of our Common Stock, Series B Preferred Stock or Series B-1 Preferred Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.

As of June 29, 2007, there were 41,779,840 shares of our Common Stock outstanding, 300 shares of our Series B Preferred Stock outstanding and 30 shares of our Series B-1 Preferred Stock outstanding. Beneficial ownership has been calculated and presented in accordance with Rule 13d-3 of the Exchange Act.

As of June 29, 2007, our directors, executive officers and principal stockholders beneficially own, directly or indirectly, in the aggregate, approximately 63.3% of its outstanding Common Stock, 100% of the Series B Preferred Stock and 100% of the Series B-1 Preferred Stock. Each share of Common Stock entitles its holder to one vote, each share of Series B Preferred Stock entitles its holders to 6,666.66 votes, and each share of Series B-1 Preferred Stock entitles its holders to 6,666.66 votes, in each case, on most matters submitted to a vote of holders of the Common Stock. These stockholders have significant influence over our business affairs, with the ability to control matters requiring approval by our stockholders, including the Written Consent set forth in this Information Statement.

Unless otherwise indicated below, (i) each stockholder has sole voting and investment power with respect to the shares shown; and (ii) the address for the stockholder is c/o Ascendia Brands, Inc., 100 American Metro Boulevard, Suite 108, Hamilton, New Jersey 08619.

	Shares of	Percentage of	Shares of	Percentage	Percentage
	Series B and	Series B and	Common	of Common	of Voting
Name and Address of Beneficial Owner	B-1Pref. Stock	B-1Pref. Stock	Stock	Stock	Power(1)
Dana Holdings, LLC(2)	—	—	9,083,457	21.74%	20.65%
One Palmer Square
Princeton, NJ 08542
MarNan, LLC(3)	—	—	7,948,022	19.02%	18.07%
One Palmer Square
Princeton, NJ 08542
Prencen LLC and Prencen Lending LLC	330	100.0%	4,512,465 (4)	9.99%	9.99%
623 Fifth Avenue
32nd Floor
New York, NY 10022

	Shares of	Percentage of	Shares of		Percentage	Percentage
	Series B and	Series B and	Common		of Common	of Voting
Name and Address of Beneficial Owner	B-1Pref. Stock	B-1Pref. Stock	Stock		Stock	Power(1)
Watershed Capital Partners, L.P.	—	—	4,637,047	(5)	9.99%	9.99%
and Watershed Capital Institutional
Partners, L.P.
c/o Watershed Asset Management, L.L.C.
One Maritime Plaza
Suite 1525
San Francisco, CA
94111
Coty Inc.	—	—	5,021,299		12.02%	11.42%
2 Park Avenue
New York, NY 10016
Edward J. Doyle	—	—	1,403,426		3.36%	3.19%
316 Perry Cabin Drive
St. Michael’s, MD 21663
Robert Picow	—	—	196,049	(6)	*	*
Kenneth D. Taylor	—	—	100,000		*	*
1775 York Avenue
Apt. 29 H
New York, NY 10128
Robert F. Connolly	—	—	—		—	—
PO Box 9560
Longboat Key, FL 34228
Michael J. Gross	—	—	—		—	—
623 Fifth Avenue
32nd Floor
New York, NY 10022
Francis G. Ziegler	—	—	100,000		*	*
100 Roebling Road
Bernardsville, NJ 07924
Joseph A. Falsetti	—	—	—	(2)	—	—
Steven R. Scheyer	—	—	—		—	—
Drew Collom	—	—	—		—	—
John D. Wille	—	—	295,833	(7)	*	*
Franco S. Pettinato	—	—	1,493,426	(8)	3.56%	3.40%
R. Elizabeth Houlihan	—	—	187,500	(9)	*	*
Andrew W. Sheldrick	—	—	241,667	(10)	*	*
All executive officers and
directors as a group (13 persons)	—	—	4,017,901	(11)	9.59%	9.14%

*	Less than one percent

(1)	This column reflects the relative voting power of the holders of the Company’s Capital Stock with respect to matters voted upon by the holders of the Company’s Common Stock, Series B Preferred Stock and Series B-1 Preferred Stock as a single class. Each share of Series B Preferred Stock and Series B-1 Preferred Stock is entitled to 6,666.66 votes on most matters.

(2)	Joseph A. Falsetti, the President and Chief Executive Officer of the Company, owns a 50% percentage interest in, and is the sole manager and sole executive officer of, Dana Holdings, LLC. Mr. Falsetti disclaims beneficial ownership of the shares of Common Stock that are beneficially owned by Dana Holdings, LLC.

(3)	Mark I. Massad is the sole manager and sole executive officer of MarNan, LLC. Mr. Massad disclaims beneficial ownership of the shares of Common Stock that are beneficially owned by MarNan, LLC.

(4)	In connection with our acquisition of the former Coty brands, Prencen Lending acquired a Note in the principal amount of $76,000,000 that is convertible into shares of the Common Stock of the Company, provided that such securities and the warrants and other securities previously acquired by Prencen and Prencen Lending may not be converted into nor exercised for shares of Common Stock to the extent that after giving effect to such conversion or exercise the holder, together with such holder’s affiliates, would beneficially own in excess of 9.99% of the shares outstanding immediately after giving effect to the exercise or conversion. If the blockers were not in place for all of the convertible or exercisable securities held by Prencen Lending and Prencen, the Note held by Prencen Lending would be initially convertible into 180,952,380 shares of Common Stock, the Series B Preferred Stock held by Prencen would be initially convertible into 2,000,000 shares of Common Stock, the Series B-1 Preferred Stock held by Prencen would be initially convertible into 200,000 shares of Common Stock and the warrants held by Prencen would be exercisable for up to 5,053,358 shares of Common Stock. Prentice Capital Management, L.P. has investment and voting power with respect to the securities held by Prencen and Prencen Lending. Mr. Michael Zimmerman controls Prentice Capital Management, L.P. Each of Prentice Capital Management, L.P. and Mr. Zimmerman disclaims beneficial ownership of any of these securities.

(5)	In connection with the Transaction, Watershed Capital Partners, L.P. (“WCP”) and Watershed Capital Institutional Partners, L.P. (“WCIP”) acquired Notes in the aggregate principal amount of $2,084,568 and $7,915,432, respectively, that are convertible into shares of Common Stock at a conversion price of $0.42, provided that such securities may not be converted into shares of Common Stock to the extent that after giving effect to such conversion the holder, together with such holder’s affiliates, would beneficially own in excess of 9.99% of the shares outstanding immediately after giving effect to the conversion. If the blocker were not in place, the Notes held by WCP and WCIP would be initially convertible into 4,963,257 and 18,846,267 shares, respectively, of Common Stock. WS Partners, L.L.C., as general partner to Watershed, may be deemed to be the beneficial owner of all such Notes and shares beneficially owned by Watershed. Watershed Asset Management, L.L.C., as investment adviser to Watershed, may be deemed to be the beneficial owner of all such Notes and shares beneficially owned by Watershed. Meridee A. Moore, as the Senior Managing Member of both WS Partners, L.L.C. and Watershed Asset Management, L.L.C., may be deemed to be the beneficial owner of all such Notes and shares beneficially owned by Watershed. Each of WS Partners, L.L.C., Watershed Asset Management, L.L.C. and Meridee A. Moore disclaims any beneficial ownership of any such Notes and shares.

(6)	Includes options to purchase 8,334 shares of Common Stock.

(7)	Includes options to purchase 220,833 shares of Common Stock

(8)	Includes options to purchase 190,000 shares of Common Stock

(9)	Includes options to purchase 187,500 shares of Common Stock

(10)	Includes options to purchase 166,667 shares of Common Stock

(11)	Includes options to purchase 773,334 shares of Common Stock

Options

As a result of the Merger on May 20, 2005, all previously issued options that were unvested on that date became automatically vested.

The following information applies to options outstanding at February 28, 2007:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 20, 2005	556,668	$1.52
Granted, exercised or forfeited	0	$0.00
Outstanding at February 28, 2006	556,668	$1.52
Granted	2,857,500	$2.00
Exercised	(200,000)	$0.91
Forfeited	(40,000)	$0.55

Outstanding at February 28, 2007	3,174,168	$2.00

	Weighted Average
	Remaining
	Contractual Life
Range of Prices	(Years)	Shares
$0.42	5.50	6,666
$1.15	6.77	85,001
$1.55	5.86	35,001
$2.00	4.00	130,000
$2.00	9.99	2,857,500
$3.71	7.40	40,000
$4.00	7.40	20,000
		3,174,168

Warrants

For the fiscal year ended February 28, 2007, 32,000 warrants were exercised at an exercise price of $1 per share. New warrants issued during the fiscal year ended February 28, 2007 are reflected in the table below.

The following information applies to all warrants outstanding at February 28, 2007:

	Warrants Outstanding	Warrants Exercisable
		Weighted
		Average
		Exercise
Range of Prices	Shares	Price
$1.00 – issued pre-merger	118,000	1.00
$1.35 – issued to Prencen Lending, LLC (new)	2,000,000	1.35
$2.10 – issued to Prencen Lending LLC (new)	3,053,358	2.10
$3.76 – issued to Stanford Group Company (new)	137,615	3.76
$4.00 – issued pre-merger	105,784	4.00
$4.37 – issued to Stanford Group Company (new)	552,632	4.37
$4.50 – issued pre-merger	1,387,760	4.50
$5.00 to $6.50 – issued pre-merger	350,000	5.21
$6.00 – issued with respect to merger	500,000	6.00
	8,205,149

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (AMOUNTS IN THOUSANDS)

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to us. THGLLP also paid certain expenses on our behalf. THGLLP invoiced us for professional fees, facility usage and reimbursable expenses for a total of $110.0, $411.1 and $523.9, respectively for the years ended February 28, 2007, 2006 and 2005. At February 28, 2007, and February 28, 2006, we owed THGLLP $6.9 and $43.4, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 100.0 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. At February 28, 2007, MarNan owned 19.0 percent of the Company’s Common Stock.

The Hermes Group LLC (THGLLC), a limited liability company, provided investment banking, acquisition and corporate advisory services to us pursuant to a written advisory agreement. For the year ended February 28, 2007, THGLLC invoiced us $481.9 for business advisory services. For the year ended February 28, 2006, THGLLC invoiced us $429.3 for business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which owns 19.0 percent of our common stock. There was a balance due to THGLLC of $10.0 and $16.9, respectively as of February 28, 2007 and 2006. THGLLC did not perform any services for the year ended February 28, 2005.

M2 Advisory Group LLC (M2AG), a limited liability company, provided investment banking, acquisition and corporate advisory services us, pursuant to a written advisory agreement. For the year ended February 28, 2007 M2AG invoiced us for $73.4 as compensation for business advisory services. For the years ended February 28, 2006 and 2005, M2AG did not provide any services. Mark I. Massad is a member of M2AG and a member of MarNan LLC, which is a 19.0% shareholder of our common stock. As of February 28, 2007, there was no balance due to M2AG. Effective February 9, 2008 we terminated our advisory agreement with MSAG by mutual consent.

In addition, during the year ended February 28, 2007, M2AG was paid a fee of $2,700.0 (capitalized by the Company as part of deferred finance fees related to the funding of the purchase price of the Coty asset acquisition (see Note 3 to the Notes to Consolidated Financials) to M2AG as compensation for advisory, diligence and other services rendered to us in connection with our acquisition of certain brands and related assets from Coty in February 2007.

Joseph A. Falsetti (who is a Director and until March 12, 2007 was our President and Chief Executive Officer) and/or members of his immediate family own beneficially 100.0 percent of the ownership interests in Dana Holdings, LLC (“Dana Holdings”), a New Jersey limited liability company. Dana Holdings owns 21.70 percent of our common stock. During the year ended February 28, 2006 we paid guarantee fees of $400.0 each to Dana Holdings and MarNan in connection with the short-term Bridge Loan described in Note 3 to the fiscal 2006 consolidated financial statements. These guarantee fees were capitalized as deferred debt costs in connection with the Bridge Loan. Payment of such fees was approved by the unanimous vote of the Board of Directors. As of February 28, 2007 there were no amounts owing to Dana Holdings or MarNan.

The Company’s management believes the charges for the related party services listed above are consistent with the amounts that would be paid to independent third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees billed or expected to be billed to the Company by BDO Seidman, LLP for professional services rendered in connection with the audits of the Company’s annual consolidated financial statements for fiscal 2007 and 2006 and the reviews of the consolidated financial statements included in the Company’s Forms 10-Q for fiscal 2007 and 2006, were approximately $407,000 and $323,000, respectively.

Audit-Related fees

For fiscal 2007 and 2006, the aggregate fees billed or expected to be billed to the Company by BDO Seidman, LLP for audit related services in connection with the acquisition of brands and brand-related assets from Coty, Inc., the acquisition of brands and brand-related assets from Playtex, the reverse merger with Cenuco, Inc. and SEC filings totaled approximately $100,000 and $55,000, respectively. The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Tax-Related Fees

BDO Seidman, LLP billed the Company approximately $3,000 for professional services for tax compliance, tax advice, and tax planning services in each of the fiscal years 2007 and 2006.

All Other Fees

The Company’s auditors did not perform or bill for any other services in fiscal 2007 and 2006.

All proposals for audit and audit related services must be submitted and approved in advance of the start of the audit or audit related engagement. In accordance with the Audit Committee’s pre-approval policies and procedures, all of the above fees were reviewed and pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) Exhibits included in prior SEC filing are not attached, but are included by reference to prior SEC filing.

Exhibit	Description
No.
2.1	Merger Agreement, dated as of March 16, 2005, by and among the Registrant, Hermes Holding Company, Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant, and Hermes Acquisition Company I LLC, a Delaware limited liability company - Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005.

2.2	Amendment No. 1 to Merger Agreement, dated May 10, 2005, among the Registrant, Hermes Holding Company, Inc. and Hermes Acquisition Company I LLC - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2005.

2.3	Asset Purchase Agreement, dated November 15, 2005, by and among Playtex Products, Inc., Playtex Manufacturing, Inc., Personal Care Group, Inc., the Registrant, Lander Co. and Lander Intangibles Corporation - Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

2.4	Asset Purchase Agreement dated as of January 17, 2007, among Coty B.V., Coty Canada Inc., Coty S.A.S., Coty Inc., Coty US LLC, Ascendia Brands Co., Inc., Ascendia Brands, Inc. and Lander Intangibles Corporation - Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2007.

3.1	Amended and Restated Certificate of Incorporation - Incorporated by reference to Annex B to the Registrant’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on April 20, 2007.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation - Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2006.

3.3	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.1(ii) to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

3.4	Certificate of Designation Preferences and Rights of Series A Junior Participating Preferred Stock - Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005.

3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Ascendia Brands, Inc., dated as of December 26, 2006 - Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2007.

3.6	Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock of Ascendia Brands, Inc., dated as of December 29, 2006 - Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2007.

4.1	Third Amended and Restated Securities Purchase Agreement dated as of February 9, 2007 among Ascendia Brands, Inc., Prencen, LLC and Prencen Lending, LLC - Incorporated by reference to Exhibit 4.11 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.2	Series A Warrant to Purchase Common Stock, issued August 2, 2006, for 3,053,358 fully paid non-assessable shares of Common Stock, by Ascendia Brands, Inc. to Prencen, LLC - Incorporated by reference to Exhibit 4.3A to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.

4.3	Series B Warrant to Purchase Common Stock, issued August 2, 2006, for 3,000,000 fully paid non-assessable shares of Common Stock, by Ascendia Brands, Inc. to Prencen, LLC - Incorporated by reference to Exhibit 4.3B to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.

4.4	Voting Agreement, dated as of July 31, 2006, by and among Ascendia Brands, Inc. and Dana Holdings, LLC, Marnan, LLC, Edward J. Doyle, Robert Enck, and Franco S. Pettinato - Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.

4.5	Financing Agreement, dated August 2, 2006, by The CIT Group/Commercial Services, Inc. and Ascendia Brands, Inc. - Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.

4.6	Amendment and Exchange Agreement, dated as of December 27, 2006, by and among Ascendia Brands, Inc., Prencen Lending LLC, and Prencen LLC - Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2007.

4.7	Amendment No. 1 to Amendment and Exchange Agreement, dated as of December 29, 2006, by and among Ascendia Brands, Inc., Prencen Lending LLC, and Prencen LLC - Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2007.

4.8	Credit Agreement dated as of February 9, 2007, among Ascendia Brands, Inc., its domestic subsidiaries signatory thereto, certain lenders, and Wells Fargo Foothill, Inc., as arranger and administrative agent - Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.9	Security Agreement dated as of February 9, 2007 among Ascendia Brands, Inc., the other grantors signatory thereto and Wells Fargo Foothill, Inc., as agent - Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.10	Guarantee dated as of February 9, 2007 by Lander Co. Canada Limited in favor of Wells Fargo Foothill, Inc. - Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.11	General Security Agreement dated as of February 9, 2007 by Lander Co. Canada Limited in favor of Wells Fargo Foothill, Inc., as agent - Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.12	Second Lien Credit Agreement dated as of February 9, 2007 among Ascendia Brands, Inc., its domestic subsidiaries signatory thereto, the lenders signatory thereto, Wells Fargo Foothill, Inc., as collateral agent, and Watershed Administrative, LLC, as administrative agent - Incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.13	Mortgage dated as of February 9, 2007 by Ascendia Real Estate LLC in favor of Wells Fargo Foothill, Inc., as collateral agent - Incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.14	Security Agreement dated as of February 9, 2007 among Ascendia Brands, Inc., its domestic subsidiaries signatory thereto, Wells Fargo Foothill, Inc., as collateral agent, and Watershed Administrative, LLC, as administrative agent - Incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.15	Guarantee dated as of February 9, 2007 by Lander Co. Canada Limited in favor of Wells Fargo Foothill, Inc., as administrative agent - Incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.16	General Security Agreement dated as of February 9, 2007 by Lander Co. Canada Limited in favor of Wells Fargo Foothill, Inc., as administrative agent and collateral agent - Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.17	Subordinated Mortgage dated as of February 9, 2007 by Ascendia Real Estate LLC in favor of Wells Fargo Foothill, Inc., as collateral agent and Watershed Administrative, LLC, as administrative agent - Incorporated by reference to Exhibit 4.10 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.18	Securities Purchase Agreement dated as of February 9, 2007 among Ascendia Brands, Inc., Watershed Capital Partners, L.P. and Watershed Capital Institutional Partners, L.P. - Incorporated by reference to Exhibit 4.12 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.19	Security Agreement dated as of February 9, 2007 among Ascendia Brands, Inc., the other signatories thereto and Wells Fargo Foothill, Inc., as collateral agent - Incorporated by reference to Exhibit 4.14 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.20	Guaranty, dated as of February 9, 2007 among the subsidiaries of Ascendia Brands, Inc. signatory thereto, Prencen Lending, LLC, Watershed Capital Partners, L.P. and Watershed Capital Institutional Partners, L.P. - Incorporated by reference to Exhibit 4.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.21	Guarantee dated as of February 9, 2007 by Lander Co. Canada Limited in favor of Prencen Lending, LLC, Watershed Capital Partners, L.P. and Watershed Capital Institutional Partners, L.P. and Wells Fargo Foothill, Inc., as collateral agent - Incorporated by reference to Exhibit 4.16 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.22	Subordinated Note dated February 9, 2007 by Ascendia Brands, Inc. in favor of Coty Inc. - Incorporated by reference to Exhibit 4.17 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.23	Lock-Up Agreement dated as of January 17, 2007 between Ascendia Brands, Inc. and Coty Inc. - Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

4.24	Form of Secured Convertible Note - Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

4.25	Registration Rights Agreement dated as of February 9, 2007 between Ascendia Brands, Inc. and Coty Inc. - Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2007.

10.1*	2000 Performance Equity Plan - Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB for the Registrant’s fiscal year ended June 30, 2000.

10.2*	2007 Stock Incentive Plan - Incorporated by reference to Exhibit C to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission December 29, 2006.

10.3	Purchase and Sale Agreement between the Registrant and Barrington University dated September 30, 2004 - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

10.4*	Employment Agreement dated February 9, 2007 between Ascendia Brands, Inc. and Steven R. Scheyer - Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.5*	Employment Agreement dated February 12, 2007 between Ascendia Brands, Inc. and Joseph A. Falsetti - Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.6*	Lock-Up Agreement dated February 9, 2007 between Ascendia Brands, Inc. and Steven R. Scheyer - Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.7	Form of Indemnification Agreement between the Registrant and each of the members of the Board of Directors of the Registrant - Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2005.

10.8	Securities Purchase Agreement dated as of October 10, 2005 between the Registrant and Prencen, LLC - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.9	Registration Rights Agreement dated as of October 10, 2005 between the Registrant and Prencen, LLC - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.10	Securities Purchase Agreement dated as of October 10, 2005 by and among the Registrant, Highgate House Funds, Ltd and Prencen, LLC - Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.11	Registration Rights Agreement dated as of October 10, 2005 by and among the Registrant, Highgate House Funds, Ltd and Prencen, LLC - Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.12	Standby Equity Distribution Agreement dated as of October 10, 2005 between the Registrant and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.13	Registration Rights Agreement dated as of October 10, 2005 between the Registrant and Cornell Capital Partners, LP - Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2005.

10.14	Bridge Loan Term Agreement, dated as of November 15, 2005, by and among the Registrant, Lander Co., Lander Intangibles Corporation, Hermes Acquisition Company I (collectively, the “Borrowers”), the lenders parties thereto, and Prencen Lending LLC, as agent for the lenders - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.15	Security Agreement, dated as of November 15, 2005, by each of the Borrowers, Hermes Real Estate I LLC, Lander Co. Canada Limited, Marnan, LLC and Dana Holdings LLC (collectively, the “Guarantors”) in favor of Prencen Lending LLC, in its capacity as agent for the lenders to the Bridge Loan Term Agreement - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.16	Pledge and Security Agreement, dated as of November 15, 2005, by each of the Borrowers and the Guarantors in favor of Prencen Lending LLC, in its capacity as agent for the lenders to the Bridge Loan Term Agreement - Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.17	Amended and Restated Securities Purchase Agreement dated as of November 16, 2005 between the Registrant and Prencen, LLC - Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.18	Amended and Restated Registration Rights Agreement dated as of November 16, 2005 between the Registrant and Prencen, LLC - Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.19	Amended and Restated Securities Purchase Agreement dated as of November 16, 2005 by and among the Registrant, Highgate House Funds, Ltd and Prencen, LLC - Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.20	Amended and Restated Registration Rights Agreement dated as of November 16, 2005 by and among the Registrant, Highgate House Funds, Ltd and Prencen, LLC - Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2005.

10.21	Amendment No. 1 to Amended and Restated Registration Rights Agreement made and entered into as of March 1, 2006, by and among the Registrant, Highgate House Funds, Ltd. and Prencen, LLC - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2006.

10.22	Transition Services Agreement dated as of February 9, 2007 between Ascendia Brands, Co., Inc. and Coty US LLC - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.23	Manufacturing Agreement dated as of February 9, 2007 between Ascendia Brands, Co., Inc. and Coty US LLC - Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.24	Registration Rights Agreement dated as of February 9, 2007 among Ascendia Brands, Inc., Prencen, LLC, Prencen Lending, LLC, Watershed Capital Partners, L.P. and Watershed Capital Institutional Partners, L.P. - Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.25	Waiver and First Amendment to the Registration Rights Agreement dated as of June 29, 2007 to the Registration Rights Agreement dated as of February 9, 2007 by and among Ascendia Brands, Inc., Prencen LLC and Prencen Lending LLC - Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007.

16	Letter from Salberg & Company, P.A. to the Securities and Exchange Commission - Incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2005.

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer

99.1	Press Release dated May 12, 2006, regarding the Registrant’s name change to Ascendia Brands, Inc. - Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2006.

       * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 of Form 10-K.

       (b) Financial statement schedules, commencing with F-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 2007

ASCENDIA BRANDS, INC.

By:	/s/ Steven R. Scheyer

Steven R. Scheyer
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 29, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ Joseph A. Falsetti

Joseph A. Falsetti
Executive Chairman, Director

By:	/s/ Steven R. Scheyer

Steven R. Scheyer
President & Chief Executive Officer

By:	/s/ John D. Wille

John D. Wille
Executive Vice President & Chief Financial Officer

By:	/s/ Edward J. Doyle

Edward J. Doyle
Director and Chairman, Audit Committee

By:	/s/ Kenneth D. Taylor

Kenneth D. Taylor
Director and Chairman, Nominating & Corporate
Governance Committee

By:	/s/ Francis Ziegler

Francis Ziegler
Director and Chairman, Compensation
Committee

By:	/s/ Robert F. Connolly

Robert F. Connolly
Director

Financial Statements, commencing with F-1

F-1 to F-32. Ascendia Brands, Inc. and Subsidiaries – Audited Consolidated/ Combined Financial Statements as of and for the years ended February 28, 2007, 2006 and 2005.

TABLE OF CONTENTS

PAGE
1. Financial Statements

Report of Independent Registered Public Accounting Firm - BDO Seidman, LLP	F-2

Report of Independent Registered Public Accounting Firm - BDO Seidman, LLP	F-3

Consolidated Balance Sheets as of February 28, 2007 and February 28, 2006	F-4

Consolidated/Combined Statements of Operations for the years ended February 28, 2007, February 28,
2006 and February 28, 2005	F-5

Consolidated/Combined Statement of Shareholders’ Equity/Members’ Deficit for the years ended
February 28, 2007, 2006 and 2005	F-6

Consolidated/Combined Statements of Cash Flow for the years ended February 28, 2007, 2006 and 2005	F-7

Notes to Consolidated/Combined Financial Statements	F-8

2. Schedule

II. Valuation and Qualifying Accounts for the years ended February 28, 2007, 2006 and 2005	S-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ascendia Brands, Inc.

Hamilton, New Jersey

We have audited the accompanying consolidated balance sheets of Ascendia Brands, Inc. and subsidiaries (the “Company”) as of February 28, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. We have also audited the schedule for the years ended February 28, 2007 and 2006 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ascendia Brands, Inc. and subsidiaries at February 28, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” utilizing the modified prospective transition method effective March 1, 2006.

Also, in our opinion, the schedule for the years ended February 28, 2007 and 2006 presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

June 29, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ascendia Brands, Inc.

Hamilton, New Jersey

We have audited the accompanying combined statements of operations, members’ deficit, and cash flows of Ascendia Brands, Inc. and subsidiaries (formerly Cenuco, Inc. and previously Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC) for the year ended February 28, 2005. We have also audited the schedule for the year ended February 28, 2005 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the operating results and cash flows of Ascendia Brands, Inc. and subsidiaries (formerly Cenuco, Inc. and previously Hermes Acquisition Company I LLC and subsidiaries and Hermes Real Estate I LLC) for the year ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for the year ended February 28, 2005 presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey

August 12, 2005, except for Note 12(b) (not presented herein), which is as of November 16, 2005

Ascendia Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except for share and per share data)

	February 28, 2007	February 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,303	$1,876
Trade receivables, net of allowances
of $2,913 at February 28, 2007
and $527 at February 28, 2006	9,444	6,452
Miscellaneous receivables, net	1,517	1,693
Inventories	28,633	16,221
Prepaid expenses and other	5,761	496
Current assets of discontinued operations	—	345

Total current assets	48,658	27,083

Property, plant and equipment, net	6,500	6,418
Intangibles, net	151,634	46,452
Other assets, net	10,103	1,264
Non current assets of discontinued operations	—	21,729
Total assets	$216,895	$102,946

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
Current Liabilities:
Accounts payable	$8,943	$8,978
Accrued expenses	5,480	2,670
Accrued interest	1,146	1,202
Reserve for customer returns	4,479	—
Current portion of long-term debt	2,000	32
Current liabilities of discontinued operations	—	228
Total current liabilities	22,048	13,110
Long-term debt, less current portion	271,317	80,000
Long-term pension obligation	668	967
Total liabilities	294,033	94,077

Stockholders’ equity / (deficit):
Convertible preferred stock, par value $.001 per share;
Authorized 1,000,000 shares; issued and outstanding 330 Class B &B-1 shares at February 28, 2007; issued and outstanding 2553.6746 Class A shares at
February 28, 2006	—	—
Common stock, par value $.001 per share;
Authorized 225,000,000 shares; issued and outstanding 36,758,541 shares at February 28, 2007; issued and outstanding 13,882,056 shares at
February 28, 2006	37	14
Additional paid in capital	74,828	56,608
Accumulated deficit	(151,435)	(47,079)
Accumulated other comprehensive loss	(568)	(674)
Total stockholders’ equity (deficit)	(77,138)	8,869

Total liabilities and stockholders’ equity / (deficit)	$216,895	$102,946

See accompanying notes to consolidated financial statements.

     Ascendia Brands, Inc. and Subsidiaries
Consolidated/ Combined Statements of Operations
(Amounts in thousands, except for share and per share data)

	For the year ended
	February 28, 2007	February 28, 2006	February 28, 2005
Net sales	$99,642	$79,518	$69,861
Cost of sales	84,477	74,258	62,370

Gross Profit	15,165	5,260	7,491

Operating expenses:
Selling and marketing	6,849	4,437	3,867
General and administrative	19,004	9,666	6,380

Loss from operations	(10,688)	(8,843)	(2,756)

Other income (expense)	(172)	3,138	206
Loss on extinguishment of debt, net	(70,298)	—	—
Gain on revaluation of compound derivative	15,801	—	—
Amortization of finance fees and debt discount	(3,448)	(1,952)	(197)
Interest expense	(11,468)	(3,716)	(1,242)
Total other/interest expense	(69,585)	(2,530)	(1,233)

Loss from continuing operations before income taxes	(80,273)	(11,373)	(3,989)
Income taxes	—	—	—
Loss from continuing operations	(80,273)	(11,373)	(3,989)
Loss from discontinued operations before income tax	(23,330)	(37,540)	—
Income taxes	—	—	—
Loss from discontinued operations	(23,330)	(37,540)	—

Net loss	(103,603)	(48,913)	(3,989)
Net loss allocable to Series A Preferred stockholders	—	1,834	3,989
Series A Preferred stock beneficial conversion
feature accreted as a dividend	(753)	(654)	—

Net loss available to common stockholders	$(104,356)	$(47,733)	$—

Basic and diluted loss per common share:
Continuing operations	$(5.75)	$(0.74)	$0.00
Discontinued operations	(1.65)	(2.72)	0.00
	$(7.40)	$(3.46)	$0.00

Basic and diluted income (loss) per preferred share	$—	$(718)	$(1,562)

Shares used in computing loss per share:
Basic and diluted – common	14,103,149	13,795,100	$—
Basic and diluted – preferred	2,390	2,553.7	2553.7

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries
Consolidated/ Combined Statements of Stockholders’/ Members’ Equity (Deficit)
For the year ended February 28, 2007
(Amounts in thousands, except for share and per share data)

	Series A,
	B & B-1								Accumulated	Stockholders’
	Preferred				Additional		Members’	Accumulated	Other	Equity/
	Stock		Common	Stock	Paid-in	Accumulated	Contributed	Members’	Comprehensive	Members’
	Shares	Amount	Shares	Amount	Capital	Deficit	Capital	Deficit	Loss	(Deficit)
Balance at February 28, 2005	—	$—	—	$—	$—	$—	$2	$(5,708)	$(124)	$(5,830)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(203)	(203)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(347)	(347)
Net loss to date of recapitalization and Merger	—	—	—	—	—	—	—	(1,834)	—	(1,834)
Net loss subsequent to Merger	—	—	—	—	—	(47,079)	—	—	—	(47,079)
Total comprehensive loss:	—	—	—	—	—	—	—	—	—	(49,463)
Conversion from LLC to Corporation Series A	2,553.7	—	—	—	(7,542)	—	—	7,542	—	—
Series A preferred stock - beneficial
conversion feature accreted as a dividend	—	—	—	—	654	(654)	—	—	—	—
Exercise of warrants	—	—	131,500	—	132	—	—	—	—	132
Reverse acquisition of Cenuco, Inc.	—	—	13,750,556	14	64,018	—	(2)	—	—	64,030

Balance at February 28, 2006	2,553.7	$—	13,882,056	$14	$57,262	$(47,733)	$—	$—	$(674)	$8,869
Net loss	—	—	—	—	—	(103,603)	—	—	—	(103,603)
Other comprehensive income (loss):
Foreign currency translation gain									42	42
Minimum pension liability, net of tax									64	64
Total comprehensive loss										(103,497)
Series A & B Warrants issued
in connection with issuance of
convertible secured notes					9,057					9,057
Options issued					784					784
Exercise of options			122,840	—	—	—				—
Exercise of warrants			32,000	—	32					32
Redemption of Series A Preferred shares	(205.9)	—			(3,646)					(3,646)
Conversion of Series A Preferred shares	(2,347.8)	—	23,966,645	24	(24)					—
Series A preferred stock - beneficial
conversion feature accreted as a
dividend	—	—	—	—	753	(753)	—	—	—	—
Common stock
Issued as compensation to directors
and employees			955,000	1	1,262					1,263
Common stock to be issued to Coty					10,000					10,000
Series B & B-1
Preferred shares
Issued in exchange for Common	330	—	(2,200,000)	(2)	2					—
Balance at February 28,2007	330	$—	36,758,541	$37	$74,828	$(151,435)	$—	$—	$(568)	$(77,138)

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries
Consolidated/ Combined Statements of Cash Flows
(Amounts in thousands, except for share and per share data)

	For the year ended
	February 28, 2007	February 28, 2006	February 28,2005
Cash flows from operating activities:
Net loss from continuing operations	$(80,273)	$(11,373)	$(3.989)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operations:
Depreciation and amortization	4,800	1,827	984
Other intangibles – impairment of brand names	1,809	—	—
Provision for bad debts	6	244	252
Amortization of deferred financing costs and debt discount	3,448	1,951	166
Loss on extinguishment of debt	69,548	—	—
Gain on revaluation of compound derivative liability	(15,801)	—	—
Gain on settlement of Seller’s Note	—	(2,500)	—
Non-cash interest	4,688	—	—
Stock-based compensation	2,047	—	—
Changes in operating assets and liabilities:
Trade receivables	(2,979)	1,351	231
Inventories	(12,364)	(7,522)	(158)
Prepaid expenses and other	(4,430)	(1,604)	409
Other assets	(250)	71	(431)
Accounts payable	(214)	(1,572)	2,783
Accrued expenses	6,646	958	813
Long-term pension obligations	(299)	(53)	—
Cash (used in) provided by continuing operations	(23,618)	(18,222)	1,060
Cash used in discontinued operations	(1,775)	(1,169)	—
Net cash (used in) provided by operating activities	(25,393)	(19,391)	1,060
Cash flows from investing activities
Net increase in cash from reverse acquisition of Cenuco	—	6,003	—
Proceeds from note receivable	—	93	—
Acquisitions, net of cash acquired		—	—
Purchase of property, plant and equipment	(896)	(1,361)	(481)
Disposal of fixed assets	—	26	—
Purchase of intellectual property	(80,739)	(47,270)	(423)
Net cash used in investing activities	(81,635)	(42,509)	(904)
Cash flows from financing activities
Proceeds from acquisition financing	130,000	—	—
Bridge loan proceeds	—	80,000	—
Net (repayments) borrowings on revolver	—	(5,699)	729
Proceeds from convertible notes	2,747	—	—
Redemption of convertible notes	(5,000)	—	—
Financing costs	(15,688)	(2,912)	(94)
Repayments of long-term debt	—	(7,521)	(677)
Repayments of capital lease	(32)	(54)	(58)
Redemption of Series A preferred shares	(3,646)	—	—
Proceeds from exercise of warrants	32	132	—
Net cash provided by (used in) financing activities	108,413	63,946	(100)
Effect of exchange rates on cash	42	(202)	(26)
Net increase in cash and cash equivalents	1,427	1,844	30
Cash and cash equivalents at the beginning of period	1,876	32	2
Cash and cash equivalents at the end of period	$3,303	$1,876	$32

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,709	$2,816	$985
Non-Cash: Purchase of intellectual property:
Issuance of subordinated promissory note	$20,000	$—	$—
Commitment to issue Company common stock	$10,000	$—	$—

Reverse acquisition (discontinued operations), excluding cash acquired (Note 1):
Fair value of tangible assets acquired	—	1,200	—
Goodwill and identifiable intangible assets acquired	—	57,676	—
Liabilities assumed	—	(474)	—
Net assets acquired	—	$58,402	—

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. (formerly Cenuco, Inc.) and Subsidiaries

Notes to Consolidated Financial Statements February 28, 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND REORGANIZATION

Introduction

Ascendia Brands, Inc. (“Ascendia,” or the “Company,” the “Registrant,” “we” or “us”) manufactures, markets and sells nationally and internationally known branded products in the health and beauty care categories. Our portfolio includes Baby Magic, Binaca, Mr. Bubble, Calgon, the healing garden, Lander, Lander essentials, Ogilvie, Tek, Dorothy Gray and Tussy. We sell our products through a variety of channels, concentrating primarily on the mass merchandiser, drug, grocery and dollar store outlets.

On May 9, 2006 we changed our name from Cenuco, Inc. to Ascendia Brands, Inc. The chart below depicts our current corporate structure and the discussion that follows summarizes the functions and role of each company in the group.

Ascendia Brands, Inc. Ascendia Brands, Inc. is a holding company, organized under Delaware law, with its executive offices in Hamilton, New Jersey. It directly owns the equity of Hermes Acquisition Company I LLC and Cenuco, Inc. Its common stock is listed on the American Stock Exchange under the symbol “ASB.” Prior to the changing its name to “Ascendia Brands, Inc.,” the company’s common stock was quoted on the American Stock Exchange under the symbol “ICU.”

Hermes Acquisition Company I LLC. Hermes Acquisition Co. I LLC is a Delaware limited liability company that acts as the holding company for our health and beauty care division.

Ascendia Brands Co., Inc. Ascendia Brands Co., Inc. is a New Jersey corporation with its executive offices in Hamilton, New Jersey. As of May 1, 2006, it assumed the manufacturing and distribution operations formerly conducted through Lander Co., Inc. (see, below). Ascendia Brands Co., Inc operates a manufacturing plant in Binghamton, New York, which is leased from a related party, Ascendia Real Estate LLC.

Lander Co., Inc.. Lander Co., Inc. is a Delaware corporation with its executive offices in Wilmington, Delaware. During the period ended February 28, 2006, Lander Co., Inc. was the principal operating company in Ascendia’s health and beauty care division. Following the transition of manufacturing and distribution activities to Ascendia Brands Co., Inc., Lander Co., Inc. has been as an intellectual property holding company for trademarks and other intellectual property associated with the Lander brands.

Ascendia Brands. (Canada) Ltd. Ascendia Brands (Canada) Ltd, a Canadian limited company, is the Canadian manufacturing and distribution arm of Ascendia’s health and beauty care division. It operates a manufacturing facility in Toronto, Ontario, which it leases from a third party. Prior to June 11, 2007, Ascendia Brands (Canada) Ltd was known as Lander Co. Canada, Ltd.

Ascendia Real Estate LLC. Ascendia Real Estate LLC, a New York limited liability company, is a real estate holding company. Its sole asset is the Binghamton plant, which it leases to Ascendia Brands Co., Inc.

Lander Intangibles Corporation. Lander Intangibles Corporation is a Delaware corporation with its executive offices in Wilmington, Delaware. Lander Intangibles Corporation an intellectual property holding company that was formed to acquire and hold certain of the intellectual property that the we purchased from Playtex Products Inc. and its affiliates on November 16, 2005, and from Coty Inc. and its affiliates on February 9, 2007.

Cenuco, Inc. Cenuco, Inc. Wireless is a Florida corporation with executive offices in Boca Raton, Florida. Cenuco, Inc. formerly developed and marketed wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform. As of February 28, 2007, Cenuco, Inc. is being accounted for as a discontinued operation.

ACQUISITION FOLLOWING FORMATION

Hermes Acquisition Company I LLC (“HACI”) was formed on April 25, 2003 to acquire the business activities of Lander Co., Inc. (“Lander”) and Lander Co. Canada Ltd. (“Lander Canada”). Effective May 31, 2003, HACI purchased certain assets and assumed certain liabilities associated with the Lander business operations and acquired 100 percent of the outstanding stock of Lander Canada for an aggregate purchase price of $11.1 million, including acquisition costs of $1.2 million. In addition, Ascendia Real Estate (f/k/a Hermes Real Estate I LLC (“Ascendia Real Estate”) purchased the Lander production plant located in Binghamton, New York for a purchase price of $3.3 million, including acquisition costs of $0.3 million, on October 15, 2003. Property, plant and equipment was recorded at fair value reduced by the excess of fair value of net assets acquired over the purchase price of $1.1 million. In accounting for these acquisitions, the Company followed the provisions of SFAS No. 141, Business Combinations. This Statement requires the purchase method of accounting be used for all business combinations and provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. On March 1, 2005, Ascendia Real Estate became a wholly owned subsidiary of HACI. Prior thereto, HACI and Ascendia Real Estate were under common control.

THE MERGER

On May 20, 2005, Hermes Holding Company, Inc., a newly formed wholly owned subsidiary of Cenuco, Inc. (the parent company of Cenuco Wireless, and a public company traded on the American Stock Exchange under the symbol “ICU”), merged with HACI. Cenuco, Inc. was engaged in a wireless application technology business, primarily related to the transmission of secure and non-secured video onto cellular platforms via proprietary technologies.

The merger was completed through the issuance of 2,553.7 shares of Cenuco, Inc.’s Series A Junior Participating Preferred Stock (representing 65 percent of the aggregate outstanding voting power of Cenuco, Inc.’s capital stock) in exchange for all the outstanding membership units of HACI. As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Lander Canada, Ascendia Real Estate (then called Hermes Real Estate I LLC) and Lander, became wholly owned subsidiaries of Cenuco, Inc.

For financial reporting purposes, the merger was treated as a recapitalization of HACI followed by the reverse acquisition of Cenuco, Inc. by HACI for a purchase price equivalent to the total market value of Cenuco, Inc. stock outstanding prior to the announcement of the merger, plus the fair value of the options that automatically vested on the date of the merger (approximately $64.4 million in the aggregate). Consistent with the accounting and presentation for reverse acquisitions, the historical financial statements of the Company prior to the date of the merger reflect the financial position and results of operations of HACI and its subsidiaries, with the results of operations of Cenuco, Inc. being consolidated with HACI commencing on May 20, 2005. Effective with the completion of the Merger, the Company changed its fiscal year end to the last day of February, consistent with HACI’s fiscal year, and the operations of Cenuco, Inc. became the Company’s wireless division.

In accordance with SFAS No. 141, Business Combinations, we determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, Inc. as follows, as revised in the quarter ended February 28, 2006:

(Amounts in thousands)
Cash and cash equivalents	$6,003
Other current assets	497
Total current assets	6,500
Property, plant, and equipment	111
Goodwill – see discussion below regarding impairment charge in subsequent quarters	49,675
Intangibles - acquired core software technology	8,000
Other assets	592
Total assets acquired	64,878
Total liabilities assumed	(474)
Estimated fair value of net assets acquired	$64,404

The allocation of the purchase price equivalent was finalized by the Company in the quarter ended February 28, 2006 as noted above. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment, which led to Goodwill impairment charges of $35.1 million and $14.6 million, respectively.

DISCONTINUED OPERATION

In February 2007, the Company committed to the sale of its wireless subsidiary and as a result this operation has been presented as a discontinued operation in the accompanying financial statements. Subsequent to year end the Company made a determination that a sale was no longer likely and decided to liquidate the wireless operations. Summarized financial information for the discontinued operation is as follows:

	February 28	February 28
	2007	2006
Net sales	$159	$—
Loss from operations, before goodwill impairment charge	(3,170)	(2,461)
Other income (expense)	(176)	42
Goodwill impairment charge	(14,554)	(35,121)
Loss on write-off of net assets	(5,430)	—
Net loss	$(23,330)	$(37,540)
Loss per share:
Basic and diluted - common	$(1.65)	$(2.72)

Since the operations of Cenuco, Inc. are not included in the financial statements for the period prior to the May 20, 2005 merger, there are no amounts presented for the discontinued operation in 2005.

Net assets related to discontinued operations as of February 28, 2007 were fully impaired resulting in no carrying value.

Net assets related to discontinued operations of $21.9 million reported on the accompanying February 28, 2006 balance sheet consist of the following:

(Amounts in thousands)
February 28
2006
Current assets	345
Goodwill	14,554
Intangible assets	6,751
Other non current assets	424
Total assets	22,074
Current liabilities	(228)
Net assets	21,846

The total loss from discontinued operations related to the wireless subsidiary was $23.3 million and $37.5 respectively, for the years ended February 28, 2007 and 2006. There is no loss from discontinued operations in the year ended February 28, 2005 because the related operations were acquired by reverse merger on May 20, 2005. For the year ended February 28, 2007, the loss from discontinued operations consisted of the write-off of goodwill of $14.6 million, the write-off of the carrying value of net assets of $5.4 million (primarily software technology) and the loss from operations of $3.3 million. For the year ended February 28, 2006, loss from discontinued operations consisted of the write-off of goodwill of $35.1 million and the loss from operations of $2.4 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying financial statements of Ascendia Brands, Inc, and its subsidiaries as of and for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

A summary of our significant accounting policies follows:

Basis of Consolidation: As of February 28, 2007 and for the period from the date of the merger to February 28, 2006, the statements are prepared on a consolidated basis. For the period from March 1, 2005 to May 19, 2005, and as of and for the year ended February 28, 2005 the statements are prepared on a combined basis. The accompanying consolidated financial statements include the accounts of Ascendia Brands, Inc. and subsidiaries. All intercompany accounts have been eliminated in consolidation.

Cash Equivalents: We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Accounts Receivable: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase our operating costs.

Customer Returns: In connection with the acquisition of the Calgon and the healing garden brands from Coty we established a reserve for customer returns in anticipation of Calgon and the healing garden holiday gift set returns from retail customers. We estimate the reserve for returns based on historical and current sales patterns and retail sell-through, and will adjust the reserve amount periodically as necessary. When the customer does not have a related accounts receivable balance the return reserve is recorded in accrued liabilities.

Miscellaneous Receivables: In the normal course of business, we generate minor non-trade receivables. As of February 28, 2007, the balance was $1.5 million, which included a receivable of $1.4 million from Coty with respect to the transition services agreement associated with the acquisition of the former Coty brands (see Note 3). As of February 28, 2006, the balance was $1.7 million, which included a receivable of $1.4 million from Playtex with respect to the transition services agreement associated with the Playtex Acquisition (see Note 3).

Inventories: Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Inventories consist of raw materials used to manufacture our health, beauty and oral care products, as well as finished goods that we sell to our customers. We write down inventory for estimated excess and discontinued products equal to the difference between cost and estimated market value based upon assumptions about future demand and market conditions. Excess and discontinued product inventory could arise due to numerous factors, including but not limited to, the competitive nature of the market and product demand by consumers. If market conditions are less favorable than those anticipated by management, additional write-downs may be required, including provisions to reduce inventory to net realizable value.

Prepaid Expenses: Prepaid expenses were $5.8 million and $0.7 million, respectively as of February 28, 2007 and 2006. As of February 28, 2007, prepaid expenses consisted of a $2.0 million signing bonus paid in February 2007 to incoming CEO Steven R. Scheyer (start date of March 12, 2007). In addition, the Company advanced $3.0 million to Coty to be used to purchase raw materials for product production. The balance of prepaid expenses for both fiscal years consisted of various payments that for items that are amortized and expensed in the normal course of business.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The costs of major additions and improvements are capitalized and maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations as incurred. Leasehold improvements are amortized over the shorter of the term of the lease or their estimated useful lives. Depreciation is calculated using the straight-line method over the following estimated useful lives of the assets:

Computer equipment and software	1 to 3 years
Furniture and fixtures	3 to 10 years
Building	25 years
Machinery and equipment	5 to 10 years
Dies and molds	1 to 3 years

If we determine that a change is required in the useful life of an asset, future depreciation/amortization is adjusted accordingly.

Impairment of Long-Lived Assets: Accounting for the impairment of long-lived assets, including property, plant and equipment, requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under such circumstances, the accounting principles require that such assets be reported at the lower of their carrying amount or fair value less cost to sell. Accordingly, when events or circumstances indicate that long-lived assets may be impaired, we estimate the assets’ future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the asset.

Goodwill and Indefinite Lived Intangibles: As a result of the merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49.7 million associated with the subsequently discontinued wireless applications development division . Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulae), initially estimated to have indefinite lives. As a result of the purchase of assets from Coty on February 9, 2007 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $10.3 million being allocated to intangible assets (product formulae), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangibles that have indefinite lives not be amortized but be reviewed for impairment annually or more frequently if impairment indicators arise. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, we tested the carrying value of goodwill for impairment, which led to goodwill impairment charges of $14.6 million and $35.1 million, respectively being recorded in the statement of operations, which are now presented as discontinued operations. During the quarter ended February 28, 2007, we tested the carrying value of the $16.9 million of indefinite lived intangible assets related to the Playtex acquisition. This led to an impairment of $1.8 million being recorded in the statement of operations for some of the brands acquired from Playtex. Management is evaluating the possibility that the related intangibles may be assigned a finite life and begin to be amortized in the first quarter of fiscal 2008.

Amortizable Intangible Assets: SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and be reviewed for impairment. As a result of the merger on May 20, 2005, we recorded intangible assets of $8.0 million related to acquired core software technology, with an estimated useful life of five years. Amortization expense for the acquired software technology was $1.6 million and $1.2 million respectively, for the years ended February 28, 2007 and 2006 and is now included in discontinued operations. The software technology was determined to be fully impaired at February 28, 2007 and the carrying value of $5.2 million was written-off and recorded as part of discontinued operations.

As a result of the acquisition of the former Playetx brands on November 16, 2005, an allocation of the purchase price resulted in $30.4 million being allocated to customer relationships. The estimated useful life is 10 years and amortization is being recorded on a straight-line basis. The amortization expense recorded for the years ended February 28, 2007 and 2006 was $3.0 million and $0.9 million respectively.

As a result of the acquisition of the former Coty brands on February 9, 2007, an allocation of the purchase price resulted in $49.0 million being allocated to customer relationships, $51.0 being allocated to brand names and $0.4 million being allocated to the backlog. The estimated useful lives are 10 years for customer relationships, and 10 to 20 years for the brand names, to be amortized on a straight-line basis. The amortization expense recorded for the year ended February 28, 2007 was $0.5 million. The backlog was fully consumed and expensed in the year ended February 28, 2007.

Management’s review of amortizable intangible assets concluded that there was no impairment at February 28, 2007 and 2006.

Goodwill and Other Intangible Assets: The changes in the carrying amount of goodwill for the fiscal year ended February 28, 2007 are as follows:

(Amounts in thousands)
Balance at February 28, 2005	$—
Additions	49,675
Goodwill impairment	(35,121)
Balance at February 28, 2006	$14,554
Goodwill write-off	(14,554)
Balance at February 28, 2007	$0

Balances of acquired intangible assets, excluding goodwill are as follows

(Amounts in thousands)
	Formulae	Customer
	And	Relationships and
	Tradenames	Backlog	Total
Carrying value at February 28, 2005	$—	$—	$—
Additions	16,924	30,394	47,318
Amortization	—	(866)	(866)
Carrying value at February 28, 2006	$16,924	$29,528	$46,452
Additions	61,332	49,532	110,864
Impairment	(1,809)	—	(1,809)
Amortization	(196)	(3,677)	(3,873)
Carrying value, February 28, 2007	$76,251	$75,383	$151,634

Weighted average original life (in years)	10 to indefinite	10

Customer relationships are estimated to have a finite life of 10 years and have a carrying value of $75.4 million at February 28, 2007.

The backlog of $0.4 million purchased from Coty was consumed and thus expensed in the year ended February 28, 2007.

Tradenames purchased from Coty are estimated to have a finite life of 20 years for Calgon (based on the term of the agreement for which we acquired the rights to sell Calgon) and 10 years for the healing garden and have a carrying value of $50.9 million at February 28, 2007.

Tradenames purchased from Playtex are currently considered to have an indefinite life and have a carrying value of $12.6 million at February 28, 2007. This carrying value reflects the impact of an impairment charge of $1.8 million recorded in the year ended February 28, 2007. The Company is evaluating the need to assign a finite life to brands and to begin amortization in the first quarter of the year ended February 29, 2008.

Formulae purchased from Playtex and Coty are classified as having an indefinite life and have a carrying value of $12.7 million at February 28, 2007. The Company is evaluating the need to assign a finite life to formulae and to begin amortization in the first quarter of the year ended February 29, 2008.

Amortization expense for fiscal year 2007 is $5.5 million, of which, $1.6 million is included in discontinued operations.

Estimated aggregate amortization expense based on the current carrying value of intangible assets is as follows:

Fiscal Year	Amount
2008	$11,119
2009	11,119
2010	11,119
2011	11,119
2012	11,119
thereafter	70,838
$126,433

Other Assets, Net: Other assets, net of approximately $10.1 million, consist primarily of deferred financing costs related to the financing with respect to the acquisition of the former Coty brands (see Note 3). The deferred financing costs are being amortized using the effective interest method over the term of the respective financing arrangements. Amortization expense related to deferred financing costs was $1.6 million, $2.0 million and $0.2 million, respectively, for the years ended February 28, 2007, 2006 and 2005.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying balance sheets for accounts receivable, accounts payable, accrued expenses and financing debt approximate fair value due to the short-term nature of these accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. As discussed further in Note 6, in accordance with EITF 96-19 the convertible secured note was recorded at estimated fair value as of December 30, 2006, the date on which there was deemed to have been an extinguishment of such debt due to the modification of

Share-Based Awards: As of March 1, 2006 the Company adopted the Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the Company to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options and restricted stock. SFAS No. 123(R) supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which the Company previously applied for all periods prior to 2007.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). As a result of adopting SFAS No. 123(R), the Company’s net loss increased $0.8 million or $0.06 per basic and diluted loss per share for the year ended February 28, 2007.

For purposes of determining the estimated fair value of share-based payment awards issued in the form of stock options, under SFAS No. 123(R), we utilize the Black-Scholes option-pricing model. The Black-Scholes model requires the input of certain assumptions that involve judgment. Because stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value under the Black-Scholes model. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The fair value of options granted during the year ended February 28, 2007 was estimated on the grant date using the Black Scholes Model with the following weighted average assumptions.

Year ended
Weighted average assumptions	February 28, 2007
Expected holding period (years)	5.42
Risk-free rate	4.64%
Volatility factor	34.13%
Dividend yield	0.00%
Fair value per share at date of grant	$0.80

The expected holding period was determined based on management’s assessment including the Company’s historical data. Due to the limited history of the Company, volatility was estimated considering the historical volatility of similar publicly traded health and beauty companies over a period similar to the expected holding period of the option. The risk-free interest rate was based on U.S. Treasury rates appropriate for the expected holding period of the option.

No options were granted in the two years ended February 28, 2006 and 2005. Accordingly, no pro forma disclosures as required under SFAS No. 123 are presented for the prior two years.

See Note 10 “Stock Awards, Stock Options And Warrants” for a more detailed discussion of share-based awards.

Revenue Recognition: Revenue from sales of our health and beauty care products is recognized when the related goods are shipped, all significant obligations of the Company have been satisfied, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable and collection is reasonably assured or probable. Such revenue is recorded net of a reserve for returns, customer rebates and promotional spending determined by customer agreements.

Amounts billed to customers related to shipping and handling are included in net sales. The cost of shipping products to our customers is recognized at the time the products are shipped and included in cost of sales.

Cooperative Advertising: Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Task Force 01-09, Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products, in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $3.7 million, $0.2 million and $0.2 million, respectively for fiscal years 2007, 2006 and 2005.

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

Estimates: The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventory reserves for excess and discontinued products, the fair value of indefinite lived intangibles used in annual impairment testing, income taxes, contingencies and estimates related to the fair market values of the components of the compound derivative liability discussed in Note 6. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. As necessary and generally in the situation where an estimate of fair value is required, the company will engage outside experts to assist them in the determination of such values. Actual results could differ from these estimates.

Concentration of Credit Risk: We provide credit to our customers in the normal course of business and do not require collateral. To reduce credit risk, we perform ongoing credit evaluations of our customers.

Five trade customers comprised 50 percent of our net sales, with our top two customers comprising approximately 36 percent and 5 percent, respectively, for the year ended February 28, 2007. At February 28, 2007 the same five trade customers represented 54 percent of receivables, with one customer comprising 34 percent.

Five trade customers comprised 47 percent of our net sales, with our top two customers comprising approximately 32 percent and 7 percent, respectively, for the year ended February 28, 2006. At February 28, 2006 the same five trade customers represented 54 percent of receivables, with one customer comprising 39 percent.

Five trade customers comprised 46 percent of our net sales, with the top two customers comprising approximately 25 percent and 13 percent, respectively, for the year ended February 28, 2005.

Income Taxes: Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As a limited liability company prior to the merger, we elected to be treated as a corporation for income tax purposes.

In assessing our ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at February 28, 2007, February 28, 2006 and February 28, 2005 has been recorded by management due to the uncertainty that future income will be generated and the related deferred tax assets realized.

Earnings per share: Emerging Issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”) provides guidance in determining when the two-class method, as defined in SFAS No. 128, Earnings per Share, must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Under the two-class method earnings are allocated to common stock and participating securities to the extent that each security may share in such earnings and as if such earnings for the period had been distributed. Under the two-class method losses are allocated to participating securities to the extent that such security is obligated to fund the losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. In accordance with EITF 03-6, basic earnings per share for our common stock and Series A Junior Participating Preferred Stock (“Series A Preferred stock”) would be calculated by dividing net income allocated to common stock and Series A Preferred by the weighted average number of shares of common stock and Series A Preferred stock outstanding, respectively. Diluted earnings per share for our common stock would be calculated similarly, except that the calculation includes the effect, if dilutive, of (a) the assumed exercise of stock options issuable under our stock-based employee compensation plan, (b) the assumption of the conversion of all of our Series A Preferred stock to common stock and (c) the assumption of the conversion of the Company’s convertible debt. Basic and diluted loss per share for our common stock is calculated by dividing the net loss for the period during which such shares were outstanding by the weighted average number of shares outstanding. No losses are allocated to the Series A and B Preferred for the period during which our common stock is outstanding, because the holders of the Series A and B Preferred stock are not obligated to share in the Company’s losses as described above.

Earnings (loss) per share data for periods prior to the reverse acquisition on May 20, 2005 have been presented to reflect the number of equivalent Series A Preferred shares received by the acquiring company’s shareholders in the reverse acquisition (Note 11).

The dilutive share base excludes incremental shares of 81,697,418 due to their anti-dilutive effect. The excluded shares relate to convertible debt, options and warrants in the money and preferred stock all convertible into common stock.

During the fiscal year ended February 28, 2007, all of the Series A Preferred stock was redeemed by the Company or converted to Common Stock (see Note 11).

Comprehensive Income (Loss): We calculated comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and adjustments to the minimum pension liability, net of tax that are currently presented as a component of stockholders’ equity (deficit). The Company’s total comprehensive loss was $103.5 million and $49.5 million for 2007 and 2006, respectively. The components of accumulated other comprehensive loss at year end were as follows:

(in thousands)	2007	2006
Foreign currency translation adjustment	$285	$327
Minimum pension liability	283	347

Total accumulated other comprehensive loss	$568	$674

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2006, FASB issued Staff Position Aug Air-1, Accounting for Planned Major Maintenance Activities (“AIR-1”). AIR-1 amends APB Opinion No. 28, Interim Financial Reporting (“APB 28”), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We do have planned major maintenance activities associated with our annual or semi-annual plant shutdowns. We adopted the provisions of AIR-1 beginning March 1, 2007. The guidance in the AIR-1 was applied retrospectively for all financial statements presented, unless it is impracticable to do so. The impact was not material to our historical annual financial results or financial position from the adoption of AIR-1.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for the Company after November 15, 2006. The Company followed the guidance of SAB 108 starting in the fourth quarter of the current year and noted there was no impact on the current or prior consolidated financial statements. .

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations, but it is not expected to have a significant effect.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. We adopted FIN 48 on March 1, 2007; we do not expect this will have a material impact on our consolidated results of operations and financial condition.

NOTE 3 – ASSET ACQUISITIONS AND RELATED FINANCING

COTY ASSET ACQUISITION

On February 9, 2007, we acquired the Calgon and the healing garden brands and certain brand-related assets from Coty Inc. and certain affiliates. The purchase price of $126.7 million (prior to certain closing adjustments), consisted of $90.1 million in cash , $4.9 million in assumed liabilities, a $20.0 million subordinated note, $10.0 million in our common stock and $1.7 million in capitalized transaction costs. The asset purchase agreement contains “earn-out” provisions under which we could be required to pay Coty up to an additional $15 million in cash and to issue up to an additional $5 million in subordinated debt in July 2009, subject to sales of the healing garden products meeting specified revenue targets. The Company will account for this contingent consideration when it is finally determined by adjusting the purchase price. The note is subordinated to our senior indebtedness referred to below, matures on September 9, 2012 and bears interest at the rate of 17.25% per annum (19.75% from and during the continuation of certain defaults under our senior indebtedness). Unless each of our senior lenders otherwise agrees, interest on the note is required to be capitalized (deferred and added to the value of the note).

In accordance with SFAS No. 142, we allocated the total purchase price to the assets (liabilities) acquired based on relative fair value. The allocation is as follows:

(Amounts in thousands)
Inventory	$15,771
Brand names, product formulae and backlog	61,701
Customer relationships	49,163
Total assets acquired	126,635
Less liabilities assumed in lieu of cash payment	(4,862)
Total net assets acquired	$121,773

In connection with the closing of the Coty Transaction, Ascendia Brands and Coty US LLC (“Coty US”) entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, for a period of 120 days following the closing date, Coty US will provide certain marketing, sales, inventory, distribution, finance, IT and research and development services for Ascendia Brands for a consideration of $710,000 per month, plus certain personnel costs. In addition, on February 9, 2007 ASBCO and Coty US entered into a Manufacturing Agreement (the “Manufacturing Agreement”) pursuant to which, for a period of one year (unless earlier terminated by the parties), Coty US will produce Brand products for sale by Ascendia Brands.

In connection with the financing of the Coty Transaction, Ascendia and its subsidiaries entered into a $160 million senior secured loan facility comprised of a First Lien Facility, a Second Lien Facility and a Revolving Credit Facility. The First Lien Facility of $80.0 million and the Second Lien Facility of $50.0 million provided the funding for the acquisition of the Coty net assets. Details of the terms and conditions of the facilities are as follows:

     (1) First Lien Facility: On February 9, 2007, Ascendia, each of its domestic subsidiaries, certain lenders and Wells Fargo Foothill, Inc. (“WFF”), as arranger and administrative agent, entered into a Credit Agreement (the “First Lien Credit Agreement”) providing a $110 million credit facility, comprised of a term loan A-1 of $40 million (the “Term Loan A-1”), a term loan A-2 of $40 million (the “Term Loan A-2”) and a revolving line of credit of up to $30 million (the “Revolver”), each for a term of five years (the Term Loan A-1, the Term Loan A-2 and the Revolver, collectively, the “First Lien Facility”).

At our option, borrowings under the First Lien Facility are based on either LIBOR or prime rate. Initially, the Revolver interest rate is 275 basis points above LIBOR for LIBOR borrowings and 175 basis points above the prime rate for base rate borrowings, the Term Loan A-1 interest rate is 375 basis points above LIBOR for LIBOR borrowings and 275 basis points above the prime rate for base rate borrowings and the Term Loan A-2 interest rate is 675 basis points above LIBOR for LIBOR borrowings and 575 basis points above the prime rate for base rate borrowings. The interest rates under the First Lien Facility may be reduced based on our senior secured indebtedness ratio. Interest on the principal amount of loans outstanding under the First Lien Facility is payable monthly, in arrears. Our borrowings under the Revolver are limited to 85% of our eligible receivables and the lower of $20 million and 65% of eligible inventory. During the term of the First Lien Facility, we will pay the Revolver lenders a fee equal to the product of 0.375% per annum and the unused portion of the Revolver. The First Lien Facility requires that we make annual payments in the amount of 75% (or 50% if certain conditions are met) of our excess cash flow, if any, commencing after the delivery of our financial statements for our fiscal year ended February 28, 2008 and prepayments corresponding to the net proceeds of certain asset sales and insurance not reinvested in the business, certain debt and equity issuances and, in the event the amount outstanding under the First Lien Credit Facility exceeds 3.00 times trailing twelve month pro forma earnings before interest, taxes, depreciation, and amortization (“EBITDA”), the amount of such excess. Certain of these prepayments may result in a permanent reduction of the Revolver commitment.

Our domestic subsidiaries’ obligations under the First Lien Facility are guaranteed by our Canadian subsidiary and secured by a lien on substantially all of our and our subsidiaries’ assets, including a mortgage on the Binghamton facility owned by Ascendia Real Estate, and pledges of all of the shares of capital stock or other equity interests of our subsidiaries. The First Lien Facility contains financial covenants requiring us to meet minimum EBITDA requirements, debt coverage tests, minimum leverage and liquidity tests and restrictions on capital expenditures, the incurrence of additional debt, the creation of liens, payment of dividends, acquisitions, asset sales and other affirmative and negative covenants customarily contained in debt agreements of this type. The First Lien Facility contains customary events of default. We used and will use proceeds of the First Lien Facility to finance the Coty transaction, refinance portions of our existing indebtedness, finance working capital, capital expenditures and general corporate purposes and pay transaction fees, costs and expenses. As of February 28, 2007, we had borrowed the full amount of the Term Loan A-1 and the Term Loan A-2 and had not borrowed any money under the Revolver.

     (2) Second Lien Facility: On February 9, 2007 Ascendia, each of our domestic subsidiaries, certain lenders, WFF, as collateral agent, and Watershed Administrative, LLC, as administrative agent, entered into a Second Lien Credit Agreement (the “Second Lien Credit Agreement”) providing a $50 million credit facility comprised of a term loan (the “Term Loan B” or the “Second Lien Facility”). The maturity date of the Second Lien Facility is March 9, 2012. At our option, borrowings under the Second Lien Facility are based on either LIBOR or prime rate. The Term Loan B interest rate is 900 basis points above LIBOR for LIBOR borrowings and 750 basis points above the prime rate for base rate borrowings. Interest on the Term Loan B is payable quarterly, in arrears. The Second Lien Credit Agreement requires that, to the extent such payments have been waived under the First Lien Facility or funds are available therefor after payment is made under the First Lien Facility, we make mandatory prepayments corresponding to 75% (or 50% if certain conditions are met) of our excess cash flow, if any, and the net proceeds of certain asset sales and insurance not reinvested in our business, certain debt and equity issuances and, in the event the amount outstanding under the First Lien Credit Facility exceeds 3.00 times trailing twelve month pro forma EBITDA, the amount of such excess.

Our domestic subsidiaries’ obligations under the Second Lien Credit Agreement are guaranteed by our Canadian subsidiary and secured by a second priority lien on substantially all of our and our subsidiaries’ assets, including a subordinated mortgage on the Binghamton facility owned by Ascendia Real Estate LLC and pledges of all of the shares of capital stock or other equity interests of its subsidiaries. The Second Lien Credit Agreement contains financial covenants requiring that we meet minimum EBITDA requirements, debt coverage tests and minimum leverage and liquidity tests. It also contains restrictions on capital expenditures, the incurrence of additional debt, the creation of liens, our payment of dividends, acquisitions, asset sales and other affirmative and negative covenants customarily contained in debt agreements of this type. The Second Lien Credit Agreement also contains customary default provisions. We used the proceeds of the Second Lien Credit Agreement to finance a portion of the Coty transaction. As of February 28, 2007, the full amount of the Second Lien Facility was outstanding.

Subordinated Note

As partial consideration for the purchase of the Calgon and the healing garden brands form Coty we issued to Coty at the closing of the acquisition a $20.0 million subordinated note. This note is subordinated to senior indebtedness, matures on September 9, 2012 and bears interest at the rate of 17.25% per annum, provided that from and during the continuance of certain defaults under our senior indebtedness, the interest rate will increase to 19.75% per annum. Unless each of our senior lenders agrees otherwise, interest on the note is required to be capitalized.

PLAYTEX ASSET ACQUISITION

On November 16, 2005, our Lander and Lander Intangibles subsidiaries acquired certain brands and brand-related assets from Playtex. The acquired brands included Baby Magic, Binaca, Mr. Bubble, Ogilvie, Tek, Dorothy Gray, and Tussy. At the closing, Lander and Lander Intangibles paid a total cash purchase price of $59.1 million, inclusive of $2.1 million in acquisition costs. The $57.0 million purchase price was subject to certain post-closing adjustments based upon the amount of product inventory delivered to Lander at closing. In December 2005, this adjustment resulted in a purchase price reduction of approximately $1.3 million, bringing the total purchase price to $57.8 million, inclusive of acquisition costs. In accordance with SFAS No. 142, the Company allocated the purchase price to the assets acquired based on relative fair value, as follows:

(Amounts in thousands)
Inventory	$9,600
Property, plant and equipment	900
Brand names and product formulae	16,924
Customer relationships	30,394
Total Purchase Price	$57,818

In November 15, 2005 we entered into an $80 million bridge term loan agreement (the “Bridge Loan”) with Prencen Lending LLC (as agent and lender, “Prencen”) and Highgate House Funds, Ltd., (“Highgate”). We used the proceeds of the Bridge Loan to finance the acquisition of brands from Playtex ($57.8 million), fund financing fees ($2.8 million), repay certain existing indebtedness (approximately $13.8 million in total) and provide working capital or to Lander (approximately $5.6 million). For the first 90 days following closing, the Bridge Loan bore interest at an annual rate of 5.5 percent above the three-month LIBOR (set two days in advance on November 14, 2005 at 4.34 percent). The interest rate margin over LIBOR increased by five percent per annum at the end of that 90-day period, to 10.5 percent. Also at the end of the 90-day period, the three-month LIBOR was reset on February 12, 2006 for the next 90 days (February 15, 2006 to May 15, 2006). The reset three-month LIBOR rate of 4.74 percent plus the increased interest rate margin of 10.5 percent generated an interest rate on the Bridge Loan of 15.24 percent for the period February 15, 2006 to May 15, 2006.

The Bridge Loan was originally due and payable on May 15, 2006. The Bridge Loan term was extended to coincide with the closing of the Second Amended and Restated Securities Purchase Agreement described below, with interest accrued and paid at closing. The Bridge Loan principal was refinanced with the long-term financing below and, accordingly, was classified as long-term as of February 28, 2006. The borrowings under the Bridge Loan were secured by a first priority lien against all assets of the borrowers and Ascendia Real Estate, and by a pledge of the shares in Ascendia owned by two shareholders.

NOTE 4 – INVENTORIES

Inventory consists of the following:

	(Amounts in thousands)
	FEBRUARY 28,	FEBRUARY 28,
	2007	2006
Raw materials	$7,861	$3,708
Finished goods	20,772	12,513
	$28,633	$16,221

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(Amounts in thousands)
	FEBRUARY 28,	FEBRUARY 28,
	2007	2006
Land	$660	$660
Computer equipment and software	1,147	1,093
Furniture and fixtures	260	253
Building	2,645	2,645
Machinery and equipment	4,590	3,840
Dies and molds	75	87
Leasehold improvements	299	138
Construction in progress	333	280
	10,009	8,996
Less accumulated depreciation and amortization	(3,509)	(2,578)
	$6,500	$6,418

Depreciation and amortization expense related to property, plant and equipment was $1.0 million, $1.0 million and $1.0 million, respectively for the years ended February 28, 2007, 2006 and 2005.

As of February 28, 2007 and February 28, 2006, machinery and equipment includes assets under capital leases totaling $0.15 million. Accumulated amortization on the capital leases was $0.06 million and $0.04 million as of February 28, 2007 and February 28, 2006, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the years ended February 28, 2007, February 28, 2006 and February 28, 2005 and for the period April 25, 2003 (inception) to February 29, 2004.

As of February 28, 2007 and February 28, 2006, $0.1 million and $0.5 million, respectively was required to complete construction in progress. The Company does not capitalize interest.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	(Amounts in thousands)
	FEBRUARY 28,	FEBRUARY 28,
	2007	2006
Bridge loan	$—	$80,000
Convertible secured notes, including accretion of redemption premium	86,062	—
Debt discount	(29,436)	—
Compound derivative liability	66,267	—
First and second lien term loans	130,000	—
Subordinated debt, including capitalized interest	20,424	—
Capital leases	—	32
	273,317	80,032
Less current portion	2,000	32
Total	$271,317	$80,000

Convertible Secured Notes – Background

On October 1, 2005, we entered into a commitment with the lenders under the Bridge Loan for the provision of long-term debt and equity financing (the “Debt/Equity Financing”) to repay the Bridge Loan. The terms of this commitment were amended on November 15, 2005, concurrently with the closing of the Bridge Loan. Prior to its maturity, the parties agreed to an extension of the Bridge Loan pending the completion of discussions on further modifications to the Debt/Equity Financing. The parties also agreed to defer the payment of certain interest under the Bridge Loan pending its maturity.

On June 30, 2006, we (i) agreed with Prencen and Highgate to amend the Debt/Equity Financing commitment and (ii) in connection with such amendment, entered into a Second Amended and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) with Prencen and Prencen Lending, LLC (“Prencen Lending”). Prior to the closing, which occurred on August 2, 2006, Prencen Lending acquired the interests of Highgate under the Bridge Loan.

Under the Securities Purchase Agreement, we sold Prencen Lending convertible secured notes (the “Notes”) in the principal amount of $91.0 million and issued to Prencen Lending the Series A and Series B Warrants described below. We applied the proceeds of the sale of the Notes to retire the Bridge Loan ($80.0 million) and to pay accrued interest on the Bridge Loan ($4.1 million), cash fees associated with the refinancing to an affiliate of Prencen Lending ($3.7 million) and third party cash fees associated with the refinancing ($0.5 million), producing net cash proceeds to the Company of approximately $2.7 million. In addition, we paid related fees and expenses of approximately $5.6 million to Stanford Group Company (“Stanford”) and issued to Stanford and certain of its employees warrants to purchase 137,615 shares of our common stock at an exercise price of $3.76 per share, and warrants to purchase 552,632 shares of our common stock at an exercise price of $4.37 per share (collectively, the “Stanford warrants”). The estimated fair value of the Stanford warrants ($0.7 million) was recorded as an increase to additional paid-in capital and deferred financing costs.

The Notes had a term of ten years (subject to the put and call rights described below) and bore interest at the rate of 9.0% per annum. During the first six months of the term, we had the option to defer payment of interest. As a result, we elected to defer $2.6 million of interest as of November 25, 2006 on the Notes. In the event Ascendia had made an acquisition in the consumer products area that would have been in form and substance satisfactory to a majority of the holders of the Notes (an “Approved Acquisition”), we could have elected to defer and add to principal on the Notes interest payments otherwise due over the balance of the term of the Notes. Upon the consummation of such an Approved Acquisition, we would also have had the right to redeem up to $40.0 million of the balance outstanding under the Notes at a premium of 15%. In addition, at any time after the fifth anniversary of the issuance of the Notes (August 2, 2011), Ascendia had the right to redeem, or any holder may have required the Company to redeem, all or any portion of the balance outstanding under the Notes at a premium of 5% (the “5 Year Put Option”).

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, we also issued to Prencen Lending, on August 2, 2006, a warrant, designated as the “Series A Warrant,” entitling the lender to purchase up to 3,053,358 shares of our common stock at an exercise price of $2.10 per share. On the same date, we issued to Prencen Lending an additional warrant, designated as the “Series B Warrant,” entitling the holder to purchase up to three million shares of our common stock. The number of shares issuable upon exercise of the Series B Warrant, and the applicable exercise price, depended upon the principal balance of the Notes outstanding to Prencen Lending as of the earlier of (a) the completion of an “Approved Acquisition”, as defined in the Securities Purchase Agreement; and (b) a future date certain. This determination date was subsequently deferred, by agreement of the parties, to February 27, 2007.

In connection with the Coty asset acquisition on February 9, 2007 (which constituted an “Approved Acquisition”), the number of shares issuable upon exercise of the Series B Warrant was fixed at two million, and the applicable exercise price at $1.35 per share, based upon the $76 million in principal amount of the Notes held by Prencen Lending on such date.

Any portion of the balance due under the Notes was convertible at any time, at the option of the holders(s), into shares of our common stock (“Conversion Shares”) at a price of $1.75 per share (subject to certain anti-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders were prohibited from converting any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion (the “Conversion Option”). The Notes described various events of default which included, but were not limited to (a) the failure to make effective by June 30, 2007, and keep effective thereafter, a registration statement to register the Conversion Shares issuable upon exercise of the Series A and B Warrants and other shares (the “Registration Statement”), (b) the suspension in trading of the Company’s stock for a defined period, (c) the failure to issue timely in response to a conversion notice received from a Note holder, and (d) the failure to have available sufficient authorized shares to enable the conversion of the Notes. In the event of a default, the holders of the Notes could have required the Company to redeem the Notes at the greater of a 25% premium, or the value of the shares underlying the conversion of such Notes at the time of the event of default (determined by reference to a definition of a maximum share price). In the event of a Change in Control of the Company (as defined), the holders of the Notes would have had the right (the “Change in Control Put”), for a period of 20 days subsequent to the receipt of notice of the Change in Control, to require the Company to redeem the Notes at the greater of a 20% premium, or the value of the shares underlying the conversion of such Notes at the time of the change in control (determined by reference to a definition of a maximum share price). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with a Change in Control Put included in the Notes (collectively the “Compound Derivative”) were bifurcated as derivatives required to be accounted for separately under FASB Statement No. 133 Accounting for Derivative Financial Instruments and Hedging Activities, and EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

On December 30, 2006 we entered into an agreement (the “Note Amendment Agreement”) with Prencen Lending and Prencen, amending certain terms and conditions of the Notes described above.

As amended, the Notes (the “Amended Notes”) had a term of 10 years from the date of the Note Amendment Agreement (subject to certain put and call rights described below) and bore interest at the rate of 9 percent per annum, subject to increase to up to 13% upon the nonoccurrence of certain specified events. However, as a consequence of the acquisition of the Coty brands, we had the option to accrue and capitalize interest until the Amended Notes mature. The interest rate on the Amended Notes will increase to 15% upon and during the continuance of an event of default.

Any portion of the balance due under the Amended Notes was convertible at any time, at the option of the holders(s), into shares of our common stock at a price of $0.42 per share (subject to certain anti-dilution adjustments, the “Conversion Shares”), provided that the holders could not convert any amounts due under the Amended Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively beneficially own more than 9.99 percent of the aggregate number of shares of our common stock outstanding following such conversion. We were entitled to require the exchange of up to $40.0 million in principal amount of the Amended Notes for shares of a newly created series of preferred stock on terms acceptable to us and Prencen Lending, at a premium of 15 percent, if necessary to maintain our stockholders’ equity at the level required pursuant to the continued listing standards of the American Stock Exchange, on which our Common Stock is listed.

At any time after the eighth anniversary of the Note Amendment Agreement, we or any holder were entitled to redeem all or any portion of the balance outstanding under the Amended Notes at a premium of 7 percent. The Amended Notes were redeemable by the holder(s) at any time upon the occurrence of an event of default or a change in control of the Company (as defined in the Amended Notes), at premiums of 25 and 20 percent, respectively. In addition, upon the consummation of an Approved Acquisition (as defined), the Company was entitled to redeem up to $10.0 million in principal amount of the Amended Notes at a premium of 15 percent, and $10.0 million in principal amount of the Amended Notes at a premium to be mutually agreed between the parties (see “Note Redemption and Re-Issuance” below).

The Amended Notes ranked junior to the Permitted Senior Indebtedness (as defined in the Amended Notes) and were secured by a perfected security interest in all of the assets of the Company and the stock and assets of each of our subsidiaries, pursuant to the terms of a security agreement, the guarantees of certain domestic subsidiaries of the Company and the guarantee of our Canadian subsidiary.

In connection with the issuance of the Amended Notes, Prencen Lending agreed to waive certain defaults arising under the Notes relating to the payment of accrued interest due December 31, 2006, to waive compliance with certain financial covenants through the end of our fiscal year ended February 28, 2007, and to defer until June 30, 2007 the requirement to file a registration statement with respect to the Conversion shares.

In addition, on December 27, 2006, we entered into a Second Amended and Restated Registration Rights Agreement also Bettinger shares in favor of Prencen and Prencen Lending to provide registration rights with respect to the Conversion Shares, the Preferred Stock issued to Prencen and the Common Stock into which the Preferred Stock may be converted. Under the Registration Rights Agreement, we were required to file a registration statement with respect to the registrable securities initially by June 30, 2007 and subsequently extended to September 30, 2007 and to use our best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days after the filing deadline if the registration statement is subject to a full review by the Securities and Exchange Commission).

Convertible Secured Notes - Current

On February 9, 2007, in connection with the acquisition of Calgon and the healing garden brands from Coty and the related senior financing facility, we redeemed and permanently retired $5.0 million in principal amount of the Amended Notes held by Prencen Lending at a premium of $0.75 million. In addition, we paid $4.4 million in accrued interest on the Amended Notes. The Company redeemed the remaining $86.0 million in aggregate principal amount of the Amended Notes and in exchange issued New Notes (the “New Notes”) with terms and conditions substantially identical to the Amended Notes, $76.0 million in aggregate principal amount to Prencen Lending and an additional $10.0 million in aggregate principal amount to Watershed Capital Partners, L.P. and Watershed Institutional Partners, L.P. (together, “Watershed”). The terms of this transaction were determined through negotiations between Prencen Lending and Watershed.

The New Notes are secured by a third lien on substantially all of our and our domestic subsidiaries’ assets and guaranteed by all of our subsidiaries. The New Notes mature on December 30, 2016 (subject to certain put and call rights described below) and bear interest at the rate of 9% per annum (subject to increase to up to 15% upon the occurrence or non-occurrence of certain events), payable monthly, in arrears. The acquisition of the former Coty brands constituted an “Approved Acquisition” and we have elected to capitalize interest accruing on the New Notes.

Any portion of the balance due under the New Notes will be convertible at any time, at the option of the holders(s), into shares of our common stock (at a price of $0.42 per share (subject to certain anti-dilution adjustments), provided that a holder may not, except in accordance with the terms of the New Notes, convert any amounts due under the New Notes if and to the extent that, following such a conversion, such holder and its affiliates would collectively beneficially own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion. In addition, we may require the exchange of up to $40.0 million in principal amount of the New Notes for shares of a newly created series of convertible preferred stock, on terms acceptable to us and the holders of a majority in principal amount of the New Notes, for a 15% exchange fee, payable in cash, if necessary to maintain our stockholder equity at the level required pursuant to the continued listing requirements of the American Stock Exchange.

At any time after the eighth anniversary of the issuance of the New Notes, we or any holder may redeem all or any portion of the balance outstanding under the New Notes at a premium of 7%. The New Notes are redeemable by the holder(s) of at least a majority in principal amount of the Notes at any time upon the occurrence of an event of default, or by any holder upon a change in control of Ascendia (as defined in the New Notes), at premiums of 25% and 20%, respectively.

The New Notes rank pari passu with each other and junior to the First Lien Facility and the Second Lien Facility.

The full principal amount of the New Notes is not convertible into Conversion Shares until twenty days after an Information Statement on Schedule 14C has been mailed to our stockholders describing, among other things, an action by consent that was taken by certain of our stockholders approving the conversion of the New Notes as required by the rules of the American Stock Exchange and approving an amendment to our certificate of incorporation to increase the number of authorized shares to such amount as is necessary to enable the conversion of the New Notes into and the exercise of the Series A Warrants and Series B Warrants for shares of our common stock.

Upon issuance of the Notes, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) and upon issuance of the New Notes amended with respect to the Conversion Shares, Warrant Shares (as defined in the Registration Rights Agreement), the Preferred Conversion Shares (as defined in the Registration Rights Agreement) and any shares of our Common Stock currently held or subsequently acquired by Watershed, Prencen or Prencen Lending (the “Registrable Securities”). Under the Registration Rights Agreement, we are required to file a registration statement with respect to the Registrable Securities by a date certain (initially by June 30, 2007 and subsequently extended to September 30, 2007) and to use our best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days therafter if the registration statement is subjected to a full review by the Securities and Exchange Commission). The Registration Rights Agreement contains penalties for the failure to comply with such deadlines or to maintain the effectiveness of the registration statement. In the event the Registration Statement is not timely filed or made effective or maintained effective (as described above) the holders of the Notes are also entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30-day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that the Company fails to timely issue shares in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants would be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery was not provided.

In addition, Prencen, Prencen Lending and Watershed were granted demand and piggyback registration rights on terms set forth in the Registration Rights Agreement.

Accounting for Issuance of Convertible Secured Notes

Consideration received from the issuance of the Notes on August 2, 2006 ($87.3 million, net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending), was allocated to the Series A and Series B Warrants and the Notes based on the relative fair value of each. The resulting $8.4 million value attributed to the Series A and Series B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($78.9 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the compound derivative discussed above (amounting to $38.3 million as of August 2, 2006) and $3.7 million of fees paid to Prencen. The debt issuance discount (totaling $50.4 million) and the cash and other deferred finance costs associated with the issuance of the New Notes (totaling $6.8 million), were initially being amortized to interest expense under the interest method over the five year period to the date that the five Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the five Year Put Option ($4.6 million) was initially being accreted over the same five year period, also under the interest method, as an increase to interest expense and the recorded value of the Notes.

The issuance of the Amended Notes on December 30, 2006, created a deemed extinguishment of debt in accordance with the guidance of EITF Issue 96-19. As a result, all previously deferred financing costs (having an unamortized costs of $6.6 million on December 30, 2006) were included in the loss on extinguishment. In addition, the value of the compound derivative associated with the December 30, 2006 issuance of the Amended Notes has also been included in the loss on deemed extinguishment of debt. Further, as discussed in EITF 96-19, the recorded value of the Amended Notes outstanding on December 30, 2006 was adjusted to the estimated fair market value of the Amended Notes following the deemed extinguishment. The difference of $48.0 million between the old derivative of $21.6 million and the new derivative value of $69.6 million has also been included in the loss recorded on deemed extinguishment. Finally, the difference of $17.2 million between the debt discount on the old derivative of $48.8 million and the debt discount on the new derivative of $31.6 has been included in the loss on extinguishment. The net loss on the deemed extinguishment of debt was $71.8 million. Subsequent to the December 30 restructuring, amortization of the debt issuance discount and the accretion of the 5% put premium remains under the effective interest method; however the period has been modified from 5 to 8 years, consistent with the extension of the date of the put option. Such amortization and accretion amounted to $0.8 million in the current quarter and $2.1 million since inception. Amortization of finance fees amounted to $0.1 million in the current quarter and $0.3 million for the year ended February 28, 2007.

As a result of redeeming $5.0 million of the Amended Notes on February 9, 2007, the Company recorded a $1.8 million gain on extinguishment of debt, as a result of a $4.3 million change in value of the compound derivative offset by the payment of a redemption fee of $0.8 million and the write-off the applicable debt discount of $1.7 million.

The liability recorded for the compound derivative is adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the compound derivative at February 28, 2007 is $66.3 million.

First and Second Lien Term Loans

In connection with the financing of the Coty Transaction, Ascendia and its subsidiaries entered into first and second lien term loans maturing in the year 2012. The terms and conditions are described in Note 3. At February 28, 2007, the amount outstanding under the term loans is $130.0 million.

Subordinated Note

In connection with the financing of the Coty asset acquisition, the seller took back a $20.0 million subordinated note as described in Note 3.

Revolver(s)

On August 3, 2006, we entered into a three-year $13.0 million revolving credit facility with CIT Group/Commercial Services, Inc. (“CIT”) We used this facility to fund approximately $5.6 million of the cash costs associated with the Convertible Secured Notes described above and approximately $0.1 million in expenses associated with this facility. In addition, another $0.9 million was drawn from the facility. This along with the $2.7 million in net proceeds from the issuance of the Notes was used to redeem certain shares of the Company’s Series A Junior Participating Preferred Stock from MarNan, LLC and Dana Holdings, LLC. The remainder of availability under the facility was used for working capital and general corporate purposes. The facility was secured by our United States accounts receivable and inventory.

On February 9, 2007, we terminated this facility and paid CIT a prepayment premium of $130.0 thousand and wrote-off the associated deferred financing costs of $0.3 million.

On the same date, we entered into a new $30.0 million revolving credit facility, as described in Note 3, which forms part of the First Lien Facility described above. At February 28, 2007, there was no amount outstanding under the Revolver. Availability under the revolving facility was $16.3 million as of February 28, 2007.

The aggregate maturities of long-term debt are as follows:

(Amounts in thousands)
FEBRUARY 28, 2007
2008	$2,000
2009	2,000
2010	2,000
2011	2,000
2012	72,000
2013	70,424
thereafter	122,893
$273,317

NOTE 7 – PENSION AND 401(K) PLANS

Pension Plans

We have two non-contributory defined benefit pension plans that cover substantially all our employees in the United States and Canada. It is our policy to fund, at a minimum, pension contributions as required by the Employee Retirement Income Security Act of 1974 (“ERISA”) each year. On May 1, 2004 the U.S. plan was frozen and no longer available to new employees for participation.

At February 28, 2007, the U.S. plan assets consisted of fixed return contracts. The Canadian plan assets consisted primarily of equities and fixed income instruments. The pension liabilities and their related costs are computed in accordance with the laws of the US and Canada and the appropriate actuarial practices.

Net periodic pension costs of the defined benefit pension plans for the year ended February 28, 2007 were as follows:

	(Amounts in thousands)
	U.S.	Canada	Total
Service costs on benefits earned during the year	$81	$233	$314
Interest cost on projected benefit obligation	103	195	298
Expected return on plan assets	(101)	(202)	(303)
Net periodic pension cost	$83	$226	$309

The present value of benefit obligations and funded status of the plans as computed by the actuaries as of February 28, 2007 were as follows:

	(Amounts in thousands)
	U.S.	Canada	Total
Projected benefit obligation	$(1,835)	$(3,948)	$(5,783)
Plan assets at fair value	1,628	3,393	5,021
Funded status	(207)	(555)	(762)
Unrecognized net loss	(182)	(101)	(283)
Net pension liability	$(389)	$(656)	$(1,045)

As of February 28, 2007, the accumulated benefit obligation was $2.0 million for the U.S. Plan and $4.1 million for the Canadian plan.

Amounts recognized in the consolidated balance sheet as of February 28, 2007 consist of:

	(Amounts in thousands)
	U.S.	Canada	Total
Current portion of accrued benefit liability,
included in accrued expenses	$(126)	$(251)	$(377)
Long term portion of accrued benefit liability,
included in other long term liabilities	(263)	(405)	(668)
Net amount recognized	$(389)	$(656)	$(1,045)

Weighted-average assumptions used in developing the projected benefit obligation and net cost as of and for the year ended February 28, 2007 were as follows:

	U.S.	Canada
Discount rate	5.50%	5.00%
Rate of increase in compensation - U.S. Plan is a flat rate as per negotiation with
local union	0.00%	3.00%
Rate of return on plan assets	6.50%	7.00%

The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

Plans’ Assets

The weighted-average asset allocation of the U.S. and Canadian pension benefits were as follows:

	February 28, 2007		February 28, 2006
	U.S.	Canada	U.S.	Canada
Equity Securities	0%	72%	0%	75%
Debt securities	100%	28%	100%	22%
Other	0%	0%	0%	3%
Total	100%	100%	100%	100%

Our investment policies and strategies for the pension plans utilize target allocations for the individual asset categories. Our investment goals are to maximize returns subject to specific risk management policies.

Cash Flows

For the U.S. plan the benefits expected to be paid in each year ending February 28, 2008-2012 are $52,313, $54,906, $60,777, $67,822, and $71,342, respectively. The aggregate benefits expected to be paid in the five years from 2013-2017 are $492,608.

For the Canadian plan the benefits expected to be paid in each year ending February 28, 2008-2012 are $115,126, $74,043, $145,996, $228,405 and $69,315, respectively. The aggregate benefits to be paid in the five years from 2013-2017 are $1,932,743.

The expected benefits are based on the same assumptions used to measure our benefit obligation at February 28 and include estimated future employee service.

The following is a roll forward of the projected benefit obligation and the plan assets for fiscal 2007:

	(Amounts in thousands)
	U.S.	Canada	Total
Benefit obligation at
February 28, 2006	$1,962	$3,637	$5,599
Service cost	81	233	314
Interest cost	103	195	298
Plan participants’ contributions	—	69	69
Actuarial (gain) /loss	(8)	—	(8)
Other	—	(1)	(1)
Benefits paid	(122)	(83)	(205)
Benefit obligation at
February 28, 2007	$2,016	$4,050	$6,066

Fair value of plan assets at
February 28, 2006	$1,584	$2,737	$4,321
Actual return on plan assets	63	336	399
Employer contributions	103	367	470
Plan participant contributions	—	69	69
Other	—	(33)	(33)
Benefits paid	(122)	(83)	(205)
Fair value of plan assets at
February 28, 2007	$1,628	$3,393	$5,021

Net periodic pension costs of the defined benefit pension plans for the year ended February 28, 2006 were as follows:

	(Amounts in thousands)
	U.S.	Canada	Total
Service costs on benefits earned during the period	$82	$208	$290
Interest cost on projected benefit obligation	101	177	278
Expected return on plan assets	(99)	(171)	(270)
Net periodic pension cost	$84	$214	$298

The present value of benefit obligations and funded status of the plans as computed by the actuaries as of February 28, 2006 were as follows:

	(Amounts in thousands)
	U.S.	Canada	Total
Projected benefit obligation	$(1,811)	$(3,441)	$(5,252)
Plan assets at fair value	1,584	2,736	4,320
Funded status	(227)	(705)	(932)
Unrecognized net loss	(151)	(196)	(347)
Net liability	$(378)	$(901)	$(1,279)

As of February 28, 2006, the accumulated benefit obligation was $2.0 million for the U.S. Plan and $3.2 million for the Canadian plan. Amounts recognized in the combined balance sheet as of February 28, 2006 consist of:

	(Amounts in thousands)
	U.S.	Canada	Total
Current portion of accrued benefit liability,
included in accrued expenses	$(103)	$(208)	$(311)
Long term portion of accrued benefit liability,
included in other long term liabilities	$(275)	$(693)	$(968)
Net amount recognized	$(378)	$(901)	$(1,279)

Weighted-average assumptions used in developing the projected benefit obligation and net cost for the year ended February 28, 2006 were as follows:

	U.S.	Canada
Discount rate	5.50%	5.00%
Rate of increase in compensation	0.00%	3.00%
Rate of return on plan assets	6.50%	7.00%

The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns, without adjustments.

The following is a roll forward of the projected benefit obligation and the plan assets for the year ended February 28, 2006:

	(Amounts in thousands)
	U.S.	Canada	Total
Benefit obligation at
February 28, 2005	$1,847	$2,943	$4,790
Service cost	82	208	290
Interest cost	101	177	278
Plan participants’ contributions	—	70	70
Actuarial gain	108	166	274
Other	0	211	211
Benefits paid	(176)	(138)	(314)
Benefit obligation at
February 28, 2006	$1,962	$3,637	$5,599

Fair value of plan assets at
February 28, 2005	$1,590	$2,208	$3,798
Actual return on plan assets	52	222	274
Employer contributions	118	216	334
Plan participants’ contributions	—	70	70
Other	—	159	159
Benefits paid	(176)	(138)	(314)
Fair value of plan assets at
February 28, 2006	$1,584	$2,737	$4,321

Net periodic pension costs of the defined benefit pension plans for the year ended February 28, 2005 were as follows:

	(Amounts in thousands)
	U.S.	Canada	Total
Service costs on benefits earned during the period	$81	$183	$264
Interest cost on projected benefit obligation	99	156	255
Expected return on plan assets	(99)	(147)	(246)
Net periodic pension cost	$81	$192	$273

Weighted-average assumptions used in developing the projected benefit obligation and net cost for the year ended February 28, 2005 were as follows:

	U.S.	Canada
Discount rate	5.75%	5.25%
Rate of increase in compensation	0.00%	3.00%
Rate of return on plan assets	6.50%	7.00%

401(k) Plan

The Company also has a defined contribution plan under Section 401(k) of the Internal Revenue Code for all United States employees. Employees can elect to contribute up to certain maximum percentages of their weekly gross pay. The Company matches are discretionary. The Company had no discretionary matches for the Fiscal years ended February 28, 2005, 2006 and 2007.

NOTE 8 – INCOME TAXES

As a result of the net operating loss incurred for the years ended February 28, 2007, 2006 and 2005, there is no income tax provision in the accompanying financial statements. Due to the uncertainty that future taxable income will be generated during the periods in which the temporary differences underlying the Company’s deferred tax assets become deductible, management has recorded a full valuation allowance against the net deferred tax assets at February 28, 2007 and February 28, 2006.

Pre-tax loss for the years ended February 28, 2007, 2006 and 2005 is as follows:

	(Amounts in thousands)
	2007	2006	2005
United States	$101,292	$48,362	$3,963
Foreign	2,311	551	26
	$103,603	$48,913	$3,989

The significant components of our net deferred tax assets at February 28, 2007 and 2006 are as follows:

Deferred tax assets (liabilities):

	(Amounts in thousands)
	February 28,	February 28,
	2007	2006
Accounts receivable	$1,075	$180
Inventory	1,450	240
Fixed asset depreciation and amortization	410	(2,938)
Compensatory stock	335	0
Accrued expenses and other	385	530
Deferred finance fees	4,175	—
Net operating loss carry forward	15,140	7,755
Total deferred tax assets	22,970	5,767
Valuation allowance	(22,970)	(5,767)
Net deferred tax assets	$—	$—

The Company has a consolidated net operating loss carry forward of approximately $36.0 million for U.S. income tax purposes which will begin to expire in 2022. Of this amount, approximately $2.4 million is subject to certain limitations as a result of the change in control that occurred with the merger. The Canadian net operating loss carry forward of approximately U.S. $3.6 million will begin to expire in 2011.

A reconciliation summary of the differences between the statutory federal rate and our effective tax rate for the years ended February 28, 2007, 2006 and 2005 is as follows:

Statutory tax expense (benefit)	(34.00)%
State income taxes, net of federal benefit	(5.00)%
Permanent differences	22.00%
Valuation allowance	17.00%
Effective tax rate	0.00%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We have various non-cancelable operating leases for manufacturing and office facilities. Rent expense was $1.3 million, $0.7 million and $0.7 million, respectively in fiscal years 2007, 2006 and 2005. Future minimum payments under capital lease arrangements are not material. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

(Amounts in thousands)
OPERATING
LEASES
2008	$1,280
2009	1,125
2010	1,110
2011	866
2012	102
Thereafter	0
Total minimum lease payments	$4,483

In addition to the above lease obligations, we had purchase obligations of $ $2.8 million due within one year as of February 28, 2007.

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

Wachovia Capital Markets

By letter dated March 16, 2007 Wachovia Capital Markets L.L.C. demanded a transaction fee of $1.75 million relating to our acquisition of the Calgon and the healing garden brands from Coty. Wachovia’s claim is based upon an agreement dated May 10, 2006 between the Company and Wachovia pursuant to which Wachovia agreed to render certain advisory services to the Company in connection with the acquisition. On June 29, 2007 the Company and Wachovia entered into a settlement agreement, in connection with which the Company paid Wachovia the sum of $1 million in settlement of Wachovia’s claims.. The obligation for this settlement was accrued for as of February 28, 2007 and capitalized as part of the purchase price in connection with the Coty asset acquisition.

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

NOTE 10 – STOCK AWARDS, STOCK OPTIONS AND WARRANTS

Share-Based Awards

The adoption of SFAS No. 123(R) effective March 1, 2006 requires us to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including stock options and restricted stock. SFAS No. 123(R) supersedes APB No. 25, which we previously applied for all periods prior to 2007.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires application of the accounting standard as of March 1, 2006, and the consolidated financial statements for 2007 reflect such impact. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

On February 23, 2007, we granted stock options for 2,857,500 shares of common stock. One-third of the options vested immediately with one-third vesting on the first anniversary date of grant and the remaining one-third vesting on the second anniversary date of grant. Using the Black-Scholes option pricing model, the estimated fair value of the options was $0.80 per share for total compensation expense of $2.3 million to be recognized over the options vesting periods. In accordance with SFAS No. 123(R), we recorded expense of $0.8 million for the options that vested during the year ended February 28, 2007.

On February 22, 2007, we granted 1,000,000 shares of our common stock to directors and employees in the form of restricted stock. The fair value of the stock awards was $2.0 million on the date of grant. We recorded a stock-based compensation expense of $1.2 million for the portion of the awards that vested during the year ended February 28, 2007.

As a result of the Merger on May 20, 2005, all previously issued options of 556,668 that were unvested on that date became automatically vested. On December 26, 2006, 40,000 options expired unexercised. On February 14, 2007, options on 200 shares of common stock were exercised in a cashless transaction which resulted in the issuance of 122,840 shares of common stock.

The following information applies to options outstanding at February 28, 2007:

				Weighted Average
	Shares	Exercisable	Non-vested	Exercise Price
Outstanding at May 20, 2005	556,668	556,668	0	$1.52
Granted, exercised or forfeited	0	0	0	$0.00
Outstanding at February 28, 2006	556,668	556,668	0	$1.52
Granted – February 23, 2007	2,857,500	952,500	1,905,000	$2.00
Exercised – pre merger	(200,000)	(200,000)	0	$0.91
Forfeited – pre merger	(40,000)	(40,000)	0	$0.55
Outstanding at February 28, 2007	3,174,168	1,269,168	1,905,000	$2.00

At February 28, 2007, the aggregate intrinsic value of options outstanding and exercisable was $0.1 million. The weighted average remaining contractual term of options outstanding and exercisable at February 28, 2007 was 9.55 years. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s closing stock price as of February 28, 2007, which would have been received by the option holders had they exercised their in-the-money options as of that date. The intrinsic value of options exercised for the year ended February 28, 2007 was $0.3 million. There were no options exercised for the years ended February 28, 2006 and 2005.

Warrants

From the date of the Merger to February 28, 2007, 163,500 warrants, have been exercised at an exercise price of $1 per share. As part of the agreement related to the issuance of the convertible secured notes (see Note 6), the following warrants were issued:

Prices	Class	Shares
$1.35	B	2,000,000
$2.10	A	3,053,358
$3.76	Other	137,615
$4.37	Other	552,632
		5,743,605

		Weighted Average
	Shares	Exercise Price
Outstanding and exercisable at May 20, 2005	2,230,044	$3.96
Granted	500,000	$6.00
Exercised	(131,500)	$1.00
Forfeited	(105,000)	$1.00
Outstanding and exercisable at February 28, 2006	2,493,544	$4.67
Granted	5,743,605	$2.10
Exercised	(32,000)	$1.00
Forfeited	(0)	$0.00
Outstanding and exercisable at
February 28, 2007	8,205,149	$2.88

NOTE 11 – CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE

Capital Structure:

At February 28, 2007, our outstanding share capital was comprised of: (i) 36,758,541 shares of common stock, (ii) 300 shares of Series B Junior Participating Preferred Stock, and (iii) 30 shares of Series B-1 Junior Participating Preferred Stock. At February 28, 2006 there were 2,553.7 shares of Series A Junior Participating Preferred Stock. On August 2, 2006, we redeemed 205.9 shares of Series A Preferred Stock. On February 22, 2007, 2,347.8 shares of Series A Preferred Stock were converted to 23,966,645 shares of Common Stock.

The Series A Preferred Stock was issued in connection with the completion of the merger as described in Note 1 to the consolidated financial statements. Holders of the Series A Preferred Stock are entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. In addition to the dividends payable to holders of Series A Preferred Stock, the Company shall declare a dividend or distribution on the Series A Preferred Stock equal to any amount declared on the Common Stock. Holders of the Series A Preferred Stock (using the number of common shares into which each share of Series A Preferred Stock is convertible) and holders of Common Stock vote together as one class on all matters submitted to a vote of stockholders of the Company, provided however that the holders of the Series A Preferred Stock are not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock are entitled to liquidation preferences over all other classes of capital stock. Holders of Series A Preferred Stock shall receive an amount equal to $1,000 per share of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution to the holders of any other class of capital stock. If the assets available for distribution are sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Series A Preferred Stock shall share equally with holder of the Common Stock on a per share basis (using the number of common shares into which each share of Series A Preferred Stock is convertible). Each share of Series A Preferred Stock carries the voting rights on a basis such that the rights of the Series A Preferred Stock as a whole correspond to 65 percent of the aggregate rights of the Series A Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company’s authorized share capital, each share of Series A Preferred Stock will automatically convert into shares of Common Stock on such a basis that, following conversion, the holders of the Series A Preferred Stock will hold the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion.

On May 3, 2006, at the shareholders meeting, approval was obtained to increase the number of authorized shares of common stock to 225,000,000.

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

	(Amounts in 000’s)
Year ended	February 28, 2007	February 28, 2006
Allocation of net loss
Basic and Diluted:
- Common Stock	$(104,356)	$(47,733)
- Series A Preferred	—	(1,834)
	(104,356)	(49,567)
Series A preferred stock - beneficial conversion
feature accreted as a dividend	753	654
Net loss	$(103,603)	$(48,913)

The Series A Preferred shares contained an anti-dilution provision that adjusted the conversion ratio upon the exercise of certain options or warrants outstanding as of the date of the merger. This required that we record a deemed dividend each time warrants or options in question were exercised. The amount of the deemed dividend represents the value of the additional common shares into which the Series A Preferred shares became convertible as a result of the anti-dilution provisions. The deemed dividend was $753 thousand and $654 thousand respectively, for the years ended February 28, 2007 and 2006.

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock outstanding during the period utilized in the calculation of loss per share:

Year ended February 28	2007	2006
Weighted average number of Common Stock shares basic and diluted	14,103,149	13,795,100
Weighted average number of Series A Preferred shares basic and diluted -	2,390	2,554
Basic and diluted net loss per share common	$(7.40)	$(3.46)
Basic and diluted net income (loss) per share -
Series A Preferred	$—	$(718)

NOTE 12 – SEGMENT AND GEOGRAPHIC INFORMATION

As a result of reporting the wireless applications development division as a discontinued operation, we operated in only one operating segment. Accordingly, only geographic information is presented for the fiscal years ended February 28, 2007, 2006 and 2005.

	(Amounts in 000’s)
		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
As of and for the year ended February 28, 2007:
United States	$74,060	$157,549
Canada	15,072	585
Other foreign countries	10,510	—
Total	$99,642	$158,134

		LONG-LIVED
GEOGRAPHIC	NET SALES	ASSETS
As of and for the year ended February 28, 2006:
United States	$54,863	$52,226
Canada	15,938	644
Other foreign countries	8,717	—
Total	$79,518	$52,870

GEOGRAPHIC	NET SALES
As of and for the year ended February 28, 2005:
United States	$45,955
Canada	15,310
Other foreign countries	8,596
Total	$69,861

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES (amounts in thousands)

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services and (until June 2005) leased office facilities to us. THGLLP also paid expenses on our behalf. THGLLP invoiced us for professional fees, facility usage and reimbursable expenses for a total of $110.0, $411.1 and $523.9, respectively for the years ended February 28, 2007, 2006 and 2005. At February 28, 2007, and February 28, 2006, we owed THGLLP $6.9 and $43.4, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 100.0 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. At February 28, 2007, MarNan owned 19.0 percent of the Company’s Common Stock.

Zephyr Ventures LLC (ZVLLC) provided consulting services to the Company. Edward J. Doyle, a member of our Board of Directors effective May 20, 2005, is a Managing Member of ZVLLC. For the year ended February 28, 2006, ZVLLC invoiced the Company for $19.1. For the year ended February 28, 2005, ZVLLC invoiced the Company for $28.4. Effective May 20, 2005, the date of the merger, ZVLLC ceased providing consulting services to the Company. No monies were due ZVLLC at February 28, 2007, 2006 and 2005.

Kenneth D. Taylor, a member of our Board of Directors effective May 20, 2005, provided consulting services to the Company. For the year ended February 28, 2006, Mr. Taylor invoiced us $5.0 for services rendered prior to the Merger. For the year ended February 28, 2005 and for prior periods, he did not invoice the Company. Effective May 20, 2005, the date of the merger, he ceased providing consulting services to us. No monies were due Mr. Taylor at February 28, 2006 and 2005.

The Hermes Group LLC (THGLLC), a limited liability company, provided investment banking, acquisition and corporate advisory services to us. For the year ended February 28, 2007, THGLLC invoiced us $481.9 for business advisory services. For the year ended February 28, 2006, THGLLC invoiced us $429.3 for business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which owns 19.0 percent of our common stock. There was a balance due to THGLLC of $10.0 and $16.9, respectively as of February 28, 2007 and 2006. THGLLC did not perform any services for the year ended February 28, 2005.

In addition, during the year ended February 28, 2006 we paid a fee of $1,000 (capitalized as part of deferred finance fees related to the funding of the purchase price of the Playtex asset acquisition - see Note 3) to THGLLC as compensation for advisory, diligence and other services rendered to the Company in connection with our acquisition of certain brands and related assets from Playtex in November 2005.

M2 Advisory Group LLC (M2AG), a limited liability company, provided investment banking, acquisition and corporate advisory services us. For the year ended February 28, 2007 M2AG invoiced us for $73.4 as compensation for business advisory services. For the years ended February 28, 2006 and 2005, M2AG did not provide any services. Mark I. Massad is a member of M2AG and a member of MarNan LLC, which is a 19.0% shareholder of our common stock. As of February 28, 2007, there was no balance due to M2AG.

In addition, during the year ended February 28, 2007 M2AG was paid a fee of $2,700.0 (capitalized by the Company as part of deferred finance fees related to the funding of the purchase price of the Coty asset acquisition - see Note 3) to M2AG as compensation for advisory, diligence and other services rendered to us in connection with our acquisition of certain brands and related assets from Coty in February 2007.

Joseph A. Falsetti (who is a Director and until March 12, 2007 was our President and Chief Executive Officer) and/or members of his immediate family own beneficially 100.0 percent of the ownership interests in Dana Holdings, LLC (“Dana Holdings”), a New Jersey limited liability company. Dana Holdings owns 21.70 percent of our common stock. During the year ended February 28, 2006 we paid guarantee fees of $400.0 each to Dana Holdings and MarNan in connection with the short-term Bridge Loan described in Note 3 to the fiscal 2006 consolidated financial statements. These guarantee fees were capitalized as deferred debt costs in connection with the Bridge Loan. Payment of such fees was approved by the unanimous vote of the Board of Directors.

The Company’s management believes the charges for the related party services listed above are consistent with the amounts that would be paid to independent third parties.

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results for the years ended February 28, 2007 and 2006:

	(Amounts in thousands, except for per share amounts)
	Thirteen Weeks Ended
	May 27	August 26	November 25	February 28
	2006	2006	2006	2007 (1)
2007
Net sales	$24,922	$24,404	$24,545	$25,771
Gross profit	4,341	4,070	3,372	3,382
Net income (loss)	(3,544)	3,138	6,335	(109,532)
Income (loss) per share:
Basic - common	$(0.27)	$0.23	0.19	(7.55)
Diluted - common	—	(0.14)	(0.09)	—
Basic and diluted - preferred	$—	$—	1,621	(1,621)

	Thirteen Weeks Ended
	May 28	August 27	November 26	February 28
	2005	2005	2005	2006 (2)
2006
Net sales	$17,351	$16,841	$18,377	$26,981
Gross profit	1,051	804	1,229	1,371
Net loss	(2,128)	(2,505)	(515)	(43,765)
Income (loss) per share:
Basic and diluted - common	$(0.02)	$(0.21)	$(0.05)	$(3.18)
Basic and diluted - preferred	$(718)	$—	$—	$—

Notes:

1.	Net loss for the fourth quarter for the year ended February 28, 2007 consisted primarily of a loss on extinguishment of debt of ($70.3) million, a decrease in the fair value of compound derivative liability of ($3.7) million, a loss from discontinued operations of ($20.0) million, a loss from operations of ($7.7) million and interest expense of ($3.6) million.

2.	Net loss for the fourth quarter for the year ended February 28, 2006 consisted primarily of a goodwill impairment charge of ($35.1) million

Schedule II

Ascendia Brands, Inc. and Subsidiaries
Valuation and Qualifying Accounts

	(Amounts in thousands)
	Balance				Balance
	Beginning	Additions			End
	of	Charged	Charged		of
	Period	to expense	to other	Deductions	Period
For the year ended
February 28, 2007
Allowance for doubtful accounts	$(476)	$(7)		94	$(389)
Valuation allowance for deferred tax	(5,767)	—	(17,203)	—	(22,970)
Allowance for sales returns and
customer deductions	(51)	(7,630)	—	5,157	(2,524)

For the year ended
February 28, 2006
Allowance for doubtful accounts	$(496)	$(244)	$	$264	$(476)
Valuation allowance for deferred tax	(2,653)	—	(3,114)	—	(5,767)
Allowance for sales returns	(51)	—	—	—	(51)

For the year ended
February 28, 2005
Allowance for doubtful accounts	$(515)	$(253)	$(1)	$273	$(496)
Valuation allowance for deferred tax	(1,231)	—	(1,422)	—	(2,653)
Allowance for sales returns	(51)	—	—	—	(51)

S-1