Form 10-Q
period 2007-05-26
ASCENDIA BRANDS, INC.
filed 2007-07-24
CIK 843494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal thirteen weeks ended May 26, 2007

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

On July 24, 2007, the issuer had outstanding 41,779,840 shares of common stock, $.001 par value per share.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES
FORM 10-Q
THIRTEEN WEEKS ENDED MAY 26, 2007

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries
Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	May 26, 2007	February 28, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$466	$3,303
Trade receivables, net of allowances of
$3,539 at May 26, 2007 and $2,913 at February 28, 2007	11,651	9,444
Inventories	24,649	28,633
Miscellaneous receivables	3,569	1,517
Prepaid expenses and other	5,385	5,761

Total current assets	45,720	48,658

Property, plant and equipment, net	8,233	6,500
Intangibles, net	148,402	151,634
Other assets, net	9,910	10,103

Total assets	$212,265	$216,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,537	$8,943
Accrued expenses	4,197	5,480
Accrued interest	2,803	1,146
Reserve for customer returns	720	4,479
Current portion of long-term debt	2,000	2,000
Total current liabilities	20,257	22,048
Long-term debt, less current portion	274,732	271,317
Long-term pension obligation	691	668
Total liabilities	295,680	294,033

Stockholders’ Equity:
Convertible preferred stock, par value $.001 per share; Authorized
1,000,000 shares; issued and outstanding 330 Class B & B-1 shares
at May 26, 2007 and at February 28, 2007	—	—
Common stock, par value $.001 per share; Authorized 225,000,000 shares; issued and outstanding 41,779,840 shares at May 26, 2007
and 36,758,541 at February 28, 2007	42	37
Additional paid in capital	75,363	74,828
Accumulated deficit	(157,954)	(151,435)
Accumulated comprehensive loss	(866)	(568)
Total stockholders’ deficit	(83,415)	(77,138)
Total liabilities and stockholders’ deficit	$212,265	$216,895

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended
	May 26,	May 27,
	2007	2006
Net sales	$41,951	$24,847
Cost of sales	29,565	20,193

Gross Profit	12,386	4,654

Operating expenses:
Selling and marketing	4,390	1,401
General and administrative	7,829	2,630
Total operating expenses	12,219	4,031

Income from operations	167	623

Interest expense	(7,153)	(2,484)
Amortization of finance fees and debt discount	(834)	(1,171)
Gain on revaluation of compound derivative	1,035	—
Other income	552	144
Total other/ interest expense	(6,400)	(3,511)

Loss from continuing operations before income taxes	(6,233)	(2,888)

Income taxes	—	—

Loss from continuing operations	(6,233)	(2,888)

Loss from discontinued operations	(286)	(656)

Net loss	(6,519)	(3,544)

Series A Preferred stock beneficial conversion feature
accreted as a dividend	—	204

Net loss available to common stockholders	$(6,519)	$(3,748)

Basic and diluted loss per common share
Continuing operations	$(0.15)	$(0.22)
Discontinued operations	(0.01)	(0.05)
	$(0.16)	$(0.27)

Basic and diluted loss per preferred share	$—	$—
Shares used in computing loss per share:
Basic and diluted- common	41,779,840	13,907,351
Basic and diluted - preferred	330	2,554

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the thirteen weeks ended May 26, 2007

(Amounts in thousands, except for share and per share data)

	Series B &
	B-1	Series A					Accumulated
	Preferred	Preferred	Common	Common	Additional		Other
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at
February 28, 2007	330	$—	36,758,541	$37	$74,828	$(151,435)	$(568)	$(77,138)
Net loss	—	—	—	—	—	(6,519)	—	(6,519)
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(298)	(298)
Comprehensive income	—	—	—	—	—	—	—	6,817
Stock based compensation					540			540
Common stock issued to
Coty	—	—	5,021,299	5	(5)			—
Balance at
May 26, 2007 (unaudited)	330	$—	41,779,840	$42	$75,363	$(157,954)	$(866)	$(83,415)

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended
	May 26, 2007	May 27, 2006
Cash flows from operating activities:
Net loss from continuing operations	$(6,233)	$(2,888)
Adjustments to reconcile net loss
to net cash used in continuing operations:
Depreciation and amortization	3,470	983
Provision for uncollectible accounts receivable	9	77
Amortization of deferred financing costs and debt discount	834	1,171
Gain on revaluation of compound derivative liability	(1,035)	—
Stock-based compensation	540	—
Non-cash interest on convertible notes and subordinated debt	3,160
Changes in operating assets and liabilities:
Trade receivables	(2,216)	(5,755)
Inventories	3,984	1,322
Prepaid expenses and other	377	1,548
Other assets	(2,198)	—
Accounts payable	1,589	2,213
Accrued expenses	(3,386)	375
Long-term pension obligations	23	(100)
Cash used in continuing operations	(1,082)	(1,054)
Cash used in discontinued operations	(286)	(350)
Net cash used in operating activities	(1,368)	(1,404)
Cash flows from investing activities
Purchase of property, plant and equipment	(1,993)	(211)
Proceeds on disposal of property, plant and equipment	21	21
Net cash used in investing activities	(1,972)	(190)
Cash flows from financing activities
Net borrowings from revolver	1,293	—
Financing costs	—	(35)
Repayment of principal on first lien	(500)	—
Repayments of capital leases	—	(10)
Proceeds from exercise of warrants	—	31
Net cash provided by (used in) financing activities	793	(14)
Effect of exchange rates on cash	(290)	70
Net (decrease) increase in cash and cash equivalents	(2,837)	(1,538)
Cash and cash equivalents at the beginning of period	3,303	1,876
Cash and cash equivalents at the end of period	$466	$338

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,361	$1,982

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements May 26, 2007

NOTE 1 -- DESCRIPTION OF BUSINESS AND REORGANIZATION

Introduction

Ascendia Brands, Inc. (“Ascendia," or the “Company," the “Registrant," “we” or “us”) manufactures, markets and sells nationally and internationally known branded products in the health and beauty care categories. Our portfolio includes Baby Magic®, Binaca®, Mr. Bubble®, Calgon™, the healing garden® , Lander®, Lander essentials®, Ogilvie®, Tek®, Dorothy Gray® and Tussy®. We sell our products through a variety of channels, concentrating primarily on the mass merchandiser, drug, grocery and dollar store outlets.

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

Cenuco, Inc. Cenuco, Inc. Wireless is a Florida corporation with executive offices in Boca Raton, Florida. Cenuco, Inc. formerly developed and marketed wireless data applications, with a focus on live video streaming to cellular devices across any carrier or handset platform. Cenuco, Inc. ceased operations as of June 30, 2007 and is being accounted for as a discontinued operation.

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

The merger was completed through the issuance of 2,553.7 shares of Cenuco, Inc.’s Series A Junior Participating Preferred Stock (representing 65 percent of the aggregate outstanding voting power of Cenuco, Inc.’s capital stock) in exchange for all the outstanding membership units of HACI. As a consequence of the Merger, HACI, together with its wholly owned subsidiaries Ascendia Brands (Canada) Ltd, (then called Lander Co. Canada, Ltd), Ascendia Real Estate (then called Hermes Real Estate I LLC) and Lander, became wholly owned subsidiaries of Cenuco, Inc.

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

The allocation of the purchase price equivalent was finalized by the Company in the quarter ended February 28, 2006 as noted above. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment, which led to Goodwill impairment charges of $14.6 million and $35.1 million, respectively.

DISCONTINUED OPERATIONS

In February 2007, the Company committed to the sale of its wireless subsidiary and as a result this operation has been presented as a discontinued operation in the accompanying financial statements. Subsequent to year end the Company made a determination that a sale was no longer likely and decided to liquidate the wireless operations. Cenuco, Inc. ceased operations as of June 30, 2007 and is being accounted for as a discontinued operation.

Summarized financial information for the discontinued operation is as follows:

	(Amounts in thousands)

	Thirteen weeks	Thirteen weeks
	ended May 26	ended May 27
	2007	2006
Net sales	$—	$75
Net loss from operations	(286)	(656)
Income (loss) per share:
Basic and diluted - common	$(0.01)	$(0.05)

Net assets related to discontinued operations as of May 26, 2007 and February 28, 2007 were fully impaired resulting in no carrying value.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying financial statements of Ascendia Brands, Inc, and its subsidiaries as of and for the thirteen weeks ended May 26, 2007 and May 27, 2006 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

A summary of our significant accounting policies follows:

Basis of Consolidation: As of and for the thirteen week ended May 26, 2007 and May 27, 2006, the statements are prepared on a consolidated basis. The accompanying consolidated financial statements include the accounts of Ascendia Brands, Inc. and subsidiaries. All intercompany accounts have been eliminated in consolidation.

Cash Equivalents: We consider all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Accounts Receivable: Trade accounts receivables are recorded at the invoiced amount and do not bear interest. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase our operating costs.

Sales Returns: In connection with the acquisition of the Calgon and the healing garden brands from Coty we established a reserve for sales returns in anticipation of Calgon and the healing garden holiday gift set returns from retail customers. We estimate the reserve for returns based on historical and current sales patterns and retail sell-through, and will adjust the reserve amount periodically as necessary. When the customer does not have a related accounts receivable balance the return reserve is recorded in accrued liabilities.

Miscellaneous Receivables: In the normal course of business, we generate minor non-trade receivables. As of May 26, 2007, the balance was $3.6 million, which included a receivable of $3.5 million from Coty with respect to the transition services agreement associated with the acquisition of the former Coty brands (see Note 3). As of February 28, 2007, the balance was $1.5 million, which included a receivable of $1.4 million from Coty with respect to the transition services agreement associated with the acquisition of the former Coty brands (see Note 3).

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

Prepaid Expenses: Prepaid expenses were $5.4 million and $5.8 million, respectively as of May 26, 2007 and February 28, 2007. Prepaid expenses consists primarily of the unamortized portion of the signing bonus of $2.0 million paid in February 2007 to incoming CEO Steven R. Scheyer (start date of March 12, 2007) and approximately $3.0 million paid to Coty to be used to purchase raw materials for product production (no draw-downs as of May 26, 2007 and February 28, 2007). The balance of prepaid expenses for both thirteen week periods consisted of various payments that are for items that are amortized and expensed in the normal course of business.

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

If we determine that a change is required to the useful life of an asset, future depreciation/amortization is adjusted accordingly.

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

Goodwill and Indefinite Lived Intangibles

As a result of the merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49.7 million associated with the subsequently discontinued wireless applications development division. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulae), initially estimated to have indefinite lives. As a result of the purchase of assets from Coty on February 9, 2007 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $10.3 million being allocated to intangible assets (product formulae), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangibles that have indefinite lives not be amortized but be reviewed for impairment annually or more frequently if impairment indicators arise. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, we tested the carrying value of goodwill for impairment, which led to goodwill impairment charges of $14.6 million and $35.1 million, respectively being recorded in the statement of operations, which are now presented as discontinued operations. During the quarter ended February 28, 2007, we tested the carrying value of the $16.9 million of indefinite lived intangible assets related to the acquisition of the former Playtex brands. This led to an impairment charge of $1.8 million being recorded in the statement of operations for some of the brands acquired from Playtex. In the quarter ended May 26, 2007, the Company assigned a finite life to all brands and formulae and began to amortize the assets over the expected useful life (see “Amortizable Intangible Assets” below). As a result there are no remaining indefinite lived intangible assets as of May 26, 2007.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and be reviewed for impairment. As a result of the acquisition of the former Playtex brands on November 16, 2005, an allocation of the purchase price resulted in $30.4 million being allocated to customer relationships. The estimated useful life is 10 years and amortization is being recorded on a straight-line basis. In addition, beginning with the quarter ended May 26, 2007, the Company has assigned an estimated useful life of 5 or 20 years to former Playtex brands of $12.6 million. Prior to this quarter, the brands and formulae had been assigned an indefinite life. The amortization expense recorded for the thirteen weeks ended May 26, 2007 and May 27, 2006 was $1.0 million and $0.8 million respectively.

As a result of the acquisition of the former Coty brands on February 9, 2007, an allocation of the purchase price resulted in $49.2 million being allocated to customer relationships, $51.0 being allocated to brand names, $10.3 million being allocated to formulations and $0.4 million being allocated to the order backlog. The estimated useful lives are 10 years for customer relationships and formulations and 10 to 20 years for the brand names, to be amortized on a straight-line basis. The amortization expense recorded for the thirteen weeks ended May 26, 2007 was $2.2 million.

Intangible Assets

Balances of acquired intangible assets for the thirteen weeks ended May 26, 2007 are as follows

(Amounts in thousands)
	Formulae
	And	Customer
	Trademarks	Relationships	Total
Carrying value at February 28, 2007	$76,251	$75,383	$151,634
Amortization	(1,334)	(1,898)	(3,232)
Carrying value, May 26, 2007	$74,917	$73,485	$148,402

Weighted average original life (in years)	10 to 20	10

Customer relationships are estimated to have a useful life of 10 years and have a carrying value of $73.5 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 and May 27, 2006 respectively, was $1.9 million and $0.8 million.

Trademark rights purchased from Coty are estimated to have a useful life of 20 years for Calgon (based on the term of the agreement through which we acquired the rights to sell products under the Calgon name) and 10 years for the healing garden and have a carrying value of $50.1 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 was $0.9 million.

Trademarks purchased from Playtex are estimated to have a useful life of 5 or 20 years and have a carrying value of $12.3 million at May 26, 2007. This carrying value reflects the impact of an impairment charge of $1.8 million recorded in the year ended February 28, 2007 and amortization expense of $0.2 million for the thirteen weeks ended May 26, 2007.

Formulae purchased from Playtex and Coty are estimated to have a useful life of 10 years and have a carrying value of $12.5 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 is $0.2 million. The Company did not assign a useful life to the Playtex formulae until the thirteen weeks ended May 26, 2007, thus there is no amortization expense for the thirteen weeks ended May 27, 2006.

Amortization expense for intangible assets for the thirteen weeks ended May 26, 2007 and May 27, 2006 respectively, is $3.2 million and $0.8 million.

Estimated future aggregate amortization expense based on the current carrying value of intangible assets is as follows:

Fiscal Year	Amount
2008	$9,956
2009	13,188
2010	13,188
2011	13,188
2012	13,188
thereafter	85,694
$148,402

Other Assets, Net: Other assets, net of approximately $9.9 million, consist primarily of deferred financing costs related to the financing with respect to the acquisition of the former Coty brands (see Note 3). The deferred financing costs are being amortized using the effective interest method over the term of the respective financing arrangements. Amortization expense related to deferred financing costs was $0.3 million and $1.2 million respectively, for the thirteen weeks ended May 26, 2007 and May 27, 2006.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying balance sheets for accounts receivable, accounts payable, accrued expenses and financing debt approximate fair value due to the short-term nature of these accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. As discussed further in Note 6, in accordance with EITF 96-19 the convertible secured note was recorded at estimated fair value as of December 30, 2006, the date on which there was deemed to have been an extinguishment of such debt due to the modification of its terms.

Share-Based Awards: As of March 1, 2006 the Company adopted the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”). SFAS No. 123(R) requires the Company to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options and restricted stock. SFAS No. 123(R) supersedes Accounting Principal Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which the Company previously applied for all periods prior to 2007.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”). As a result of adopting SFAS No. 123(R), the Company’s net loss increased $0.8 million or $0.06 per basic and diluted loss per share for the year ended February 28, 2007. For the thirteen weeks ended May 26, 2007, the Company’s net loss increased $0.4 million or $0.01 per basic and diluted loss per share. There was no expense for the thirteen weeks ended May 27, 2006.

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

The expected holding period was determined based on management’s assessment including the Company’s historical data. Due to the limited history of the Company, volatility was estimated considering the historical volatility of similar publicly traded health and beauty companies over a period similar to the expected holding period of the option. The risk–free interest rate was based on U.S. Treasury rates appropriate for the expected holding period of the option.

No options were granted in the two years ended February 28, 2006 and 2005. Accordingly, no pro forma disclosures as required under SFAS No. 123 are presented for the prior two years.

See Note 9, “Stock Awards, Stock Options And Warrants”, for a more detailed discussion of share-based awards.

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

Cooperative Advertising: Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issues Task Force 01-09, Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products, in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $2.8 million and $0.5 million, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006.

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

Estimates: The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventory reserves for excess and discontinued products, the fair value of indefinite lived intangibles used in annual impairment testing, income taxes, contingencies and estimates related to the fair market values of the components of the compound derivative liability discussed in Note 6. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. As necessary and generally in the situation where an estimate of fair value is required, the company will engage outside experts to assist in the determination of such values. Actual results could differ from these estimates.

Concentration of Credit Risk: We provide credit to our customers in the normal course of business and do not require collateral. To reduce credit risk, we perform ongoing credit evaluations of our customers.

Five trade customers comprised 64 percent of our net sales, with our top two customers comprising approximately 45 percent and 9 percent, respectively, for the thirteen weeks ended May 26, 2007. At May 26, 2007 the same five trade customers represented 54 percent of receivables, with one customer comprising 41 percent.

Five trade customers comprised 48 percent of our net sales, with our top two customers comprising approximately 34 percent and 5 percent, respectively, for the thirteen weeks ended May 27, 2006. At May 27, 2006 the same five trade customers represented 55 percent of receivables, with one customer comprising 40 percent.

Accordingly, if these customers were not able to pay the amount owed to us and/or stopped purchasing from us, the impact would have a material adverse effect on liquidity, financial position, and results of operations.

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

In assessing our ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at May 26, 2007, February 28, 2007 and May 26, 2006 has been recorded by management due to the uncertainty that future income will be generated and the related deferred tax assets realized.

Earnings per share: Emerging Issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”) provides guidance in determining when the two-class method, as defined in SFAS No. 128, Earnings per Share, must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Under the two-class method earnings are allocated to common stock and participating securities to the extent that each security may share in such earnings and as if such earnings for the period had been distributed. Under the two-class method losses are allocated to participating securities to the extent that such security is obligated to fund the losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. In accordance with EITF 03-6, basic earnings per share for our common stock and Series A Junior Participating Preferred Stock (“Series A Preferred stock”) have been calculated by dividing net income allocated to common stock and Series A Preferred by the weighted average number of shares of common stock and Series A Preferred stock outstanding, respectively. Diluted earnings per share for our common stock was calculated similarly, except that the calculation included the effect, if dilutive, of (a) the assumed exercise of stock options issuable under our stock-based employee compensation plan, (b) the assumption of the conversion of all of our Series A Preferred stock to common stock and (c) the assumption of the conversion of the Company’s convertible debt. Basic and diluted loss per share for our common stock is calculated by dividing the net loss for the period during which such shares were outstanding by the weighted average number of shares outstanding. No losses are allocated to the Series A and B Preferred for the period during which our common stock is outstanding, because the holders of the Series A and B Preferred stock are not obligated to share in the Company’s losses as described above.

The dilutive share base excludes incremental shares of 81,697,418 due to their anti-dilutive effect. The excluded shares relate to convertible debt, options and warrants in the money and preferred stock all convertible into common stock.

During the fiscal year ended February 28, 2007, all of the Series A Preferred stock was redeemed by the Company or converted to Common Stock (see Note 10).

Comprehensive Income (Loss): We calculated comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and adjustments to the minimum pension liability, net of tax that are currently presented as a component of stockholders’ equity (deficit). The Company’s total comprehensive loss was $6.8 million and $3.5 million for the thirteen weeks ended May 26, 2007 and May 27, 2006, respectively. The components of accumulated other comprehensive income (loss) were as follows:

	Amounts in thousands
	May 26, 2007	February 28, 2007
Foreign currency translation adjustment	$583	$285
Minimum pension liability	283	283

Total accumulated other comprehensive loss	$866	$568

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for the Company after November 15, 2006. The Company followed the guidance of SAB 108 starting in the first quarter of the current year and noted there was no impact on the current or prior consolidated financial statements. .

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

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. We adopted FIN 48 on March 1, 2007 and no such adjustment was necessary.

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

At our option, borrowings under the First Lien Facility are based on either LIBOR or prime rate. Initially, the Revolver interest rate is 275 basis points above LIBOR for LIBOR borrowings and 175 basis points above the prime rate for base rate borrowings, the Term Loan A-1 interest rate is 375 basis points above LIBOR for LIBOR borrowings and 275 basis points above the prime rate for base rate borrowings and the Term Loan A-2 interest rate is 675 basis points above LIBOR for LIBOR borrowings and 575 basis points above the prime rate for base rate borrowings. The interest rates under the First Lien Facility may be reduced based on our senior secured indebtedness ratio. Interest on the principal amount of loans outstanding under the First Lien Facility is payable monthly, in arrears. Our borrowings under the Revolver are limited to 85% of our eligible receivables and the lower of $20 million and 65% of eligible inventory. During the term of the First Lien Facility, we will pay the Revolver lenders a fee equal to the product of 0.375% per annum and the unused portion of the Revolver. The First Lien Facility requires that we make annual payments in the amount of 75% (or 50% if certain conditions are met) of our excess cash flow, if any, commencing after the delivery of our financial statements for our fiscal year ended February 28, 2008 and prepayments corresponding to the net proceeds of certain asset sales and insurance not reinvested in the business, certain debt and equity issuances and, in the event the amount outstanding under the First Lien Credit Facility exceeds 3.00 times trailing twelve month pro forma earnings before interest, taxes, depreciation, and amortization ("EBITDA"), the amount of such excess. Certain of these prepayments may result in a permanent reduction of the Revolver commitment.

Our domestic subsidiaries’ obligations under the First Lien Facility are guaranteed by our Canadian subsidiary and secured by a lien on substantially all of our and our subsidiaries’ assets, including a mortgage on the Binghamton facility owned by Ascendia Real Estate, and pledges of all of the shares of capital stock or other equity interests of our subsidiaries. The First Lien Facility contains financial covenants requiring us to meet minimum EBITDA requirements, debt coverage tests, minimum leverage and liquidity tests and restrictions on capital expenditures, the incurrence of additional debt, the creation of liens, payment of dividends, acquisitions, asset sales and other affirmative and negative covenants customarily contained in debt agreements of this type. The First Lien Facility contains customary events of default. We used and will use proceeds of the First Lien Facility to finance the Coty transaction, refinance portions of our existing indebtedness, finance working capital, capital expenditures and general corporate purposes and pay transaction fees, costs and expenses. As of May 26, 2007, we had borrowed $129.5 million of the Term Loan A-1 and the Term Loan A-2 and $1.3 million under the Revolver.

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

Our domestic subsidiaries’ obligations under the Second Lien Credit Agreement are guaranteed by our Canadian subsidiary and secured by a second priority lien on substantially all of our and our subsidiaries’ assets, including a subordinated mortgage on the Binghamton facility owned by Ascendia Real Estate LLC and pledges of all of the shares of capital stock or other equity interests of its subsidiaries. The Second Lien Credit Agreement contains financial covenants requiring that we meet minimum EBITDA requirements, debt coverage tests and minimum leverage and liquidity tests. It also contains restrictions on capital expenditures, the incurrence of additional debt, the creation of liens, our payment of dividends, acquisitions, asset sales and other affirmative and negative covenants customarily contained in debt agreements of this type. The Second Lien Credit Agreement also contains customary default provisions. We used the proceeds of the Second Lien Credit Agreement to finance a portion of the Coty transaction. As of May 26, 2007, the full amount of the Second Lien Facility was outstanding.

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

NOTE 4 -- INVENTORIES

Inventory consists of the following:

	(Amounts in thousands)
	MAY 26,	FEBRUARY 28,
	2007	2007
Raw materials	$5,601	$7,861
Finished goods	19,048	20,772

	$24,649	$28,633

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(Amounts in thousands)
	MAY 26,	FEBRUARY 28,
	2007	2007
Land	$660	$660
Computer equipment and software	1,386	1,147
Furniture and fixtures	274	260
Building	2,645	2,645
Machinery and equipment	4,823	4,590
Dies and molds	71	75
Leasehold improvements	325	299
Construction in progress	1,818	333

	12,002	10,009

Less accumulated depreciation and amortization	(3,769)	(3,509)

	$8,233	$6,500

Depreciation and amortization expense related to property, plant and equipment was $0.2 million and $0.2 million, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006.

As of May 26, 2007 and February 28, 2007, machinery and equipment includes assets under capital leases totaling $0.15 million. Accumulated amortization on the capital leases was $0.06 million and $0.06 million as of May 26, 2007 and February 28, 2007, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the thirteen weeks ended May 26, 2007 and May 27, 2006.

As of May 26, 2007 and February 28, 2007, $5.8 million and $0.1 million, respectively was required to complete construction in progress. The Company does not capitalize interest.

NOTE 6 -- LONG-TERM DEBT

Long-term debt consists of the following:

	(Amounts in thousands)
	MAY 26,	FEBRUARY 28,
	2007	2007
Convertible secured notes, including accretion of redemption premium and
capitalized interest	88,561	86,486
Debt discount	(28,942)	(29,436)
Compound derivative liability	65,232	66,267
First and second lien term loans	129,500	130,000
Revolving credit facility	1,293	—
Subordinated debt, including capitalized interest	21,088	20,000
	276,732	273,317
Less current portion	2,000	2,000

Total	$274,732	$271,317

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

In connection with the amendment and restatement of the Debt/Equity Financing agreements and the sale of the Notes, we also issued to Prencen Lending, on August 2, 2006, a warrant, designated as the “Series A Warrant,” entitling the holder to purchase up to 3,053,358 shares of our common stock at an exercise price of $2.10 per share. On the same date, we issued to Prencen Lending an additional warrant, designated as the “Series B Warrant,” entitling the holder to purchase up to three million shares of our common stock. The number of shares issuable upon exercise of the Series B Warrant, and the applicable exercise price, depended upon the principal balance of the Notes outstanding to Prencen Lending as of the earlier of (a) the completion of an “Approved Acquisition”, as defined in the Securities Purchase Agreement; and (b) a future date certain. This determination date was subsequently deferred, by agreement of the parties, to February 27, 2007.

In connection with the Coty asset acquisition on February 9, 2007 (which constituted an “Approved Acquisition”), the number of shares issuable upon exercise of the Series B Warrant was fixed at two million, and the applicable exercise price at $1.35 per share, based upon the $76.0 million in principal amount of the New Notes as defined below) held by Prencen Lending on such date.

Any portion of the balance due under the Notes was convertible at any time, at the option of the holders(s) (the “Conversion Option”), into shares of our common stock (“Conversion Shares”) at a price of $1.75 per share (subject to certain anti-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders were prohibited from converting any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion. The Notes described various events of default which included, but were not limited to (a) the failure to make effective by June 30, 2007, and keep effective thereafter, a registration statement to register the Conversion Shares issuable upon exercise of the Series A and B Warrants and other shares (the “Registration Statement”), (b) the suspension in trading of the Company’s stock for a defined period, (c) the failure timely to issue Conversion Shares in response to a conversion notice received from a Note holder, and (d) the failure to have available sufficient authorized shares to enable the conversion of the Notes. In the event of a default, the holders of the Notes could have required the Company to redeem the Notes at the greater of a 25% premium, or the value of the shares underlying the conversion of such Notes at the time of the event of default (determined by reference to a definition of a maximum share price). In the event of a Change in Control of the Company (as defined), the holders of the Notes would have had the right (the “Change in Control Put”), for a period of 20 days subsequent to the receipt of notice of the Change in Control, to require the Company to redeem the Notes at the greater of a 20% premium, or the value of the shares underlying the conversion of such Notes at the time of the change in control (determined by reference to a definition of a maximum share price). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with a Change in Control Put included in the Notes (collectively the “Compound Derivative”) were bifurcated as derivatives required to be accounted for separately under FASB Statement No. 133 Accounting for Derivative Financial Instruments and Hedging Activities, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

On December 30, 2006 we entered into an agreement (the “Note Amendment Agreement”) with Prencen Lending and Prencen, amending certain terms and conditions of the Notes described above.

As amended, the Notes (the “Amended Notes”) had a term of 10 years from the date of the Note Amendment Agreement (subject to certain put and call rights described below) and bore interest at the rate of 9 percent per annum, subject to increase to up to 13% upon the nonoccurrence of certain specified events. However, as a consequence of the acquisition of the Coty brands, we had the option to accrue and capitalize interest until the Amended Notes mature. The interest rate on the Amended Notes would have increased to 15% upon and during the continuance of an event of default.

Any portion of the balance due under the Amended Notes was convertible at any time, at the option of the holders(s), into shares of our common stock at a price of $0.42 per share (subject to certain anti-dilution adjustments), provided that the holders could not convert any amounts due under the Amended Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively beneficially own more than 9.99 percent of the aggregate number of shares of our common stock outstanding following such conversion. We were entitled to require the exchange of up to $40.0 million in principal amount of the Amended Notes for shares of a newly created series of preferred stock on terms acceptable to us and Prencen Lending, at a premium of 15 percent, if necessary to maintain our stockholders’ equity at the level required pursuant to the continued listing standards of the American Stock Exchange, on which our Common Stock is listed.

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

In addition, on December 27, 2006, we entered into a Second Amended and Restated Registration Rights Agreement in favor of Prencen and Prencen Lending to provide registration rights with respect to the Conversion Shares, the Preferred Stock issued to Prencen and the Common Stock into which the Preferred Stock may be converted. Under the Registration Rights Agreement, we were required to file a registration statement with respect to the registrable securities by a date certain, initially by June 30, 2007 and subsequently extended to September 30, 2007, and to use our best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days after the filing deadline if the registration statement is subject to a full review by the Securities and Exchange Commission).

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

The full principal amount of the New Notes is not convertible into Conversion Shares until twenty days after we have mailed to our stockholders an Information Statement on Schedule 14C describing, among other things, an action by consent that was taken by certain of our stockholders approving the conversion of the New Notes, as required by the rules of the American Stock Exchange, and approving an amendment to our certificate of incorporation to increase the number of authorized shares to such amount as is necessary to enable the conversion of  the New Notes into, and the exercise of the Series A Warrants and Series B Warrants for, shares of our common stock.

Upon issuance of the Notes, we entered into, and upon issuance of the New Notes subsequently amended, a Registration Rights Agreement (the “Registration Rights Agreement”) with respect to the Conversion Shares, Warrant Shares (as defined in the Registration Rights Agreement), the Preferred Conversion Shares (as defined in the Registration Rights Agreement) and any shares of our Common Stock currently held or subsequently acquired by Watershed, Prencen or Prencen Lending (the “Registrable Securities”). Under the Registration Rights Agreement, we are required to file a registration statement with respect to the Registrable Securities by a date certain (initially by June 30, 2007 and subsequently extended to September 30, 2007) and to use our best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days therafter if the registration statement is subjected to a full review by the Securities and Exchange Commission). The Registration Rights Agreement contains penalties for the failure to comply with such deadlines or to maintain the effectiveness of the registration statement. In the event the Registration Statement is not timely filed or made effective or maintained effective (as described above) the holders of the Notes are also entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30-day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that the Company fails to timely issue shares in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants would be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery was not provided.

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

The liability recorded for the Compound Derivative is adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the compound derivative at May 26, 2007 and February 28, 2007 is $64.8 million and $66.3 million, respectively. The difference of $1.5 million was recorded as income for the thirteen weeks ended May 26, 2007.

First and Second Lien Term Loans

In connection with the financing of the Coty Transaction, Ascendia and its subsidiaries entered into first and second lien term loans maturing in the year 2012. The terms and conditions are described in Note 3. At February 28, 2007, the amount outstanding under the term loans is $129.5 million.

Subordinated Note

In connection with the financing of the Coty asset acquisition, the seller took back a $20.0 million subordinated note as described in Note 3. At May 26, 2007 interest of $1.1 million was capitalized and added to the note balance.

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

On the same date, we entered into a new $30.0 million revolving credit facility, as described in Note 3, which forms part of the First Lien Facility described above. At May 26, 2007 and February 28, 2007, respectively, there was $1.3 million and zero outstanding under the Revolver. Availability under the revolving facility was $18.0 million and $16.3 million, respectively as of May 26, 2007 and February 28, 2007.

The aggregate maturities of long-term debt are as follows:

(Amounts in thousands)
MAY 26, 2007
2008	$1,500
2009	2,000
2010	2,000
2011	2,000
2012	72,000
2013	71,088
thereafter	126,144
$276,732

NOTE 7 -- INCOME TAXES

In each period presented the effective income tax rate differs from the statutory rate of 34% primarily due to the inability to recognize tax benefits on current losses.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

We have various non-cancelable operating leases for manufacturing and office facilities. Rent expense was $0.2 million and $0.1 million, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006. Future minimum payments under capital lease arrangements are not material. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

(Amounts in thousands)
OPERATING
LEASES
2008	$1,046
2009	1,242
2010	1,136
2011	871
2012	102
Thereafter	0
Total minimum lease payments	$4,397

In addition to the above lease obligations, we have purchase obligations of $ $1.4 million that are due on or before February 28, 2008.

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

TMV Corporation v. Lander

On May 21, 2007, TMV Corporation, a Florida corporation (“TMV”), filed a Demand for Arbitration against our subsidiaries Lander Co., Inc. and Lander Co. Canada Limited (collectively, “Lander”) in connection with a distribution agreement between Lander and USA Labs, Inc. entered into in May 2004. TMV was the parent company of USA Labs. USA Labs filed a petition under Chapter 11 of the Bankruptcy Code on December 17, 2004. TMV seeks indemnification in the amount of $10 million (allegedly representing the loss of its investment in USA Labs), an accounting of sums allegedly owing by Lander to USA Labs and other unspecified relief.

Under the distribution agreement, Lander agreed to distribute products manufactured by USA Labs and to provide invoicing, collection and other services in relation to those products. TMV, as the parent of USA Labs, executed a Joinder agreement solely for purposes of confirming its consent to the terms of the distribution agreement. TMV seeks to rely upon the Joinder agreement as the basis for asserting a contractual claim for indemnification against Lander. In its Demand for Arbitration, TMV alleged that Lander breached the distribution agreement and wrongfully retained revenues in excess of $1 million belonging to USA Labs. TMV alleged that these and other alleged breaches by Lander caused USA Labs to file bankruptcy and resulted in TMV losing its investment in USA Labs.

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

Ferguson v. Lander Co., Inc.

On March 14, 2006, Thomas Ferguson, a former employee, sued Lander Co. Inc. in Federal court in Binghamton, NY, alleging that his termination by Lander on September 17, 2004 violated the New York State Human Rights Law, the Federal Age Discrimination in Employment Act and the Federal Family Medical Leave Act (Ferguson v. Lander Co, Inc., No. 06—328 (N.D.N.Y.)) We answered Ferguson’s complaint on May 19, 2006, asserting that Ferguson’s dismissal was part of a company-wide reduction in force undertaken to reduce costs. Ferguson seeks $500,000 in damages. The case is scheduled for trial in September 2007. We intend to contest the action vigorously, and believe it is more likely than not that we will prevail. However, there can be no assurance as to the outcome of the case.

Wachovia Capital Markets

By letter dated March 16, 2007 Wachovia Capital Markets L.L.C. demanded a transaction fee of $1.75 million relating to our acquisition of the Calgon and the healing garden brands from Coty. Wachovia’s claim is based upon an agreement dated May 10, 2006 between the Company and Wachovia pursuant to which Wachovia agreed to render certain advisory services to the Company in connection with the acquisition. On June 29, 2007 Wachovia and the Company entered into a settlement agreement, in connection with which the Company has paid Wachovia a $1 million settlement amount. The obligation for this settlement was accrued for as of February 28, 2007 and capitalized as part of the purchase price in connection with the Coty asset acquisition.

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

NOTE 9 – STOCK AWARDS, STOCK OPTIONS AND WARRANTS

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

On February 23, 2007, we granted stock options for 2,857,500 shares of common stock. One-third of the options vested immediately with one-third vesting on the first anniversary date of grant and the remaining one-third vesting on the second anniversary date of grant. Using the Black-Scholes option pricing model, the estimated fair value of the options was $0.80 per share for total compensation expense of $2.3 million to be recognized over the options vesting periods. In accordance with SFAS No. 123(R), we recorded expense of $0.4 million for the options that vested during the thirteen weeks ended May 26, 2007. The recorded expense included a charge of $0.3 million related to the accelerated vesting of options as part of a separation agreement.

On February 22, 2007, we granted 1,000,000 shares of our common stock to directors and employees in the form of restricted stock. The fair value of the stock awards was $2.0 million on the date of grant. We recorded a stock-based compensation expense of $0.1 million for the portion of the awards that vested during the thirteen weeks ended May 26, 2007.

As a result of the Merger on May 20, 2005, all previously issued options of 556,668 that were unvested on that date became automatically vested. On December 26, 2006, 40,000 options expired unexercised. On February 14, 2007, options on 200 shares of common stock were exercised in a cashless transaction which resulted in the issuance of 122,840 shares of common stock.

The following information applies to options outstanding at May 26, 2007:

	Shares	Exercisable	Non-vested	Weighted Average
				Exercise Price
Outstanding at May 20, 2005	556,668	556,668	0	$1.52
Granted, exercised or forfeited	0	0	0	$0.00
Outstanding at February 28, 2006	556,668	556,668	0	$1.52
Granted – February 23, 2007	2,857,500	952,500	1,905,000	$2.00
Exercised – pre merger	(200,000)	(200,000)	0	$0.91
Forfeited – pre merger	(40,000)	(40,000)	0	$0.55

Outstanding at February 28, 2007
and May 26, 2007	3,174,168	1,269,168	1,905,000	$2.00

At May 26, 2007, the aggregate intrinsic value of options outstanding and exercisable was $0.1 million. The weighted average remaining contractual term of options outstanding and exercisable at May 26, 2007 was 8.65 years. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s closing stock price as of May 26, 2007, which would have been received by the option holders had they exercised their in-the-money options as of that date. No options were granted, exercised or forfeited during the thirteen weeks ended May 26, 2007 and May 27, 2006.

Warrants

From the date of the Merger to May 26, 2007, 163,500 warrants have been exercised at an exercise price of $1 per share. No warrants were granted, exercised or forfeited during the thirteen weeks ended May 26, 2007.

The following information applies to warrants outstanding at May 26, 2007:

	Shares	Weighted Average
		Exercise Price
Outstanding and exercisable at May
20, 2005	2,230,044	$3.96
Granted	500,000	$6.00
Exercised	(131,500)	$1.00
Forfeited	(105,000)	$1.00
Outstanding and exercisable at
February 28, 2006	2,493,544	$4.67
Granted	5,743,605	$2.10
Exercised	(32,000)	$1.00
Forfeited	(0)	$0.00

Outstanding and exercisable at
February 28, 2007 and May 26,
2007	8,205,149	$2.88

NOTE 10 -- CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE

Capital Structure:

At May 26, 2007, our outstanding share capital was comprised of: (i) 41,779,840 shares of common stock (ii) 300 shares of Series B Junior Participating Preferred Stock and (iii) 30 shares of Series B-1 Junior Participating Preferred Stock. At February 28, 2007, our outstanding share capital was comprised of: (i) 36,758,541 shares of common stock (ii) 300 shares of Series B Junior Participating Preferred Stock and (iii) 30 shares of Series B-1 Junior Participating Preferred Stock. At February 28, 2006 there were 2,553.7 shares of Series A Junior Participating Preferred Stock. On August 2, 2006, we redeemed 205.9 shares of Series A Preferred Stock. On February 22, 2007, 2,347.8 shares of Series A Preferred Stock were converted to 23,966,645 shares of Common Stock.

The Series A Preferred Stock was issued in connection with the completion of the merger as described in Note 1 to the consolidated financial statements. Holders of the Series A Preferred Stock were entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. In addition to the dividends payable to holders of Series A Preferred Stock, the Company could have declared a dividend or distribution on the Series A Preferred Stock equal to any amount declared on the Common Stock. Holders of the Series A Preferred Stock (using the number of common shares into which each share of Series A Preferred Stock was convertible) and holders of Common Stock voted together as one class on all matters submitted to a vote of stockholders of the Company, provided however that the holders of the Series A Preferred Stock were not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock were entitled to liquidation preferences over all other classes of capital stock. Holders of Series A Preferred Stock would have received an amount equal to $1,000 per share of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution to the holders of any other class of capital stock. If the assets available for distribution were sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Series A Preferred Stock would have shared equally with holder of the Common Stock on a per share basis (using the number of common shares into which each share of Series A Preferred Stock is convertible). Each share of Series A Preferred Stock carried the voting rights on a basis such that the rights of the Series A Preferred Stock as a whole corresponded to 65 percent of the aggregate rights of the Series A Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company’s authorized share capital, each share of Series A Preferred Stock automatically converted into shares of Common Stock on such a basis that, following conversion, the holders of the Series A Preferred Stock held the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion.

On May 3, 2006, at the shareholders meeting, approval was obtained to increase the number of authorized shares of common stock to 225,000,000.

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

(Amounts in 000’s)
Thirteen weeks ended	May 26, 2007	May 27, 2006
Allocation of net loss
Basic and Diluted:
- Common Stock	$(6,519)	$(3,748)
- Series A Preferred	—	—
	(6,519)	(3,748)
Series A preferred stock - beneficial conversion
feature accreted as a dividend	—	204

Net loss	$(6,519)	$(3,544)

The Series A Preferred shares contained an anti-dilution provision that adjusted the conversion ratio upon the exercise of certain options or warrants outstanding as of the date of the merger. This required that we record a deemed dividend each time warrants or options in question were exercised. The amount of the deemed dividend represents the value of the additional common shares into which the Series A Preferred shares became convertible as a result of the anti-dilution provisions. The deemed dividend was $0 thousand and $204 thousand respectively, for the thirteen weeks ended May 26, 2007 and May 27, 2006.

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock outstanding during the period utilized in the calculation of loss per share:

Thirteen weeks ended	May 26,	May 27,
	2007	2006
Weighted average number of Common Stock shares basic and diluted	41,779,840	13,907,351
Weighted average number of Series A Preferred shares basic and diluted -	0	2,554
Basic and diluted net loss per share common	$(0.16)	$(0.27)
Basic and diluted net income (loss) per share -
Series A Preferred	$—	$—

NOTE 11 -- SEGMENT AND GEOGRAPHIC INFORMATION

As a result of reporting the wireless applications development division as a discontinued operation, we operated in only one operating segment. Accordingly, only geographic information is presented for the thirteen weeks ended May 26, 2007 and May 27, 2006.

	(Amounts in 000’s)

		LONG-LIVED
GEOGRAPHIC REGION	NET SALES	ASSETS
As of and for the thirteen weeks ended May 26, 2007:
United States	$32,849	$155,027
Canada	5,335	1,608
Other foreign countries	3,767	—
Total	$41,951	$156,635

		LONG-LIVED
GEOGRAPHIC REGION	NET SALES	ASSETS
As of and for the thirteen weeks ended May 27, 2006:
United States	$18,834	$72,455
Canada	3,328	615
Other foreign countries	2,685	—
Total	$24,847	$73,070

NOTE 12 -- TRANSACTIONS WITH RELATED PARTIES

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services. THGLLP invoiced us for professional fees and reimbursable expenses for a total of $20.6 thousand and $29.8 thousand, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006. At May 26, 2007 and February 28, 2007, we owed THGLLP $0.0 thousand and $6.9 thousand, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 100.0 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. At May 27, 2007, MarNan owned 19.0 percent of the Company’s Common Stock.

The Hermes Group LLC (THGLLC), a limited liability company, provided investment banking, acquisition and corporate advisory services to us. THGLLC ceased providing services effective February 28, 2007 and thus did not provide services for the thirteen weeks ended May 26, 2007. For the thirteen weeks ended May 27, 2006, THGLLC invoiced us $133.0 thousand for business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which owns 19.0 percent of our common stock. There was a final balance due to THGLLC of $10.0 thousand as of February 28, 2007.

The Company’s management believes the charges for the related party services listed above are consistent with the amounts that would be paid to independent third parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Management’s discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including but not limited to: quarterly fluctuations in results; customer demand for the Company’s products; the development of new technology; domestic and international economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amounts and on the terms required to support the Company’s future business; credit concerns in the health and beauty care product industry; and other risks detailed from time to time in the Company’s other Securities and Exchange Commission filings. Actual results may differ materially from management’s expectations. The risks included here are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Prior to the acquisition of the former Coty brands on February 9, 2007, we distributed more than 84 million units of health and beauty products annually (primarily liquid fill bath care, baby care, and skin care products) in North America and another 15 million internationally. We estimate that, subsequent to the acquisition, we will distribute an additional 31 million units annually. This would increase our total annual global unit sales to an estimated 130 million.

Wireless Applications Development Business

In February 2007, the Company committed to the sale of Cenuco, Inc., its wireless application development subsidiary and as a result this operation has been presented as a discontinued operation in the accompanying financial statements. Subsequent to year end the Company made a determination that a sale was no longer likely and decided to liquidate the wireless application development business. Cenuco, Inc. ceased operations as of June 30, 2007.

Loss from discontinued operations contains the revenue and expense for the wireless application development division activity from the date of the Merger (May 20, 2005) to May 26, 2007. The wireless application development division’s financial and other pertinent information is disclosed in Cenuco, Inc.’s public filings.

Financial information for the discontinued operation for the thirteen weeks ended May 26, 2007 and May 27, 2006 is summarized as follows:

	May 26	May 27
Thirteen weeks ended	2007	2006
Net sales	$—	$75
Loss from operations	(286)	(656)
Other income (expense)	—	—
Net loss	$(286)	$(656)
Loss per share:
Basic and diluted - common	$(0.01)	$(0.05)

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

  income taxes; and

  accounting for derivative instruments

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

Cooperative Advertising

Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issues Task Force 01-09, Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products, in the period in which the related sales are recognized. If additional cooperative advertising programs, promotions and other volume-based incentives are required to promote the Company’s products, then additional reserves may be required. Conversely reserves are decreased to reflect the lesser need for cooperative advertising programs.

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

Goodwill and Indefinite Lived Intangibles

As a result of the merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49.7 million associated with the subsequently discontinued wireless applications development division. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulae), initially estimated to have indefinite lives. As a result of the purchase of assets from Coty on February 9, 2007 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $10.3 million being allocated to intangible assets (product formulae), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and other intangibles that have indefinite lives not be amortized but be reviewed for impairment annually or more frequently if impairment indicators arise. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, we tested the carrying value of goodwill for impairment, which led to goodwill impairment charges of $14.6 million and $35.1 million, respectively being recorded in the statement of operations, which are now presented as discontinued operations. During the quarter ended February 28, 2007, we tested the carrying value of the $16.9 million of indefinite lived intangible assets related to the acquisition of the former Playtex brands. This led to an impairment of $1.8 million being recorded in the statement of operations for some of the brands acquired from Playtex. In the quarter ended May 26, 2007, the Company assigned a finite life to all brands and formulae and began to amortize over the expected useful life (see “Amortizable Intangible Assets” below). As a result there are no remaining indefinite lived intangible assets as of May 26, 20007.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and be reviewed for impairment. As a result of the acquisition of the former Playetx brands on November 16, 2005, an allocation of the purchase price resulted in $30.4 million being allocated to customer relationships. The estimated useful life is 10 years and amortization is being recorded on a straight-line basis. In addition, beginning with the quarter ended May 26, 2007, the Company has assigned an estimated useful life of 5 years to Playtex non-core brands of $0.7 million and 20 years to Playtex core brands of $11.9 million. Prior to this quarter, the brands and formulae had been assigned an indefinite life. The amortization expense recorded for the thirteen weeks ended May 26, 2007 and May 27, 2006 was $1.0 million and $0.8 million respectively.

As a result of the acquisition of the former Coty brands on February 9, 2007, an allocation of the purchase price resulted in $49.2 million being allocated to customer relationships, $51.0 being allocated to brand names, $10.3 million being allocated to formulations and $0.4 million being allocated to the backlog. The estimated useful lives are 10 years for customer relationships and formulations and 10 to 20 years for the brand names, to be amortized on a straight-line basis. The amortization expense recorded for the thirteen weeks ended May 26, 2007 was $2.3 million.

Intangible Assets

Balances of acquired intangible assets for the thirteen weeks ended May 26, 2007 are as follows

(Amounts in thousands)
	Formulae
	And	Customer
	Tradenames	Relationships	Total
Carrying value at February 28, 2007	$76,251	$75,383	$151,634
Amortization	(1,334)	(1,898)	(3,232)
Carrying value, May 26, 2007	$74,917	$73,485	$148,402

Weighted average original life (in years)	10 to 20	10

Customer relationships are estimated to have a useful life of 10 years and have a carrying value of $73.5 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 and May 27, 2006 respectively, was $1.9 million and $0.8 million.

Tradenames purchased from Coty are estimated to have a useful life of 20 years for Calgon (based on the term of the agreement through which we acquired the rights to sell Calgon) and 10 years for the healing garden and have a carrying value of $50.1 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 was $0.9 million.

Tradenames purchased from Playtex are estimated to have a useful life of 5 or 20 years and have a carrying value of $12.3 million at May 26, 2007. This carrying value reflects the impact of an impairment charge of $1.8 million recorded in the year ended February 28, 2007 and amortization expense of $0.2 million for the thirteen weeks ended May 26, 2007.

Formulas purchased from Playtex and Coty are estimated to have a useful life of 10 years and have a carrying value of $12.5 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 is $0.2 million. The Company did not assign a useful life to the Playtex formulae until the thirteen weeks ended May 26, 2007, thus there is no amortization expense for the thirteen weeks ended May 27, 2006.

Amortization expense for intangible assets for the thirteen weeks ended May 26, 2007 and May 27, 2006 respectively, is $3.2 million and $0.8 million.

Estimated future aggregate amortization expense based on the current carrying value of intangible assets is as follows:

Fiscal Year	Amount
2008	$9,956
2009	13,188
2010	13,188
2011	13,188
2012	13,188
thereafter	85,694
$148,402

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

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. We adopted FIN 48 on March 1, 2007 and no such adjustment was necessary.

THIRTEEN WEEKS ENDED MAY 26, 2007 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 27, 2006

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

NET SALES

Consolidated net sales for the thirteen weeks ended May 26, 2007 were $42.0 million, an increase of $17.1 million (68.8%) when compared to net sales of $24.9 million for the thirteen weeks ended May 27, 2006. The thirteen weeks ended May 26, 2007 was favorably impacted by the Company’s acquisition on February 9, 2007 of the former Coty Brands, which contributed $16.5 million in net sales during the current quarter. Excluding this impact of the Coty brands acquisition, net sales increased by $0.7 million (+3%) compared to prior year.

GROSS PROFIT

Consolidated gross profit increased to $12.4 million for the thirteen weeks ended May 26, 2007 compared to $4.7 million for the thirteen weeks ended May 27, 2006. As percentage of net sales, consolidated gross profit was 29.5% and 18.7%, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006. The current quarter gross margin percentage and gross margin were favorably impacted by the Company’s acquisition of the former Coty brands which contributed an incremental $7.8 million to gross profit in the current quarter. The current quarter gross profit includes $2.2 million expense for the step-up in the value of the acquired Coty inventory as part of the purchase price allocation in accordance with SFAS 141. Excluding this step-up, the Coty brands contributed $10.0 million to current quarter gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $12.2 million for the thirteen weeks ended May 26, 2007 compared to $4.0 million for the thirteen weeks ended May 27, 2006. The increase of $8.2 million is partially attributable to factors associated with company’s acquisition of the Calgon and the healing garden brands in February 2007. The Coty asset acquisition accounts for $2.3 million relating to the amortization of intangibles assets, $1.8 million in expense related to the Transition Services Agreement with Coty and $1.0 million in advertising and consumer promotion. Other expenses incurred in the quarter contributing to the increase compared to prior period were executive salaries and bonuses of $1.6 million, stock compensation of $0.6 million and severance payments of $0.2 million.

OTHER INCOME (EXPENSE)

Total other expense increased from $3.5 million for the period ended May 27, 2006 to $6.4 million for the period ended May 26, 2007. Interest expense on funded debt was $7.1 million for the thirteen weeks ended May 26, 2007 compared to $2.5 million for the thirteen weeks ended May 27, 2006. This increase was due primarily to the additional debt incurred to finance the Coty acquisition. Partially offsetting this increase was $1.0 million in the current quarter as a result of the change in fair value of the company’s compound derivative liability, less $0.1 million attributable to the accretion of the redemption premium. Also offsetting the increase in interest expense on funded debt is a decrease in amortization of finance fees of $0.4 million and an increase in other income of $0.4 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalents and availability under its revolving credit facility. Based on our current projections and estimates, we believe that current cash and cash equivalents, anticipated cash flow from operations and future borrowings will be sufficient to fund our operating needs and capital requirements for at least the next 12 months.

Cash Flow – Thirteen Weeks Ended May 26, 2007 and May 27, 2006

Net cash used in operating activities was ($1.4) million and ($1.4) million, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006. For the thirteen weeks ended May 26, 2007, the factors contributing to negative operating cash flow were the net loss of ($6.2) million from continuing operations, plus the effect of non-cash net gains reflected in the statement of operations of $7.0 million (depreciation and amortization of $4.8 million and non-cash interest of $3.2 million, less gain on change in estimated fair value of compound derivative of ($1.0 million)), less ($1.9) million related to changes in operating assets and liabilities, primarily due to increases in accounts receivable on higher sales, and less cash used in discontinued operations of ($0.3) million. For the thirteen weeks ended May 27, 2006, the primary factor contributing to negative operating cash flow was the net loss of ($2.9) million from continuing operations, adjusted for the net effect of non-cash charges or gains reflected in the statement of operations of $2.2 million, resulting in a net amount of ($0.7) million. Additional changes in operating assets and liabilities provided a negative contribution of ($0.4) million. Cash used in discontinued operations was ($0.3) million.

Net cash used in investing activities was ($2.0) million for the thirteen weeks ended May 26, 2007 compared to ($0.2) million for the thirteen weeks ended May 27, 2006. For the thirteen weeks ended May 26, 2007, the activities consisted primarily of ($2.0) million for capital equipment purchases. For the thirteen weeks ended May 27, 2006, the activities consisted primarily of ($0.2) million for capital equipment purchases.

Net cash provided by financing activities for the thirteen weeks ended May 26, 2007 was $0.8 million compared to $0.0 million for the thirteen weeks ended May 27, 2006. The majority of the activity for the thirteen weeks ended May 26, 2007 related to net proceeds of $1.3 million received from the revolving credit facility and ($0.5) million in principal repayment.

Revolving credit facility

On February 9, 2007, the Company entered into a $30.0 million revolving credit facility which forms part of the First Lien Facility described in Note 3 to the consolidated financial statements. At May 26, 2007 and February 28, 2007, respectively, there was $1.3 million and zero outstanding under the revolving credit facility. Availability under the revolving credit facility was $18.0 million and $16.3 million, respectively as of May 26, 2007 and February 28, 2007.

The revolver expires in February 2012 and is secured by accounts receivable and inventory. The interest rate is 275 basis points above LIBOR for LIBOR borrowings and 175 basis points above the prime rate for base rate borrowings. The revolver includes certain financial and operational covenants with which the Company was in compliance as of May 26, 2007.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)(4) of Regulation S-K.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services. THGLLP invoiced us for professional fees and reimbursable expenses for a total of $20.6 thousand and $29.8 thousand, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006. At May 26, 2007 and February 28, 2007, we owed THGLLP $0.0 thousand and $6.9 thousand, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 100.0 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. At May 27, 2007, MarNan owned 19.0 percent of the Company’s Common Stock.

The Hermes Group LLC (THGLLC), a limited liability company, provided investment banking, acquisition and corporate advisory services to us. THGLLC ceased providing services effective February 28, 2007 and thus did not provide services for the thirteen weeks ended May 26, 2007. For the thirteen weeks ended May 27, 2006, THGLLC invoiced us $133.0 thousand for business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which owns 19.0 percent of our common stock. There was a final balance due to THGLLC of $10.0 thousand as of February 28, 2007.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

Contractual Obligations as of May 26, 2007

	PAYMENTS DUE BY PERIOD
	(Dollars in thousands)
CONTRACTUAL OBLIGATIONS		LESS THAN			MORE THAN
($)	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
Long-term debt obligations (1)	$211,500	$1,500	$4,000	$75,293	$130,707
Accrued interest on debt	2,803	2,803	—	—	—
Compound derivative liability	65,232	—	—	—	65,232
Operating lease obligations	4,418	1,046	2,399	973	—
Purchase obligations	1,437	1,437	—	—	—
Total	$285,390	$6,786	$6,399	$76,266	$195,939

(1) Interest expense has not been included on funded debt at May 26, 2007 of $236.8 million (see Note 6 to the consolidated financial statements) with an expected annual interest charge estimated to be $27.0 million, assuming a weighted average interest rate of 11.4%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as rising commodity costs and weak global economic conditions. Forecasted purchases during the next thirteen weeks are approximately $25.0 million. An average 2% unfavorable price increase related to the price of oil and other related inflationary raw materials could cost the Company approximately $500.0 thousand.

The Company has also evaluated its exposure to fluctuations in interest rates. Approximately $106.0 million of funded debt bears interest at a fixed rate. However, the Company has funded debt of $129.5 million with variable interest rates. In addition, the Company has a $30.0 million Revolver, also at variable interest rates. An increase of two percent in interest rates on this variable interest rate funded debt would increase interest expense by approximately $0.8 million per quarter. The interest rate risks related to the Company’s other interest-related accounts such as its post-retirement obligations are deemed to be insignificant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the thirteen weeks ended May 26, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level as of May 26, 2007. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended February 28, 2006, we determined that material weaknesses existed in our internal controls over financial reporting. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve complex technical accounting issues. During fiscal 2007, and into the first half of fiscal 2008, we have added to our in-house accounting staff. While we believe the impact of these additions has been positive, there has not been adequate time for us to conclude that the material weaknesses have been fully remediated. We will continue to monitor the effectiveness of these control enhancements during fiscal 2008 prior to reaching a conclusion on full remediation.

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

TMV Corporation v. Lander

On May 21, 2007, TMV Corporation, a Florida corporation (“TMV”), filed a Demand for Arbitration against our subsidiaries Lander Co., Inc. and Lander Co. Canada Limited (collectively, “Lander”) in connection with a distribution agreement between Lander and USA Labs, Inc. entered into in May 2004. TMV was the parent company of USA Labs. USA Labs filed a petition under Chapter 11 of the Bankruptcy Code on December 17, 2004. TMV seeks indemnification in the amount of $10 million (allegedly representing the loss of its investment in USA Labs), an accounting of sums allegedly owing by Lander to USA Labs and other unspecified relief.

Under the distribution agreement, Lander agreed to distribute products manufactured by USA Labs and to provide invoicing, collection and other services in relation to those products. TMV, as the parent of USA Labs, executed a Joinder agreement solely for purposes of confirming its consent to the terms of the distribution agreement. TMV seeks to rely upon the Joinder agreement as the basis for asserting a contractual claim for indemnification against Lander. In its Demand for Arbitration, TMV alleged that Lander breached the distribution agreement and wrongfully retained revenues in excess of $1 million belonging to USA Labs. TMV alleged that these and other alleged breaches by Lander caused USA Labs to file bankruptcy and resulted in TMV losing its investment in USA Labs.

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

Ferguson v. Lander Co., Inc.

On March 14, 2006, Thomas Ferguson, a former employee, sued Lander Co. Inc. in Federal court in Binghamton, NY, alleging that his termination by Lander on September 17, 2004 violated the New York State Human Rights Law, the Federal Age Discrimination in Employment Act and the Federal Family Medical Leave Act (Ferguson v. Lander Co, Inc., No. 06—328 (N.D.N.Y.)) We answered Ferguson’s complaint on May 19, 2006, asserting that Ferguson’s dismissal was part of a company-wide reduction in force undertaken to reduce costs. Ferguson seeks $500,000 in damages. The case is scheduled for trial in September 2007. We intend to contest the action vigorously, and believe it is more likely than not that we will prevail. However, there can be no assurance as to the outcome of the case.

Wachovia Capital Markets

By letter dated March 16, 2007 Wachovia Capital Markets L.L.C. demanded a transaction fee of $1.75 million relating to our acquisition of the Calgon and the healing garden brands from Coty. Wachovia’s claim is based upon an agreement dated May 10, 2006 between the Company and Wachovia pursuant to which Wachovia agreed to render certain advisory services to the Company in connection with the acquisition. On June 29, 2007 Wachovia and the Company entered into a settlement agreement, in connection with which the Company has paid Wachovia a $1 million settlement amount. The obligation for this settlement was accrued for as of February 28, 2007 and capitalized as part of the purchase price in connection with the Coty asset acquisition.

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

For the thirteen weeks ended May 26, 2007, our top five customers accounted for approximately 64 percent of net sales. Our largest customer, Wal-Mart, accounted for 45 percent of net sales, and our second largest customer, Walgreens, accounted for 9 percent. We expect that for the year ending February 28, 2008, and in future periods, our top five customers, including Wal-Mart and Walgreen, will, in the aggregate, continue to account for a significant portion of our sales. The loss of one or more of these key customers, any significant decrease in sales to them or any significant decrease in retail display space in any of these customers’ stores, could reduce our sales and therefore could have a material adverse effect on our operating results and profitability.

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

Our long-term success depends upon our ability to continually develop and launch new brands and products that appeal to consumers. We face intense competition from larger and more established manufacturers and distributors that have more resources to dedicate to innovation and advertising. With national brands assuming a more prominent place in our product portfolio, we are increasing our focus on innovation and marketing. However, there is no assurance that this investment will be successful in maintaining our competitive position.

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

Our growth strategy is bifurcated. We seek to increase our business both through organic growth of our existing brands, and also by acquiring other companies, brands or product lines that management believes complement our existing health and beauty care business. At any given time, we may be engaged in discussions with respect to possible acquisitions or other business combinations that are intended to enhance our product portfolio, enable us to realize cost savings and further diversify our category, customer and channel focus. We may also be involved in discussion with our lenders regarding the financing of such acquisitions.

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

The market for our health and beauty care products depends to a significant extent upon the goodwill associated with our trademarks and trade names. Ascendia Brands and its affiliates own (or, in the case of the Calgon brand, license) the material trademarks and trade name rights used to market, package and sell our products. We believe our customers ascribe value to our trade names, trademarks and trade dress in general. It is the basis upon which consumers can readily differentiate our products from those of our competitors. The legal protection afforded our trade names, trademarks and trade dress is what prevents competitors or new market entrants exploiting for their benefit the goodwill associated with our products and from marketing and selling products that compete deceptively with ours. Trademark and trade name protection is therefore critical to our business.

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

Our common stock is listed on the American Stock Exchange (the “Exchange”). A failure to maintain this listing could result in a default under our financing agreements with the consequences described below and could impair our ability to raise capital in the public markets. This, in turn, could have a material adverse effect on our ability to implement our business plan and thereby adversely affect our operating results and profitability. The Exchange’s regulations contain provisions specifying the minimum amount of shareholders’ equity that a company generally must have in order to maintain its listing. We have suffered significant losses in recent years. As of May 26, 2007, our shareholders’ equity was substantially below the $6.0 million level required by the Exchange. However, the Exchange generally does not initiate de-listing procedures for a company that fails to maintain the specified shareholders’ equity, if the company has (1) a total market capitalization of at least $50,000,000 or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and (2) at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. We believe we currently satisfy these requirements. In addition, we have secured undertakings from one of our lenders to convert to equity, subject to the payment of certain fees by the Company, a portion of its outstanding debt into equity, if necessary to maintain our listing. However, there is no assurance that we will continue to meet such additional criteria, neither is there an assurance that the Exchange will not initiate de-listing procedures even if such criteria are met. There is also no assurance that our lenders will agree to convert sufficient debt to enable us to satisfy the applicable listing standards. If they do not, we would be required to raise additional capital in order to maintain our listing with the Exchange and there can be no assurance that such additional capital could be obtained.

The failure to comply with financial and other covenants could cause a default under our financing agreements.

In connection with the acquisition of the Calgon and the healing garden brands, we entered into a $160 million senior secured loan facility and re-strucured our $86 million convertible term loan. These financing agreements contain various financial and other covenants, including, in the case of our convertible debt facility, an obligation to file and maintain in effect a registration statement.. Our ability to continue to comply with these covenants, and in particular the financial covenants, depends, among other things, upon our ability to execute our business model, meet targets for sales and profitability, realize the cost savings and synergies anticipated as a result of the acquisition, make certain filings with the Securities & Exchange Commission by specified dates and generally operate our business according to budget. The failure to comply with our covenants may, subject to applicable notice and cure provisions contained in our financing agreements, give rise to an event of default. Upon the occurrence of an event of default, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral, raise interest rates and exercise any other remedies available to secured creditors. If the loans are accelerated, default interest rates become effective or the commitments terminated, we would face substantial liquidity problems and, unless we were able to reach agreement with our lenders or refinance the outstanding obligations, we may be required to cease operations. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences for our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

Management has concluded that our disclosure controls and procedures were not effective at a reasonable level as of May 26, 2007. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended February 28, 2006, we determined that material weaknesses existed in our internal controls over financial reporting. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve complex technical accounting issues. During fiscal 2007, and into the first half of fiscal 2008, we have added to our in-house accounting staff. While the impact of these additions has been positive, there has not been adequate time for us to conclude that the material weaknesses have been fully remediated. We will continue to monitor the effectiveness of these control enhancements during fiscal 2008 prior to reaching a conclusion on full remediation. The continued effectiveness of these remedial measures depends upon our ability to maintain internal resources appropriate to the scope and nature of our business operations, capital structure and acquisition activities. Should we be unable to retain, develop or replace such resources, there can be no assurance that we will be able to maintain effective internal controls. A failure to do so could give rise to a risk of future restatement and potential legal liability

ITEM 6. EXHIBITS

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

Date: July 24, 2007