Form 10-Q/A
period 2007-05-26
ASCENDIA BRANDS, INC.
filed 2008-01-04
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO.1
Original filed July 24, 2007

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

On December 28, 2007, the issuer had outstanding 41,973,590 shares of common stock, $.001 par value per share.

ASCENDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

THIRTEEN WEEKS ENDED MAY 26, 2007

INDEX

PAGE

PART I. - FINANCIAL INFORMATION - RESTATED

Item 1 - Financial Statements (unaudited)	1

a)	Consolidated Balance Sheets as of May 26, 2007 and February 28, 2007	1

b)	Consolidated Statements of Operations for the Thirteen Weeks ended May 26, 2007 and May 27, 2006	2

c)	Consolidated Statement of Stockholders’ Equity for the Thirteen Weeks ended May 26, 2007	3

d)	Consolidated Statements of Cash Flows for the Thirteen Weeks ended May 26, 2007 and May 27, 2006	4

e)	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	44

Item 4 - Controls and Procedures	44

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	45

Item 1A - Risk Factors	46

Item 6 - Exhibits	55

Signatures	56

EXPLANATORY NOTE

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 26, 2007 (“First Quarter Form 10-Q/A”) filed on July 24, 2007, reflects a restatement of the Consolidated Financial Statements of Ascendia Brands, Inc. as of and for the thirteen weeks ended May 26, 2007. The restatement relates to the following adjustments:

1. To revise the allocation of the purchase price paid in connection with the purchase of certain brands and brand-related assets from Coty pursuant to an asset purchase agreement dated as of February 9, 2007 (the Asset Purchase Agreement”) to comply with the provisions of SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets”. The revised purchase price reflects a reduction for a $7.5 million credit the Company received from Coty Inc. under a Manufacturing Agreement entered into contemporaneously with the Asset Purchase Agreement. This credit was previously allocated as a reduction of the cost assigned to the inventory acquired under the Manufacturing Agreement but will now be reflected as a reduction in the other long lived assets acquired from Coty, as described below. As a result of a higher cost being attributed to inventory acquired under the Manufacturing Agreement, cost of goods sold has been increased by $2.5 million in the First Quarter.

2. The $7.5 million reduction in the purchase price proportionately reduces the values previously assigned to the other long lived assets acquired from Coty, rather than being applied as a reduction in the cost assigned to the inventory acquired under the Manufacturing agreement. As a result, the amount of purchase price allocated to the long lived assets acquired from Coty has been reduced by $7.5 million and the amortization expense associated with such assets has been reduced by $0.2 million in the First Quarter.

This First Quarter Form 10-Q/A is being filed for purposes of amending the First Quarter Form 10-Q and provides information about the financial results for the thirteen weeks ended May 26, 2007 (as restated as described above) and May 27, 2006.

The following items have been amended as a result of the restatement:

•	Part I - Item 1 – Consolidated Financial Statements (unaudited)
•	Part I - Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I - Item 4 – Controls and Procedures
•	Part II - Item 1 – Legal Proceedings
•	Part II - Item 1A – Risk Factors

The Company has supplemented Item 6 of Part II to include current certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act of 1934, as amended, filed as Exhibits 31.1, 31.2 and 32 to this First Quarter Form 10-Q/A.

The financial information that is included in this First Quarter Form 10-Q/A has been corrected as part of the restatement described above. This restatement is only related to the thirteen weeks ended May 26, 2007. All amounts included in this report as of and for the thirteen weeks ended May 27, 2006 and as of February 28, 2006 are not affected by the restatement. In general, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Information in this First Quarter Form 10-Q/A is generally stated as of May 26, 2007 and generally does not reflect any subsequent information or events other than the restatement. However, we have included information about the Company’s subsequent negotiations with its senior lenders and other pertinent related matters.

With the filing of this First Quarter Form 10-Q/A, the Company has amended the First Quarter Form 10-Q. Accordingly, the Company’s Consolidated Financial Statements for the thirteen weeks ended May 26, 2007 and the related financial information contained in the Third Quarter Form 10-Q should no longer be relied upon.

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	May 26, 2007	February 28, 2007
	(unaudited)
ASSETS	Restated
Current Assets:
Cash and cash equivalents	$466	$3,303
Trade receivables, net of allowances of
$3,539 at May 26, 2007 and $2,913 at February 28, 2007	11,651	9,444
Inventories	24,649	28,633
Miscellaneous receivables	3,569	1,517
Prepaid expenses and other	10,386	5,761

Total current assets	50,721	48,658

Property, plant and equipment, net	8,233	6,500
Intangibles, net	141,087	151,634
Other assets, net	9,910	10,103

Total assets	$209,951	$216,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,537	$8,943
Accrued expenses	4,197	5,480
Accrued interest	2,803	1,146
Reserve for customer returns	720	4,479
Current portion of long-term debt	2,000	2,000
Total current liabilities	20,257	22,048
Long-term debt, less current portion	274,732	271,317
Long-term pension obligation	691	668
Total liabilities	295,680	294,033

Stockholders’ Equity:
Convertible preferred stock, par value $.001 per share; Authorized
1,000,000 shares; issued and outstanding 330 Class B & B-1 shares
At May 26, 2007 and at February 28, 2007	—	—
Common stock, par value $.001 per share; Authorized 225,000,000 shares; issued and outstanding 41,779,840 shares at May 26, 2007
and 36,758,541 at February 28, 2007	42	37
Additional paid in capital	75,363	74,828
Accumulated deficit	(160,268)	(151,435)
Accumulated comprehensive loss	(866)	(568)
Total stockholders’ deficit	(85,729)	(77,138)
Total liabilities and stockholders’ deficit	$209,951	$216,895

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended
	May 26,	May 27,
	2007	2006
	Restated
Net sales	$41,951	$24,847
Cost of sales	32,064	20,193

Gross Profit	9,887	4,654

Operating expenses:
Selling and marketing	4,390	1,401
General and administrative	7,644	2,630
Total operating expenses	12,034	4,031

Income (loss) from operations	(2,147)	623

Interest expense	(7,153)	(2,484)
Amortization of finance fees and debt discount	(834)	(1,171)
Gain on revaluation of compound derivative	1,035	—
Other income	552	144
Total other/ interest expense	(6,400)	(3,511)

Loss from continuing operations before income taxes	(8,547)	(2,888)

Income taxes	—	—

Loss from continuing operations	(8,547)	(2,888)

Loss from discontinued operations	(286)	(656)

Net loss	(8,833)	(3,544)

Series A Preferred stock beneficial conversion feature accreted as a dividend	—	204

Net loss available to common stockholders	$(8,833)	$(3,748)

Basic and diluted loss per common share
Continuing operations	$(0.20)	$(0.22)
Discontinued operations	(0.01)	(0.05)
	$(0.21)	$(0.27)

Basic and diluted loss per preferred share	$—	$—
Shares used in computing loss per share:
Basic and diluted - common	41,779,840	13,907,351
Basic and diluted - preferred	330	2,554

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the thirteen weeks ended May 26, 2007 - Restated

(Amounts in thousands, except for share and per share data)

	Series B &
	B-1	Series A					Accumulated
	Preferred	Preferred	Common	Common	Additional		Other
	Stock	Stock	Stock	Stock	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at
February 28, 2007	330	$—	36,758,541	$37	$74,828	$(151,435)	$(568)	$(77,138)
Net loss	—	—	—	—	—	(8,833)	—	(8,833)
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(298)	(298)
Comprehensive income	—	—	—	—	—	—	—	(9,131)
Stock based compensation	—	—	—	—	540	—	—	540
Common stock issued to
Coty	—	—	5,021,299	5	(5)	—	—	—
Balance at
May 26, 2007 (unaudited)	330	$—	41,779,840	$42	$75,363	$(160,268)	$(866)	$(85,729)

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended
	May 26, 2007	May 27, 2006
	Restated
Cash flows from operating activities:
Net loss from continuing operations	$(8,547)	$(2,888)
Adjustments to reconcile net loss
To net cash used in continuing operations:
Depreciation and amortization	3,285	983
Provision for uncollectible accounts receivable	9	77
Amortization of deferred financing costs and debt discount	834	1,171
Gain on revaluation of compound derivative liability	(1,035)	—
Stock-based compensation	540	—
Product purchase credit	2,499	—
Non-cash interest on convertible notes and subordinated debt	3,160	—
Changes in operating assets and liabilities:
Trade receivables	(2,216)	(5,755)
Inventories	3,984	1,322
Prepaid expenses and other	377	1,548
Other assets	(2,198)	—
Accounts payable	1,589	2,213
Accrued expenses	(3,386)	375
Long-term pension obligations	23	(100)
Cash used in continuing operations	(1,082)	(1,054)
Cash used in discontinued operations	(286)	(350)
Net cash used in operating activities	(1,368)	(1,404)
Cash flows from investing activities
Purchase of property, plant and equipment	(1,993)	(211)
Proceeds on disposal of property, plant and equipment	21	21
Net cash used in investing activities	(1,972)	(190)
Cash flows from financing activities
Net borrowings from revolver	1,293	—
Financing costs	—	(35)
Repayment of principal on first lien	(500)	—
Repayments of capital leases	—	(10)
Proceeds from exercise of warrants	—	31
Net cash provided by (used in) financing activities	793	(14)
Effect of exchange rates on cash	(290)	70
Net (decrease) increase in cash and cash equivalents	(2,837)	(1,538)
Cash and cash equivalents at the beginning of period	3,303	1,876
Cash and cash equivalents at the end of period	$466	$338

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,361	$1,982

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements May 26, 2007

NOTE 1 -- DESCRIPTION OF BUSINESS AND REORGANIZATION - Restated

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

In accordance with SFAS No. 141, Business Combinations, we determined the fair value of the assets acquired and liabilities assumed in the reverse acquisition of Cenuco, Inc. as follows, as revised in the quarter ended February 28, 2006:

(Amounts in thousands)
Cash and cash equivalents	$6,003
Other current assets	497
Total current assets	6,500
Property, plant, and equipment	111
Goodwill - see discussion below regarding impairment charge in subsequent quarters	49,675
Intangibles - acquired core software technology	8,000
Other assets	592
Total assets acquired	64,878
Total liabilities assumed	(474)
Estimated fair value of net assets acquired	$64,404

The allocation of the purchase price equivalent was finalized by the Company in the quarter ended February 28, 2006 as noted above. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, the Company tested the carrying value of goodwill for impairment, which led to Goodwill impairment charges of $14.6 million and $35.1 million, respectively.

DISCONTINUED OPERATIONS

In February 2007, the Company committed to the sale of its wireless subsidiary and as a result this operation has been presented as a discontinued operation in the accompanying financial statements. Subsequent to year-end the Company made a determination that a sale was no longer likely and decided to liquidate the wireless operations. Cenuco, Inc. ceased operations as of June 30, 2007 and is being accounted for as a discontinued operation.

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

The restatement included in this amended Form 10-Q reflects the following adjustments:

1. To revise the allocation of the purchase price paid in connection with the purchase of certain brands and brand-related assets from Coty pursuant to an asset purchase agreement dated as of February 9, 2007 (the Asset Purchase Agreement”) to comply with the provisions of SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets”. The revised purchase price reflects a reduction for a $7.5 million credit the Company received from Coty Inc. under a Manufacturing Agreement entered into contemporaneously with the Asset Purchase Agreement. This credit was previously allocated as a reduction of the cost assigned to the inventory acquired under the Manufacturing Agreement but will now be reflected as a reduction in the other long lived assets acquired from Coty, as described below. As a result of a higher cost being attributed to inventory acquired under the Manufacturing Agreement, cost of goods sold has been increased by $2.5 million in the First Quarter.

2. The $7.5 million reduction in the purchase price proportionately reduces the values previously assigned to the other long lived assets acquired from Coty, rather than being applied as a reduction in the cost assigned to the inventory acquired under the Manufacturing agreement. As a result, the amount of purchase price allocated to the long lived assets acquired from Coty has been reduced by $7.5 million and the amortization expense associated with such assets has been reduced by $0.2 million in the First Quarter.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION - Restated

The accompanying financial statements of Ascendia Brands, Inc. and its subsidiaries as of and for the thirteen weeks ended May 26, 2007 and May 27, 2006 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The Company anticipates that its current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. Therefore, unless the Company is able to reduce its cash operating requirements, increase income from operations, modify the terms of its loan agreements and/or raise additional capital, it will become unable to continue to meet its obligations as they fall due.

On October 9, 2007, the Company entered into an agreement with its senior lenders amending certain financial covenants in its first and second lien credit facilities applicable as of the end of the fiscal quarter ended August 25, 2007. Absent such amendment, an event of default would have occurred under the senior credit facilities. There can be no assurance that the Company will be able to negotiate amendments to the financial covenants applicable to future fiscal quarters, and absent such amendments it is probable that an event of default will occur under the senior credit facilities at the end of future reporting periods and there can be no assurance that the senior lenders will waive any such future default.

Further, unless a waiver is provided by its lenders, the Company is required to make a prepayment of its senior debt if and to the extent that, at the end of any month, the amount of first lien debt then outstanding (including the balance outstanding under the Company’s revolving credit facility) exceeds three times the Company’s adjusted pro forma trailing twelve month (“TTM”) earnings before interest, taxes, depreciation and amortization (“EBITDA”). Any such prepayment must be made not later than one business day following the submission of the monthly financial statements that the Company is required to furnish to its lenders under the terms of the senior credit facilities. On December 10, 2007 the Company notified its senior lenders that, based upon its estimated adjusted pro forma TTM EBITDA as of October 27, 2007, a prepayment in the amount of approximately $26 million is currently required to be paid. The Company’s failure to make such payment constitutes an event of default under its first and second lien credit facilities and entitles its senior lenders to accelerate the Company’s first and second lien indebtedness. In addition, as a result of the Company’s inability to make the required prepayments, and as a consequence of the Company’s financial condition generally, certain representations and warranties that are deemed to be made whenever the Company makes drawings under its revolving credit facility may no longer be true and correct. These include representations and warranties that the Company and its subsidiaries, taken as a whole, are solvent and that there has been no material adverse change in the condition of the Company since August 26, 2006. The Company has notified its lenders that it cannot make such representations and warranties.

As a result of the Company’s failure to make the prepayment and its inability to make the representations and warranties described above, the Company’s revolving lender is entitled to cease to make advances under the Company’s revolving credit facility. On December 12, 2007 the Company received notice from the agent for the first lien lenders reserving such lenders’ rights under the first lien credit facility generally, including the right to cease making advances under the revolving credit facility. The Company’s lenders have not yet exercised, or notified the Company that they intend to exercise, any remedies. However, if the lenders were to declare the loans to be due and payable, or if the Company becomes unable to draw on its revolving credit facility, it would become unable to fund continuing operations unless alternative sources of capital were found.

The Company is in negotiations with its lenders to amend its first and second lien loan facilities and is actively seeking additional capital in order to provide the liquidity necessary to fund future operations. On December 31, 2007 we announced that we had reached agreement in principle to amend our senior debt facility. The proposed amendment would include the waiver of certain existing events of default, including those described above, and the restatement of certain financial covenants through the period ending February 28, 2009.

Further, on November 19, 2007, the Company obtained a 180-day $2.0 million unsecured loan from Prencen Lending LLC, an affiliate of Prentice Capital Management, and an additional $1.5 million advance under its first lien credit facility, to fund short-term working capital requirements. In consideration for the Prencen Lending loan, we issued to Prencen Lending an unsecured convertible note and warrants to purchase 3,000,000 shares of our common stock at an exercise price of $0.26 (which corresponded to the closing price of the common stock on the last trading day prior to the date of issuance of the note).

The note will mature on the earlier of (i) the date upon which we complete a subsequent transaction with Prentice or any of its affiliates for the sale of preferred equity securities, or (ii) 180 days from the date of issuance. The note accrues interest on a monthly basis at the rate of fifteen percent 15% per annum, subject to increase to 20% upon the occurrence of an event of default, as defined in the note. If we enter into a preferred equity transaction with Prentice within 180 days of the issuance of the note, the principal and accrued interest then outstanding will be repaid through the issuance of preferred equity securities at the applicable transaction price. If we do not enter into a preferred equity transaction with Prentice, we are required to issue to Prencen Lending, upon maturity of the note and in satisfaction of the principal and accrued interest thereon, shares of our common stock at a price corresponding to 85% of the weighted average price of the stock for the 10 trading days immediately preceding maturity. If we enter into an equity financing with a third party prior to the note’s maturity, Prencen Lending has the option to convert the unpaid principal and interest into such equity securities, at the lowest price paid by such third party.

On December 14, Prentice signed a non-binding letter of intent for a $26.5 million preferred equity investment in the Company by an affiliate of Prentice. Such investment, which includes conversion of the 2.0 million loan described above, is subject to the negotiation of definitive transaction documents, the successful completion of negotiations currently being conducted between the Company and its senior lenders regarding a re-structuring of its first and second lien loan facilities, and the fulfillment of certain other closing conditions.

There can be no assurance that the transactions contemplated in this letter of intent or the agreement in principle with our senior lenders to amend our senior loan facility will be completed, or that the Company otherwise will be successful in obtaining waivers from its lenders regarding current or future defaults, or that alternative sources of funding will be located.

The accompanying financial statements do not include any adjustments that may in the future be required based upon the resolution of the circumstances described above.

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

Prepaid Expenses: Prepaid expenses were $5.4 million and $5.8 million, respectively as of May 26, 2007 and February 28, 2007. Prepaid expenses consists primarily of the unamortized portion of the signing bonus of $2.0 million paid in February 2007 to incoming CEO Steven R. Scheyer (start date of March 12, 2007) and approximately $3.0 million paid to Coty to be used to purchase raw materials for product production (no draw-downs as of May 26, 2007 and February 28, 2007). The balance of prepaid expenses for both thirteen-week periods consisted of various payments that are for items that are amortized and expensed in the normal course of business.

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

Goodwill and Indefinite Lived Intangibles

As a result of the merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49.7 million associated with the subsequently discontinued wireless applications development division. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulae), initially estimated to have indefinite lives. As a result of the purchase of assets from Coty on February 9, 2007 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $10.3 million being allocated to intangible assets (product formulae), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets (”SFAS No. 142”), requires that goodwill and other intangibles that have indefinite lives not be amortized but be reviewed for impairment annually or more frequently if impairment indicators arise. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, we tested the carrying value of goodwill for impairment, which led to goodwill impairment charges of $14.6 million and $35.1 million, respectively being recorded in the statement of operations, which are now presented as discontinued operations. During the quarter ended February 28, 2007, we tested the carrying value of the $16.9 million of indefinite lived intangible assets related to the acquisition of the former Playtex brands. This led to an impairment charge of $1.8 million being recorded in the statement of operations for some of the brands acquired from Playtex. In the quarter ended May 26, 2007, the Company assigned a finite life to all brands and formulae and began to amortize the assets over the expected useful life (see “Amortizable Intangible Assets” below). As a result there are no remaining indefinite lived intangible assets as of May 26, 2007.

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

As a result of the acquisition of the former Coty brands on February 9, 2007, an allocation of the purchase price resulted in $45.8 million being allocated to customer relationships, $47.6 being allocated to brand names, $9.6 million being allocated to formulations and $0.3 million being allocated to the order backlog. The estimated useful lives are 10 years for customer relationships and formulations and 10 to 20 years for the brand names, to be amortized on a straight-line basis. The amortization expense recorded for the thirteen weeks ended May 26, 2007 was $2.5 million.

Intangible Assets - Restated

Balances of acquired intangible assets for the thirteen weeks ended May 26, 2007 are as follows

	(Amounts in thousands)
	Formulae
	And	Customer
	Trademarks	Relationships	Total
Carrying value at February 28, 2007	$76,251	$75,383	$151,634
Adjustment - product purchase credit	(4,154)	(3,346)	(7,500)
Amortization	(1,247)	(1,800)	(3,047)
Carrying value, May 26, 2007	$70,850	$70,237	$141,087

Weighted average original life (in years)	10 to 20	10

Customer relationships are estimated to have a useful life of 10 years and have a carrying value of $70.2 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 and May 27, 2006 respectively, was $1.8 million and $0.8 million.

Trademark rights purchased from Coty are estimated to have a useful life of 20 years for Calgon (based on the term of the agreement through which we acquired the rights to sell products under the Calgon name) and 10 years for the healing garden and have a carrying value of $47.6 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 was $0.8 million.

Trademarks purchased from Playtex are estimated to have a useful life of 5 or 20 years and have a carrying value of $12.3 million at May 26, 2007. This carrying value reflects the impact of an impairment charge of $1.8 million recorded in the year ended February 28, 2007 and amortization expense of $0.2 million for the thirteen weeks ended May 26, 2007.

Product formulae purchased from Playtex and Coty are estimated to have a useful life of 10 years and have a carrying value of $11.8 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 is $0.3 million. The Company did not assign a useful life to the Playtex formulae until the thirteen weeks ended May 26, 2007, thus there is no amortization expense for the thirteen weeks ended May 27, 2006.

Amortization expense for intangible assets for the thirteen weeks ended May 26, 2007 and May 27, 2006 respectively, is $3.0 million and $0.8 million.

Estimated future aggregate amortization expense based on the current carrying value of intangible assets is as follows:

Fiscal Year	Amount
2008	$9,555
2009	12,624
2010	12,624
2011	12,624
2012	12,624
thereafter	81,036
$141,087

Other Assets, Net: Other assets, net of approximately $9.9 million, consist primarily of $9.8 million of deferred financing costs related to the financing with respect to the acquisition of the former Coty brands (see Note 3). The deferred financing costs are being amortized using the effective interest method over the term of the respective financing arrangements. Amortization expense related to deferred financing costs was $0.3 million and $1.2 million respectively, for the thirteen weeks ended May 26, 2007 and May 27, 2006.

Fair Value of Financial Instruments: The carrying amounts reported in the accompanying balance sheets for accounts receivable, accounts payable, accrued expenses and financing debt approximate fair value due to the short-term nature of these accounts. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a periodic basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. As discussed further in Note 6, in accordance with Emerging Issues Task Force (“EITF”) 96-19 the convertible secured note was recorded at estimated fair value as of December 30, 2006, the date on which there was deemed to have been an extinguishment of such debt due to the modification of its terms.

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

Earnings per share: EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”) provides guidance in determining when the two-class method, as defined in SFAS No. 128, Earnings per Share, must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Under the two-class method earnings are allocated to common stock and participating securities to the extent that each security may share in such earnings and as if such earnings for the period had been distributed. Under the two-class method losses are allocated to participating securities to the extent that such security is obligated to fund the losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security is reduced as a result of losses incurred by the issuing entity. In accordance with EITF 03-6, basic earnings per share for our common stock and Series A Junior Participating Preferred Stock (“Series A Preferred stock”) have been calculated by dividing net income allocated to common stock and Series A Preferred by the weighted average number of shares of common stock and Series A Preferred stock outstanding, respectively. Diluted earnings per share for our common stock was calculated similarly, except that the calculation included the effect, if dilutive, of (a) the assumed exercise of stock options issuable under our stock-based employee compensation plan, (b) the assumption of the conversion of all of our Series A Preferred stock to common stock and (c) the assumption of the conversion of the Company’s convertible debt. Basic and diluted loss per share for our common stock is calculated by dividing the net loss for the period during which such shares were outstanding by the weighted average number of shares outstanding. No losses are allocated to the Series A and B Preferred for the period during which our common stock is outstanding, because the holders of the Series A and B Preferred stock are not obligated to share in the Company’s losses as described above.

The dilutive share base excludes incremental shares of 81,697,418 due to their anti-dilutive effect. The excluded shares relate to convertible debt, options and warrants in the money and preferred stock, all of which are convertible into common stock.

During the fiscal year ended February 28, 2007, all of the Series A Preferred stock was redeemed by the Company or converted to Common Stock (see Note 10).

Comprehensive Income (Loss): We calculated comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and adjustments to the minimum pension liability, net of tax, which are currently presented as a component of stockholders’ equity (deficit). The Company’s total comprehensive loss was $6.8 million and $3.5 million for the thirteen weeks ended May 26, 2007 and May 27, 2006, respectively. The components of accumulated other comprehensive income (loss) were as follows:

Amounts in thousands
	May 26, 2007	February 28, 2007
Foreign currency translation adjustment	$ 583	$ 285
Minimum pension liability	283	283

Total accumulated other comprehensive loss	$ 866	$ 568

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning March 1, 2009. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations, but it is not expected to have a significant effect.

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

NOTE 3 – ASSET ACQUISITIONS AND RELATED FINANCING

COTY ASSET ACQUISITION - Restated

On February 9, 2007, we acquired the Calgon and the healing garden brands and certain brand-related assets from Coty Inc. and certain affiliates. The purchase price of $119.2 million (prior to certain closing adjustments), consisted of $90.1 million in cash , $4.9 million in assumed liabilities, a $20.0 million subordinated note, $10.0 million in our common stock, $1.7 million in capitalized transaction costs, reduced by a $7.5 million credit against the purchase price of finished goods inventory manufactured for the Company by Coty subsequent to February 9, 2007 as a reduction to purchase price of the assets acquired.

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

In accordance with SFAS No. 142, we allocated the total purchase price to the assets (liabilities) acquired based on relative fair value. The allocation is as follows:

(Amounts in thousands)
Inventory	$15,771
Brand names, product formulae and backlog	57,522
Customer relationships	45,842
Total assets acquired	119,135
Less liabilities assumed in lieu of cash payment	(4,862)
Total net assets acquired	$114,273

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

On November 15, 2005 we entered into an $80 million bridge term loan agreement (the “Bridge Loan”) with Prencen Lending LLC (as agent and lender, “Prencen”) and Highgate House Funds, Ltd., (“Highgate”). We used the proceeds of the Bridge Loan to finance the acquisition of brands from Playtex ($57.8 million), fund financing fees ($2.8 million), repay certain existing indebtedness (approximately $13.8 million in total) and provide working capital or to Lander (approximately $5.6 million). For the first 90 days following closing, the Bridge Loan bore interest at an annual rate of 5.5 percent above the three-month LIBOR (set two days in advance on November 14, 2005 at 4.34 percent). The interest rate margin over LIBOR increased by five percent per annum at the end of that 90-day period, to 10.5 percent. Also at the end of the 90-day period, the three-month LIBOR was reset on February 12, 2006 for the next 90 days (February 15, 2006 to May 15, 2006). The reset three-month LIBOR rate of 4.74 percent plus the increased interest rate margin of 10.5 percent generated an interest rate on the Bridge Loan of 15.24 percent for the period February 15, 2006 to May 15, 2006.

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

Any portion of the balance due under the Notes was convertible at any time, at the option of the holders(s) (the “Conversion Option”), into shares of our common stock (“Conversion Shares”) at a price of $1.75 per share (subject to certain anti-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders were prohibited from converting any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion. The Notes described various events of default which included, but were not limited to (a) the failure to make effective by June 30, 2007, and keep effective thereafter, a registration statement to register the Conversion Shares issuable upon exercise of the Series A and B Warrants and other shares (the “Registration Statement”), (b) the suspension in trading of the Company’s stock for a defined period, (c) the failure timely to issue Conversion Shares in response to a conversion notice received from a Note holder, and (d) the failure to have available sufficient authorized shares to enable the conversion of the Notes. In the event of a default, the holders of the Notes could have required the Company to redeem the Notes at the greater of a 25% premium, or the value of the shares underlying the conversion of such Notes at the time of the event of default (determined by reference to a definition of a maximum share price). In the event of a Change in Control of the Company (as defined), the holders of the Notes would have had the right (the “Change in Control Put”), for a period of 20 days subsequent to the receipt of notice of the Change in Control, to require the Company to redeem the Notes at the greater of a 20% premium, or the value of the shares underlying the conversion of such Notes at the time of the change in control (determined by reference to a definition of a maximum share price). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with a Change in Control Put included in the Notes (collectively the “Compound Derivative”) were bifurcated as derivatives required to be accounted for separately under SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

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

Convertible Secured Notes – Current - Restated

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

Any portion of the balance due under the New Notes will be convertible at any time, at the option of the holders(s), into shares of our common stock (at a price of $0.42 per share (subject to certain anti-dilution adjustments), provided that a holder may not, except in accordance with the terms of the New Notes, convert any amounts due under the New Notes if and to the extent that, following such a conversion, such holder and its affiliates would collectively beneficially own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion. In addition, we may require the exchange of up to $40.0 million in principal amount of the New Notes for shares of a newly created series of convertible preferred stock, on terms acceptable to us and the holders of a majority in principal amount of the New Notes, for a 15% exchange fee, payable in cash, if necessary to maintain our stockholder equity at the level required pursuant to the continued listing requirements of the American Stock Exchange. On November 19, 2007, we entered into an agreement with Prencen Lending for a $2 million short-term unsecured loan, in connection with which we issued Prencen warrants to purchase our common stock at an exercise price of $0.26. See, Note 2 above. The issuance of these warrants triggered the anti-dilution provisions in the New Notes, with the result that the New Notes became convertible into our common stock, subject to the restrictions described above, at a price of $0.26 per share. The issuance of additional equity or equity-linked instruments at an effective price of less than $0.26 (including the proposed preferred equity transaction involving Prentice described in Note 2, above, will cause a further reduction in the conversion price of the New Notes.

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

Upon issuance of the Notes, we entered into, and upon issuance of the New Notes subsequently amended, a Registration Rights Agreement (the “Registration Rights Agreement”) with respect to the Conversion Shares, Warrant Shares (as defined in the Registration Rights Agreement), the Preferred Conversion Shares (as defined in the Registration Rights Agreement) and any shares of our Common Stock currently held or subsequently acquired by Watershed, Prencen or Prencen Lending (the “Registrable Securities”). Under the Registration Rights Agreement, we are required to file a registration statement with respect to the Registrable Securities by a date certain (initially by June 30, 2007 and subsequently extended to September 30, 2007) and to use our best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days thereafter if the registration statement is subjected to a full review by the Securities and Exchange Commission). The Registration Rights Agreement contains penalties for the failure to comply with such deadlines or to maintain the effectiveness of the registration statement. In the event the Registration Statement is not timely filed or made effective or maintained effective (as described above) the holders of the Notes are also entitled to a cash penalty in the amount of 2% of the face amount of the Notes for each 30-day period until such time as the default has been cured, subject to a maximum of 10%. In addition, in the event that the Company fails to timely issue shares in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants would be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery was not provided.

In addition, Prencen, Prencen Lending and Watershed were granted demand and piggyback registration rights on terms set forth in the Registration Rights Agreement.

Accounting for Issuance of Convertible Secured Notes

Consideration received from the issuance of the Notes on August 2, 2006 ($87.3 million, net of a $ 3.7 million origination fee paid to Prentice Capital Management, LP, an affiliate of Prencen Lending), was allocated to the Series A and Series B Warrants and the Notes based on the relative fair value of each. The resulting $8.4 million value attributed to the Series A and Series B Warrants has been reflected as a credit to paid-in capital with an offsetting debt issuance discount recorded on the Notes. The resulting allocation to the Notes ($78.9 million) was then further offset, as an additional debt issuance discount, by the estimated fair value of the liability for the compound derivative discussed above (amounting to $38.3 million as of August 2, 2006) and $3.7 million of fees paid to Prencen. The debt issuance discount (totaling $50.4 million) and the cash and other deferred finance costs associated with the issuance of the New Notes (totaling $6.8 million), were initially being amortized to interest expense under the interest method over the five year period to the date that the five Year Put Option becomes exercisable (August 2, 2011). The 5% premium associated with the five year Put Option ($4.6 million) was initially being accreted over the same five-year period, also under the interest method, as an increase to interest expense and the recorded value of the Notes.

The issuance of the Amended Notes on December 30, 2006, created a deemed extinguishment of debt in accordance with the guidance of EITF Issue 96-19. As a result, all previously deferred financing costs (having an unamortized costs of $6.6 million on December 30, 2006) were included in the loss on extinguishment. In addition, the value of the Compound Derivative associated with the December 30, 2006 issuance of the Amended Notes has also been included in the loss on deemed extinguishment of debt. Further, as discussed in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the recorded value of the Amended Notes outstanding on December 30, 2006 was adjusted to the estimated fair market value of the Amended Notes following the deemed extinguishment. The difference of $48.0 million between the old derivative of $21.6 million and the new derivative value of $69.6 million has also been included in the loss recorded on deemed extinguishment. Finally, the difference of $17.2 million between the debt discount on the old derivative of $48.8 million and the debt discount on the new derivative of $31.6 has been included in the loss on extinguishment. The net loss on the deemed extinguishment of debt was $71.8 million. Subsequent to the December 30 restructuring, amortization of the debt issuance discount and the accretion of the 5% put premium remains under the effective interest method; however the period has been modified from 5 to 8 years, consistent with the extension of the date of the put option. Such amortization and accretion amounted to $0.8 million in the current quarter and $2.1 million since inception. Amortization of finance fees amounted to $0.1 million in the current quarter and $0.3 million for the year ended February 28, 2007.

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

Subordinated Note

In connection with the financing of the Coty transaction, the seller took back a $20.0 million subordinated note as described in Note 3. At May 26, 2007 interest of $1.1 million was capitalized and added to the note balance.

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

On the same date, we entered into a new $30.0 million revolving credit facility, as described in Note 3, which forms part of the First Lien Facility described above. At May 26, 2007 and February 28, 2007, respectively, there was $1.3 million and zero outstanding under the Revolver. Availability under the revolving facility was $18.0 million and $16.3 million, respectively as of May 26, 2007 and February 28, 2007. On December 12, 2007 we informed our lenders that certain representations and warranties deemed given when advances are made under the Revolver, including the representations and warranties that the Company and its subsidiaries, taken as a whole, are solvent, and that no material adverse change has occurred since August 26, 2006, may not be correct. As a result, the lenders may decline to make further advances under the Revolver.

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

We believe that Lander fully complied with the terms of the distribution agreement and that it made a full accounting to the bankruptcy court of all amounts owing under the distribution agreement. It is further our position that TMV lacks standing to assert claims for indemnification under the distribution agreement or otherwise. On December 10, 2007 the court ruled in Lander’s favor, enjoining TMV from continuing with its claims as pled. However, the court allowed TMV to re-plead if it is able to assert direct claims consistent with the court's order. There can therefore be no assurance that TMV will not seek to reconstruct its claims as direct claims against Lander. In addition, the court’s order permits the bankruptcy trustee to pursue any claims that may exist against Lander.

We will continue to defend this claim vigorously, and believe that the likelihood of TMV prevailing is remote. However, there can be no assurance as to the outcome of the case.

Ferguson v. Lander Co., Inc.

On March 14, 2006, Thomas Ferguson, a former employee, sued Lander Co. Inc. in Federal court in Binghamton, NY, alleging that his termination by Lander on September 17, 2004 violated the New York State Human Rights Law, the Federal Age Discrimination in Employment Act and the Federal Family Medical Leave Act (Ferguson v. Lander Co, Inc., No. 06—328 (N.D.N.Y.)) We answered Ferguson’s complaint on May 19, 2006, asserting that Ferguson’s dismissal was part of a company-wide reduction in force undertaken to reduce costs. Ferguson seeks $500,000 in damages. On October 5, 2007 the U.S. District Court for the Northern District of New York rejected Lander’s motion for summary judgment and the case is scheduled for trial in February, 2008. We intend to contest the action vigorously, and believe it is more likely than not that we will prevail. However, there can be no assurance as to the outcome of the case.

Frank Kuchler, Sr.

By letter dated June 14, 2007, attorneys for Frank Kuchler, a former probationary employee, notified us of their intention to file an action for wrongful dismissal against us on behalf of Mr. Kuchler. To date, no action has been commenced, and Mr. Kuchler’s attorneys have not specified the amount of damages to which they claim he is entitled. We will defend any such action vigorously, and will assert one or more counterclaims against Mr. Kuchler. We believe that the likelihood of Mr. Kuchler prevailing, should he in fact commence legal proceedings, is remote. On July 27, 2007 Mr. Kuchler filed a complaint against us with the Equal Employment Opportunity Commission (“EEOC”) alleging that his termination by the Company violated the Americans with Disabilities Act. Following mediation held before the EEOC on October 9, 2007, Mr. Kuchler withdrew his complaint with prejudice.

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

Sensibility Soaps, Inc.

By letter dated December 20, 2007, Sensibility Soaps, Inc., a contract manufacturer of health and beauty care products, asserted that we are in breach of a contractual commitment to purchase certain guaranteed minimum quantities of products. The letter seeks payment of $606,000, which Sensibility asserts is the gross invoice value of the products in question. We are discussing this claim with Sensibility. We have not yet formed an opinion as to the probable outcome of this matter and the amount of loss from an unfavorable outcome cannot reasonably be estimated at this time.

The Company is subject to certain claims and litigation in the normal course of business. Management believes, after consulting with legal counsel, that the ultimate liability resulting from these matters will not materially affect the consolidated results of operations or financial position of the Company.

NOTE 9 – STOCK AWARDS, STOCK OPTIONS AND WARRANTS

Share-Based Awards

The adoption of SFAS No. 123(R), effective March 1, 2006 requires us to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including stock options and restricted stock. SFAS No. 123(R) supersedes APB No. 25, which we previously applied for all periods prior to 2007.

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

As a result of the Merger on May 20, 2005, all previously issued options of 556,668 that were unvested on that date became automatically vested. On December 26, 2006, 40,000 options expired unexercised. On February 14, 2007, options on 200 shares of common stock were exercised in a cashless transaction that resulted in the issuance of 122,840 shares of common stock.

The following information applies to options outstanding at May 26, 2007:

	Shares	Exercisable	Non-vested	Weighted Average
				Exercise Price
Outstanding at May 20, 2005	556,668	556,668	0	$1.52
Granted, exercised or forfeited	0	0	0	$0.00
Outstanding at February 28, 2006	556,668	556,668	0	$1.52
Granted – February 23, 2007	2,857,500	952,500	1,905,000	$2.00
Exercised – pre merger	(200,000)	(200,000)	0	$0.91
Forfeited – pre merger	(40,000)	(40,000)	0	$0.55

Outstanding at February 28, 2007 May 26, 2007	3,174,168	1,269,168	1,905,000	$2.00

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

Net loss per share:

The following table shows how the net loss was allocated using the two-class method (see Note 2):

	(Amounts in 000’s)
Thirteen weeks ended	May 26, 2007	May 27, 2006
	Restated
Allocation of net loss
Basic and Diluted:
- Common Stock	$(8,833)	$(3,748)
- Series A Preferred	—	—
	(8,833)	(3,748)
Series A preferred stock – beneficial conversion feature accreted as a dividend	—	204

Net loss	$(8,833)	$(3,544)

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

The following table illustrates the weighted average number of shares of Common Stock and Series A Preferred Stock outstanding during the period utilized in the calculation of loss per share:

	May 26,	May 27,
Thirteen weeks ended	2007	2006
	Restated
Weighted average number of Common Stock shares basic and diluted	41,779,840	13,907,351
Weighted average number of Series A Preferred shares basic and diluted -	0	2,554
Basic and diluted net loss per share common	$(0.21)	$(0.27)
Basic and diluted net income (loss) per share -
Series A Preferred	$—	$—

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

Wireless Applications Development Business

In February 2007, the Company committed to the sale of Cenuco, Inc., its wireless application development subsidiary and as a result this operation has been presented as a discontinued operation in the accompanying financial statements. Subsequent to year-end the Company made a determination that a sale was no longer likely and decided to liquidate the wireless application development business. Cenuco, Inc. ceased operations as of June 30, 2007.

Loss from discontinued operations contains the revenue and expense for the wireless application development division activity from the date of the Merger (May 20, 2005) to May 26, 2007. The wireless application development division’s financial and other pertinent information is disclosed in Cenuco, Inc.’s public filings.

Financial information for the discontinued operation for the thirteen weeks ended May 26, 2007 and May 27, 2006 is summarized as follows:

	May 26	May 27
Thirteen weeks ended	2007	2006
Net sales	$—	$75
Loss from operations	(286)	(656)
Other income (expense)	—	—
Net loss	$(286)	$(656)
Loss per share:
Basic and diluted – common	$(0.01)	$(0.05)

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

▪	revenue recognition;
▪	cooperative advertising;
▪	trade accounts receivable;
▪	sales returns reserve;
▪	accounting for inventory and of costs of goods sold;
▪	accounting for goodwill and intangible assets;
▪	accounting for plant, property and equipment;
▪	income taxes; and
▪	accounting for derivative instruments

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

Goodwill and Indefinite Lived Intangibles

As a result of the merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49.7 million associated with the subsequently discontinued wireless applications development division. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulae), initially estimated to have indefinite lives. As a result of the purchase of assets from Coty on February 9, 2007 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $10.3 million being allocated to intangible assets (product formulae), initially estimated to have indefinite lives. SFAS No. 142 requires that goodwill and other intangibles that have indefinite lives not be amortized but be reviewed for impairment annually or more frequently if impairment indicators arise. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, we tested the carrying value of goodwill for impairment, which led to goodwill impairment charges of $14.6 million and $35.1 million, respectively being recorded in the statement of operations, which are now presented as discontinued operations. During the quarter ended February 28, 2007, we tested the carrying value of the $16.9 million of indefinite lived intangible assets related to the acquisition of the former Playtex brands. This led to an impairment of $1.8 million being recorded in the statement of operations for some of the brands acquired from Playtex. In the quarter ended May 26, 2007, the Company assigned a finite life to all brands and formulae and began to amortize over the expected useful life (see “Amortizable Intangible Assets” below). As a result there are no remaining indefinite lived intangible assets as of May 26, 2007.

As a result of the acquisition of the former Coty brands on February 9, 2007, an allocation of the purchase price resulted in $45.8 million being allocated to customer relationships, $47.6 being allocated to brand names, $9.6 million being allocated to formulations and $0.3 million being allocated to the order backlog. The estimated useful lives are 10 years for customer relationships and formulations and 10 to 20 years for the brand names, to be amortized on a straight-line basis. The amortization expense recorded for the thirteen weeks ended May 26, 2007 was $2.5 million.

Intangible Assets - Restated

Balances of acquired intangible assets for the thirteen weeks ended May 26, 2007 are as follows

	(Amounts in thousands)
	Formulae
	And	Customer
	Trademarks	Relationships	Total
Carrying value at February 28, 2007	$76,251	$75,383	$151,634
Adjustment - product purchase credit	(4,154)	(3,346)	(7,500)
Amortization	(1,247)	(1,800)	(3,047)
Carrying value, May 26, 2007	$70,850	$70,237	$141,087

Weighted average original life (in years)	10 to 20	10

Customer relationships are estimated to have a useful life of 10 years and have a carrying value of $70.2 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 and May 27, 2006 respectively, was $1.8 million and $0.8 million.

Trademark rights purchased from Coty are estimated to have a useful life of 20 years for Calgon (based on the term of the agreement through which we acquired the rights to sell products under the Calgon name) and 10 years for the healing garden and have a carrying value of $47.6 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 was $0.8 million.

Trademarks purchased from Playtex are estimated to have a useful life of 5 or 20 years and have a carrying value of $12.3 million at May 26, 2007. This carrying value reflects the impact of an impairment charge of $1.8 million recorded in the year ended February 28, 2007 and amortization expense of $0.2 million for the thirteen weeks ended May 26, 2007.

Product formulae purchased from Playtex and Coty are estimated to have a useful life of 10 years and have a carrying value of $11.8 million at May 26, 2007. Amortization expense for the thirteen weeks ended May 26, 2007 is $0.3 million. The Company did not assign a useful life to the Playtex formulae until the thirteen weeks ended May 26, 2007, thus there is no amortization expense for the thirteen weeks ended May 27, 2006.

Amortization expense for intangible assets for the thirteen weeks ended May 26, 2007 and May 27, 2006 respectively, is $3.0 million and $0.8 million.

Estimated future aggregate amortization expense based on the current carrying value of intangible assets is as follows:

Fiscal Year	Amount
2008	$9,555
2009	12,624
2010	12,624
2011	12,624
2012	12,624
thereafter	81,036
$141,087

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

In February 2007, FASB issued SFAS No. 159. This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning March 1, 2009. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations, but it is not expected to have a significant effect.

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

THIRTEEN WEEKS ENDED MAY 26, 2007 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 27, 2006 - Restated

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

GROSS PROFIT

Consolidated gross profit increased to $9.9 million for the thirteen weeks ended May 26, 2007 compared to $4.7 million for the thirteen weeks ended May 27, 2006. As percentage of net sales, consolidated gross profit was 23.6% and 18.7%, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006. The current quarter gross margin percentage and gross margin were favorably impacted by the Company’s acquisition of the former Coty brands which contributed an incremental $5.3 million to gross profit in the current quarter. The current quarter gross profit includes $2.2 million expense for the step-up in the value of the acquired Coty inventory as part of the purchase price allocation in accordance with SFAS 141. Excluding this step-up, the Coty brands contributed $7.5 million to current quarter gross profit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $12.0 million for the thirteen weeks ended May 26, 2007 compared to $4.0 million for the thirteen weeks ended May 27, 2006. The increase of $8.0 million is partially attributable to factors associated with company’s acquisition of the Calgon and the healing garden brands in February 2007. The Coty asset acquisition accounts for $2.3 million relating to the amortization of intangibles assets, $1.8 million in expense related to the Transition Services Agreement with Coty and $1.0 million in advertising and consumer promotion. Other expenses incurred in the quarter contributing to the increase compared to prior period were executive salaries and bonuses of $1.6 million, stock compensation of $0.6 million and severance payments of $0.2 million.

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

Liquidity and Capital Resources - Restated

The Company’s principal sources of liquidity are cash and cash equivalents and availability under its revolving credit facility. Based on our current projections and estimates, we can not be assured that current cash and cash equivalents, anticipated cash flow from operations and future borrowings will be sufficient to fund our operating needs and capital requirements for at least the next 12 months.

Loan Covenants and Registration Rights Agreement

In the accompanying balance sheet, the first and second lien term loans, including the revolver plus the convertible secured notes and the subordinated debt have been classified within the current portion of long-term debt due to the probability that (absent further amendments to such agreements) the Company will not meet the financial covenants as of the measurement dates falling due within the next 12 months.

The Company anticipates that its current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. Therefore, unless the Company is able to reduce its cash operating requirements, increase income from operations, modify the terms of its loan agreements and/or raise additional capital, it will become unable to continue to continue to meet its obligations as they fall due.

On October 9, 2007, the Company entered into an agreement with its senior lenders amending certain financial covenants in its first and second lien credit facilities applicable as of the end of the fiscal quarter ended August 25, 2007. Absent such amendment, an event of default would have occurred under the senior credit facilities. There can be no assurance that the Company will be able to negotiate amendments to the financial covenants applicable to future fiscal quarters, and absent such amendments it is probable that an event of default will occur under the senior credit facilities at the end of future reporting periods and there can be no assurance that the senior lenders will waive any such future default.

Further, unless a waiver is provided by its lenders, the Company is required to make a prepayment of its senior debt if and to the extent that, at the end of any month, the amount of first lien debt then outstanding (including the balance outstanding under the Company’s revolving credit facility) exceeds three times the Company’s adjusted pro forma trailing twelve month (“TTM”) earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Any such prepayment must be made not later than one business day following the submission of the monthly financial statements that the Company is required to furnish to its lenders under the terms of the senior credit facilities. On December 10, 2007 the Company notified its senior lenders that, based upon its estimated adjusted pro forma TTM EBITDA as of October 27, 2007, a prepayment in the amount of approximately $26 million is currently required to be paid. The Company’s failure to make such payment constitutes an event of default under its first and second lien credit facilities and entitles its senior lenders to accelerate the Company’s first and second lien indebtedness. In addition, as a result of the Company’s inability to make the required prepayments, and as a consequence of the Company’s financial condition generally, certain representations and warranties that are deemed to be made whenever the Company makes drawings under its revolving credit facility may no longer be true and correct. These include representations and warranties that the Company and its subsidiaries, taken as a whole, are solvent and that there has been no material adverse change in the condition of the Company since August 26, 2006. The Company has notified its lenders that it cannot make such representations and warranties.

As a result of the Company’s failure to make the prepayment and its inability to make the representations and warranties described above, the Company’s revolving lender is entitled to cease make advances under the Company’s revolving credit facility. On December 12, 2007 the Company received notice from the agent for the first lien lenders reserving such lenders’ rights under the first lien credit facility generally, including the right to cease making advances under the revolving credit facility. The Company’s lenders have not yet exercised, or notified the Company that they intend to exercise, any remedies. However, if the lenders were to declare the loans to be due and payable, or if the Company becomes unable to draw on its revolving credit facility, it would become unable to fund continuing operations unless alternative sources of capital were found.

The Company is in negotiations with its lenders to amend its first and second lien loan facilities and is actively seeking additional capital in order to provide the liquidity necessary to fund future operations. On November 19, 2007, the Company obtained a 180-day unsecured $2.0 million loan from Prencen Lending LLC, an affiliate of Prentice Capital Management (“Prentice”) and an additional $1.5 million advance under its first lien credit facility to fund short-term working capital requirements. See, Note 2 to Financial Statements, above. On December 14, Prentice signed a non-binding letter of intent for a $25 million equity investment in the Company by an affiliate of Prentice. The amount of the proposed investment, which includes conversion of the $2.0 million unsecured loan described above, was subsequently increased to $26.5 million. Such investment is subject to the negotiation of definitive transaction documents, the successful completion of negotiations currently being conducted between the Company and its senior lenders regarding a re-structuring of its first and second lien loan facilities, and the fulfillment of certain other closing conditions. There can be no assurance that the transactions contemplated in this letter of intent will be completed, or that the Company otherwise will be successful in obtaining waivers from its lenders regarding current or future defaults, or that alternative sources of funding will be located.

On December 31, 2007 we announced that we had reached agreement in principle to amend our senior debt facility. The proposed amendment would include the waiver of certain existing events of default, including those described above, and the restatement of certain financial covenants through the period ending February 28, 2009.

The accompanying financial statements do not include any adjustments that may in the future be required based upon the circumstances described above.

As a result of the Company’s inability to file a Registration Statement for the Registrable Securities by September 30, 2007 and to obtain an extension of that required filing date, management has assessed the likelihood of incurring the related penalty as being probable and accordingly has accrued $8.6 million for the maximum amount of such penalty as of August 25, 2007. As of October 29, 2007 we had not filed the Registration Statement, because we have been unable to provide audited financial data required by the applicable reporting guidelines of the Securities and Exchange Commission (Item 9.01(a)(1) and Rule 3.05(b) of Regulation S-X) with respect to the Calgon and the healing garden brands. These provisions require that, upon the acquisition of a business, the acquiring entity file audited historical pro forma financial statements, incorporating the results of the acquired business, for a period of up to three years. Absent a formal waiver from the lenders we are subject to the financial penalties described in the Registration Rights Agreement. In addition, in the event that the Company fails to issue shares in a timely manner in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants would be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery was not provided.

Cash Flow – Thirteen Weeks Ended May 26, 2007 and May 27, 2006 - Restated

Net cash used in operating activities was ($1.4) million and ($1.4) million, respectively for the thirteen weeks ended May 26, 2007 and May 27, 2006. For the thirteen weeks ended May 26, 2007, the factors contributing to negative operating cash flow were the net loss of ($8.5) million from continuing operations, plus the effect of non-cash net gains reflected in the statement of operations of $10.4 million (depreciation and amortization of $4.7 million, product purchase credits of $2.5 million from Coty and non-cash interest of $3.2 million, less gain on change in estimated fair value of compound derivative of ($1.0 million)), less ($2.0) million related to changes in operating assets and liabilities, primarily due to increases in accounts receivable on higher sales, and less cash used in discontinued operations of ($0.3) million. For the thirteen weeks ended May 27, 2006, the primary factor contributing to negative operating cash flow was the net loss of ($2.9) million from continuing operations, adjusted for the net effect of non-cash charges or gains reflected in the statement of operations of $2.2 million, resulting in a net amount of ($0.7) million. Additional changes in operating assets and liabilities provided a negative contribution of ($0.4) million. Cash used in discontinued operations was ($0.3) million.

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

Revolving credit facility

On February 9, 2007, the Company entered into a $30.0 million revolving credit facility, which forms part of the First Lien Facility described in Note 3 to the consolidated financial statements. At May 26, 2007 and February 28, 2007, respectively, there was $1.3 million and zero outstanding under the revolving credit facility. Availability under the revolving credit facility was $18.0 million and $16.3 million, respectively as of May 26, 2007 and February 28, 2007.

The revolver expires in February 2012 and is secured by accounts receivable and inventory. The interest rate is 275 basis points above LIBOR for LIBOR borrowings and 175 basis points above the prime rate for base rate borrowings. The revolver includes certain financial and operational covenants with which the Company was in compliance as of May 26, 2007. On December 12, 2007 we informed our lenders that certain representations and warranties deemed given when advances are made under the Revolver, including the representations and warranties that the Company and its subsidiaries, taken as a whole, are solvent, and that no material adverse change has occurred since August 26, 2006, may not be correct. As a result, the lenders may decline to make further advances under the Revolver.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Restated

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

Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level as of May 26, 2007. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended February 28, 2006, we determined that material weaknesses existed in our internal controls over financial reporting. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve complex technical accounting issues. For the fiscal year ending on February 29, 2008, we have augmented our senior financial management and on October 17, 2007 we replaced our Chief Financial Officer, John D. Wille, and appointed Jack P. Wissman, as Interim Chief Financial Officer, pursuant to an advisory agreement with Carl Marks Advisory Group LLC. We continue to seek to strengthen our internal resources in order to remediate fully these internal control weaknesses. We will continue to monitor the effectiveness of these control enhancements during fiscal 2008 prior to reaching a conclusion on full remediation.

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

We believe that Lander fully complied with the terms of the distribution agreement and that it made a full accounting to the bankruptcy court of all amounts owing under the distribution agreement. It is further our position that TMV lacks standing to assert claims for indemnification under the distribution agreement or otherwise. On December 10, 2007 the court ruled in Lander’s favor, enjoining TMV from continuing with its claims as pled. However, the court allowed TMV to re-plead if it is able to assert direct claims consistent with the court's order. There can therefore be no assurance that TMV will not seek to reconstruct its claims as direct claims against Lander. In addition, the court’s order permits the bankruptcy trustee to pursue any claims that may exist against Lander.

Ferguson v. Lander Co., Inc.

On March 14, 2006, Thomas Ferguson, a former employee, sued Lander Co. Inc. in Federal court in Binghamton, NY, alleging that his termination by Lander on September 17, 2004 violated the New York State Human Rights Law, the Federal Age Discrimination in Employment Act and the Federal Family Medical Leave Act (Ferguson v. Lander Co, Inc., No. 06—328 (N.D.N.Y.)) We answered Ferguson’s complaint on May 19, 2006, asserting that Ferguson’s dismissal was part of a company-wide reduction in force undertaken to reduce costs. Ferguson seeks $500,000 in damages. On October 5, 2007 the U.S. District Court for the Northern District of New York rejected Lander’s motion for summary judgment and the case is scheduled for trial in February, 2008. We intend to contest the action vigorously, and believe it is more likely than not that we will prevail. However, there can be no assurance as to the outcome of the case.

Frank Kuchler, Sr.

By letter dated June 14, 2007, attorneys for Frank Kuchler, a former probationary employee, notified us of their intention to file an action for wrongful dismissal against us on behalf of Mr. Kuchler. To date, no action has been commenced, and Mr. Kuchler’s attorneys have not specified the amount of damages to which they claim he is entitled. We will defend any such action vigorously, and will assert one or more counterclaims against Mr. Kuchler. We believe that the likelihood of Mr. Kuchler prevailing, should he in fact commence legal proceedings, is remote. On July 27, 2007 Mr. Kuchler filed a complaint against us with the Equal Employment Opportunity Commission (“EEOC”) alleging that his termination by the Company violated the Americans with Disabilities Act. Following mediation held before the EEOC on October 9, 2007, Mr. Kuchler withdrew his complaint with prejudice.

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

Sensibility Soaps, Inc.

By letter dated December 20, 2007, Sensibility Soaps, Inc., a contract manufacturer of health and beauty care products, asserted that we are in breach of a contractual commitment to purchase certain guaranteed minimum quantities of products. The letter seeks payment of $606,000, which Sensibility asserts is the gross invoice value of the products in question. We are discussing this claim with Sensibility. We have not yet formed an opinion as to the probable outcome of this matter and the amount of loss from an unfavorable outcome cannot reasonably be estimated at this time.

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

ITEM 1A. RISK FACTORS - Restated

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

Our ability to grow successfully through acquisition depends on our ability to identify, acquire and integrate suitable acquisition targets and to obtain any necessary financing. These efforts could divert the attention of our management and key personnel from our day-to-day business operations. If we complete acquisitions, we may also experience:

▪	difficulties or delays in integrating any acquired companies, personnel, brands and/or products into our existing business;
▪	delays in realizing the financial or other benefits of the acquisition;
▪	temporary cost increases in connection with transition services, while we integrate ordering, distribution, logistics, invoicing and other functions;
▪	diversion of our management’s time and attention from day-to-day business operations;
▪	higher than anticipated integration costs;
▪	difficulty, delays or inability to discover, assess and resolve inconsistencies in processes, customer agreements and the like;
▪	difficulties in maintaining uniform standards, controls, procedures and policies; and/or
▪	adverse customer reaction to the acquisition.

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

If we fail to comply with federal, state or foreign regulations, we could be required to:

▪	pay fines and/or penalties;
▪	suspend manufacturing operations;
▪	change product formulations;
▪	suspend the sale of products with non-complying specifications;
▪	initiate product recalls; or
▪	change product labeling, packaging, or take other corrective action.

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

The notes contain ant-dilution provisions pursuant to which the conversion price is adjusted downwards in the event we issue additional equity or equity-linked instruments at a price lower than $0.42. On November 19, 2007 we entered into a short-term loan agreement with Prencen Lending, in connection with which we issued to Prencen certain warrants at a exercise price of $0.26 per share. The consequence of issuing such warrants was that the conversion price under the notes was reduced to $0.26. Conversion of the notes in full would result in the issuance of an additional 358,590,484 shares of common stock (based upon the aggregate of principal and accrued interest of $93,233,526 outstanding as of December 31, 2007), representing roughly 90 percent of the aggregate number of shares outstanding on a post-conversion basis. Conversion of all or a material amount of the notes would significantly dilute our common stock and could result in a substantial reduction in trading price.

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

Our common stock is listed on the American Stock Exchange (the “Exchange”). A failure to maintain this listing could result in a default under our subordinated notes with the consequences described below. This, in turn, could have a material adverse effect on our ability to implement our business plan and thereby adversely affect our operating results and profitability. The Exchange’s regulations contain provisions specifying the minimum amount of shareholders’ equity that a company generally must have in order to maintain its listing. We have suffered significant losses in recent years. As of May 26, 2007, our shareholders’ equity was substantially below the $6.0 million level required by the Exchange. However, the Exchange generally does not initiate de-listing procedures for a company that fails to maintain the specified shareholders’ equity, if the company has (1) a total market capitalization of at least $50,000,000 or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and (2) at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. As of May 26, 2007, we believed that we satisfied these requirements. On October 18, 2007 we were notified by the Exchange that the foregoing criteria were no longer satisfied and that the Exchange would commence de-listing proceedings unless that Company submitted, by November 19, 2007, a plan setting forth the measures the Company intends to take to regain compliance with the listing standards. On November 26, 2007, the Exchange notified us that the plan submitted by the Company did not adequately demonstrate the Company’s ability to regain compliance with the listing standards by the specified date of January 18, 2008. The Company is appealing this decision. Although the holders of the New Notes are required, subject to the payment of certain fees by the Company, to convert up to $40 million in principal amount of the New Notes into a newly-created class of preferred stock if necessary to maintain our listing, this measure alone would not be sufficient to restore our shareholders’ equity to the level required by the Exchange. Although we continue to explore alternative means to restore our shareholders’ equity, there is no assurance that we will be able to present a plan to regain compliance with the listing standards, or to implement such plan, within the time periods prescribed by the Exchange.

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

On October 9, 2007, the Company entered into an agreement with its senior lenders amending certain financial covenants in its first and second lien credit facilities applicable as of the end of the fiscal quarter ended August 25, 2007. Absent such amendment, an event of default would have occurred under the senior credit facilities. There can be no assurance that the Company will be able to negotiate amendments to the financial covenants applicable to future fiscal quarters, and absent such amendments it is probable that an event of default will occur under the senior credit facilities at the end of future reporting periods and there can be no assurance that the senior lenders will waive any such future default.

Further, unless a waiver is provided by its lenders, the Company is required to make a prepayment of its senior debt if and to the extent that, at the end of any month, the amount of first lien debt then outstanding (including the balance outstanding under the Company’s revolving credit facility) exceeds three times the Company’s adjusted pro forma trailing twelve month (“TTM”) earnings before interest, taxes, depreciation and amortization (“EBITDA”). Any such prepayment must be made not later than one business day following the submission of the monthly financial statements that the Company is required to furnish to its lenders under the terms of the senior credit facilities. On December 10, 2007 the Company notified its senior lenders that, based upon its estimated adjusted pro forma TTM EBITDA as of October 27, 2007, a prepayment in the amount of approximately $26 million is currently required to be paid. The Company’s failure to make such payment constitutes an event of default under its first and second lien credit facilities and entitles its senior lenders to accelerate the Company’s first and second lien indebtedness. In addition, as a result of the Company’s inability to make the required prepayments, and as a consequence of the Company’s financial condition generally, certain representations and warranties that are deemed to be made whenever the Company makes drawings under its revolving credit facility may no longer be true and correct. These include representations and warranties that the Company and its subsidiaries, taken as a whole, are solvent and that there has been no material adverse change in the condition of the Company since August 26, 2006. The Company has notified its lenders that it cannot make such representations and warranties.

As a result of the Company’s failure to make the prepayment and its inability to make the representations and warranties described above, the Company’s revolving lender is entitled to cease make advances under the Company’s revolving credit facility. On December 12, 2007 the Company received notice from the agent for the first lien lenders reserving such lenders’ rights under the first lien credit facility generally, including the right to cease making advances under the revolving credit facility. The Company’s lenders have not yet exercised, or notified the Company that they intend to exercise, any remedies. However, if the lenders were to declare the loans to be due and payable, or if the Company becomes unable to draw on its revolving credit facility, it would become unable to fund continuing operations unless alternative sources of capital were found.

On December 31, 2007 we announced that we had reached agreement in principle to amend our senior debt facility. The proposed amendment would include the waiver of certain existing events of default, including those described above, and the restatement of certain financial covenants through the period ending February 28, 2009.

Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences for our financial condition and results of operations and could cause us to become bankrupt or insolvent.

We depend upon continued access to our revolving credit facility to provide working capital and to operate our business.

Our senior secured loan facility includes a $30 million revolving credit facility secured by a first lien on inventories and accounts receivable. We draw upon this facility in the ordinary course to fund our normal operating costs. The amount available for drawing depends upon the value of our eligible inventories and accounts receivable and the lenders have certain discretion in determining whether certain accounts receivable may be included in our borrowing base. In addition, concentration limitations may result in the exclusion of receivables that would otherwise qualify as eligible. There can be no assurance that the value of inventories and eligible accounts receivable will be adequate to meet our drawing requirements. In addition, if an event of default exists under the senior loan facility, we would not be permitted (absent a waiver from the lenders) to borrow under the revolving credit facility. On December 12, 2007 we notified our lenders that we were not in compliance with certain financial covenants under our senior credit facility and that certain representations and warranties deemed made upon the making of an advance under the revolving credit facility are no longer true and correct. The lenders are therefore entitled to cease making advances under the revolving credit facility. The inability to continue to make drawings under the revolving credit facility would cause us to cease operations, unless additional sources of working capital could be arranged.

The failure to comply with registration rights obligations under the New Notes could give rise to financial penalties.

Pursuant to the terms of a Registrations Rights Agreement entered into in connection with the issuance of the New Notes in February 2007, we were required to file a Registration Statement on Form S-1 with the Securities and Exchange Commission not later than June 30, 2007 and to have such Registration Statement declared effective within 60 days thereafter or 90 days of the registration statement has received a full review by the SEC. On June 29, 2007 we entered into an agreement with the holders of a majority of our registrable securities extending the deadline for filing the Registration Statement until September 30, 2007 and extending the deadline for having the Registration Statement declared effective until within 60 days thereafter or 90 days if the registration statement has received a full review by the SEC. We have been unable to file such Registration Statement because we are not able to provide the historical audited pro forma financial information relating to the Calgon and the healing garden brands required by Item 9.01(a)(1) of Form 8-K and Rule 3.05(a) of Regulation S-X. These require that, in the case of a business acquisition, the acquiring entity file audited pro forma financial results for the combined business covering a period of up to three years prior to the acquisition. We do not anticipate being able to provide such information with respect to the Calgon and the healing garden brands in the future. As a result of our failure to file in a timely manner the requisite Registration Statement, we have become subject, absent a waiver from the holders of a majority of our registrable securities, to pay penalties of 2% per month, up to a maximum of 10%, of the principal outstanding balance of the New Notes. Under the terms of inter-creditor arrangements between the holders of the New Notes and the lenders under our First and Second Lien facilities, these amounts are not payable in cash without the lenders’ consent unless certain conditions are satisfied. Nonetheless, the accrual of financial penalties could have serious adverse consequences for our financial condition and materially impair our ability to raise additional equity capital, re-finance existing debt and regain compliance with the continued listing standards of the American Stock Exchange.

We may not be able to generate sufficient cash to service our debt and operations, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal and interest on our senior indebtedness and to satisfy our other obligations will depend upon, among other things, the future availability of borrowings under our revolving facility. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to use under our revolving facility in an amount sufficient to service our indebtedness or fund our liquidity needs. If our cash flows and capital resources are insufficient to service our debt, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations.

Our current inability to comply with the financial disclosure requirements with respect to the acquisition of the Calgon and the healing garden brands could adversely affect our ability to raise additional equity capital and effect other corporate transactions.

For the reasons described in the preceding paragraph, we are currently not able to comply with the requirements of Section 9.01(a) of Form 8-K and Rule 3.05(a) of Regulation S-X because we are not able to furnish historical pro forma financial information that includes the results of the Calgon and the healing garden brands that we acquired from Coty in February 2007. Until we are able to furnish such data for a period of three years, we will not be eligible to file a Registration Statement on Form S-1, or to complete other corporate transactions for which the provision of audited historical information is required. This may adversely affect our ability to raise equity capital, engage in certain acquisitions, mergers or other transactions or effect other transactions for which stockholder consent is required (including transactions for which stockholder consent is required pursuant to the rules of the American Stock Exchange).

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

In June and July, 2007, we have filed restated financial statements for the first through fourth fiscal quarters of our fiscal year ended February 28, 2006 and the first through the third fiscal quarters of the fiscal year ended February 28, 2007. These restatements: adjust the valuation methodology used in the May 2005 Merger and make related corresponding revisions to the impairment charge recorded in the fourth quarter of fiscal 2006; reclassify the amortization of certain software costs of our wireless applications development subsidiary from Sales, General and Administrative expense to Cost of Goods Sold; adjust earnings per share computations to reflect a deemed dividend to the holders of the Company’s Series A Junior Participating Preferred Stock (convertible into shares of common stock) resulting from the application of certain anti-dilution provisions; and provide expanded disclosure regarding the goodwill impairment analysis performed in the fourth quarter of our 2006 fiscal year and critical accounting policies. In addition to the above restatements, net loss per Series A Preferred share for periods prior to the reverse acquisition of Cenuco, Inc. on May 20, 2005 is presented to retrospectively reflect the number of equivalent shares received by Hermes Acquisition Co I LLC unit holders in connection with the reverse acquisition. The restated financial statements for the second and third quarters for the fiscal year ended February 28, 2007 also include corrections to the value computed for the compound derivative liability as of August 26, 2006 and November 25, 2006.

On November 26, 2007 we disclosed our intention to re-state our financial statement for the period ended May 26, 2007, filed with our Quarterly Report on Form 10-Q on July 24, 2007. This re-statement (which we are hereby making): reclassifies a $7.5 million credit provided against finished goods purchased from Coty Inc. pursuant to a Manufacturing Agreement dated as of February 9 as an adjustment to the purchase price of certain brands and brand assets acquired from Coty under an Asset Purchase Agreement dated as for the same date; and reduces amortization allowances for certain classes of assets that were acquired from Coty.

Management has concluded that our disclosure controls and procedures were not effective at a reasonable level as of May 26, 2007. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended February 28, 2006, we determined that material weaknesses existed in our internal controls over financial reporting. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve complex technical accounting issues. For the fiscal year ending on February 28, 2008, we have augmented our senior financial management and on October 17, 2007 we replaced our Chief Financial Officer, John D. Wille, and appointed Jack P. Wissman, as Interim Chief Financial Officer, pursuant to an advisory agreement with Carl Marks Advisory Group LLC. We continue to seek to strengthen our internal resources in order to remediate fully these internal control weaknesses. We will continue to monitor the effectiveness of these control enhancements during fiscal 2008 prior to reaching a conclusion on full remediation. The continued effectiveness of these remedial measures depends upon our ability to maintain internal resources appropriate to the scope and nature of our business operations, capital structure and acquisition activities. Should we be unable to retain, develop or replace such resources, there can be no assurance that we will be able to maintain effective internal controls. A failure to do so could give rise to a risk of future restatement and potential legal liability

ITEM 6. EXHIBITS

Exhibit 31.1 - Certification of Steven R. Scheyer filed herein

Exhibit 31.2 - Certification of Jack P. Wissman filed herein

Exhibit 32 - Certifications Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934 filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENDIA BRANDS, INC.

By:	/s/ Steven R. Scheyer
Steven R. Scheyer, President & CEO

By:	/s/ Jack P. Wissman
Jack P. Wissman, Executive Vice President &
Chief Financial Officer

Date: January 4, 2008