Form 10-Q
period 2007-08-25
ASCENDIA BRANDS, INC.
filed 2008-01-10
CIK 843494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal thirteen weeks ended August 25, 2007

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

ASCENDIA BRANDS, INC. AND SUBSIDIARIES

FORM 10-Q

THIRTEEN WEEKS ENDED AUGUST 25, 2007

INDEX

PAGE

PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)	1

a)	Consolidated Balance Sheets as of August 25, 2007 and February 28, 2007	1

b)	Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks ended August 25, 2007 and August 26, 2006	2

c)	Consolidated Statement of Stockholders’ Equity for the Twenty-Six Weeks ended August 25, 2007	3

d)	Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended August 25, 2007 and August 26, 2006	4

e)	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	46

Item 4 - Controls and Procedures	47

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	47

Item 1A - Risk Factors	49

Item 6 - Exhibits	59

Signatures	60

PART I. FINANCIAL INFORMATION

Ascendia Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except for share and per share data)

	August 25, 2007	February 28, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$767	$3,303
Trade receivables, net of allowances of $5,367 at August 25, 2007 and $2,913 at February 28, 2007	16,296	9,444
Inventories	35,074	28,633
Miscellaneous receivables	62	1,517
Prepaid expenses and other	5,121	5,761

Total current assets	57,320	48,658

Property, plant and equipment, net	9,155	6,500
Intangibles, net	137,876	151,634
Other assets, net	9,561	10,103

Total assets	$213,912	$216,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,028	$8,943
Accrued expenses	14,301	5,480
Accrued interest	3,569	1,146
Reserve for customer returns	—	4,479
Current portion of long-term debt	253,006	2,000
Total current liabilities	282,904	22,048
Long-term debt, less current portion	—	271,317
Long-term pension obligation	689	668
Total liabilities	283,593	294,033

Stockholders’ Deficit:
Convertible preferred stock, par value $.001 per share; Authorized 1,000,000 shares; issued and outstanding 330 Class B & B-1 shares at August 25, 2007 and at February 28, 2007	—	—
Common stock, par value $.001 per share; Authorized 1,000,000,000 shares; issued and outstanding 41,973,590 shares at August 25, 2007 and 36,758,541 at February 28, 2007	42	37
Additional paid in capital	75,330	74,828
Accumulated deficit	(143,952)	(151,435)
Accumulated comprehensive loss	(1,101)	(568)
Total stockholders’ deficit	(69,681)	(77,138)
Total liabilities and stockholders’ deficit	$213,912	$216,895

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the thirteen weeks ended		For the twenty-six weeks ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006

Net sales	$33,871	$24,377	$75,822	$49,224
Cost of sales	29,457	19,928	61,521	40,122

Gross Profit	4,414	4,449	14,301	9,102

Operating expenses:
Selling and marketing	2,194	1,456	6,585	2,858
General and administrative	9,137	3,636	16,782	6,120
Total operating expenses	11,331	5,092	23,367	8,978

Income (loss) from operations	(6,917)	(643)	(9,066)	124

Interest expense	(7,449)	(3,045)	(14,596)	(5,530)
Amortization of finance fees and debt discount	(956)	(439)	(1,795)	(1,610)
Gain on revaluation of compound derivative	39,703	7,975	40,738	7,975
Other income (expense)	(7,766)	(12)	(7,213)	133
Total other income	23,532	4,479	17,134	968

Income from continuing operations before income taxes	16,615	3,836	8,068	1,092

Income taxes	—	—	—	—

Net income from continuing operations	16,615	3,836	8,068	1,092

Loss from discontinued operations	(299)	(708)	(585)	(1,498)

Net income (loss)	16,316	3,128	7,483	(406)

Net income allocable to Series B Preferred stockholders	374	—	374	—

Series A Preferred stock beneficial conversion feature accreted as a dividend	—	—	—	204

Net income (loss) available to common stockholders	$15,942	$3,128	$7,109	$(610)

Basic income per share - continuing operations	$0.39	$0.27	$0.18	$(0.07)
Basic loss per share - discontinued operations	$(0.01)	$(0.05)	$(0.01)	$(0.11)
Basic income (loss) per common share	$0.38	$0.22	$0.17	$(0.04)
Diluted loss per common share	$(0.05)	$(0.14)	$(0.08)	$(0.37)
Basic and diluted income per preferred share - Series B	$1,133	$—	$1,133	$—
Shares used in computing loss per share:
Basic - common	41,781,557	13,913,056	41,780,718	13,910,252
Diluted - common	246,543,462	27,627,342	246,542,623	20,767,395
Basic and diluted - preferred - Series A	—	2,497	—	2,525
Basic and diluted - preferred - Series B	330	—	330	—

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

For the twenty-six weeks ended August 25, 2007

(Amounts in thousands, except for share and per share data)

	Series B & B-1 Preferred Stock Shares	Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity

Balance at February 28, 2007	330	$—	36,758,541	$37	$74,828	$(151,435)	$(568)	$(77,138)
Net income	—	—	—	—	—	7,483	—	7,483
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(533)	(533)
Comprehensive income	—	—	—	—	—	—	—	6,950
Stock based compensation	—	—	—	—	507	—	—	507
Common stock issued to Coty	—	—	5,021,299	5	(5)	—	—	—
Issuance of restricted stock	—	—	193,750	—	—	—	—	—

Balance at August 25, 2007 (unaudited)	330	$—	41,973,590	$42	$75,330	$(143,952)	$(1,101)	$(69,681)

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands, except for share and per share data)

	For the twenty-six weeks ended
	August 25, 2007	August 26, 2006
Cash flows from operating activities:
Net income from continuing operations	$8,068	$1,092
Adjustments to reconcile net loss to net cash used in continuing operations
Depreciation and amortization	6,722	1,973
Provision for uncollectible accounts receivable	65	163
Amortization of deferred financing costs and debt discount	1,795	1,610
Gain on revaluation of compound derivative liability	(40,738)	(7,975)
Stock-based compensation	507	—
Non-cash interest on convertible notes and subordinated debt	5,353	4,084
Registration rights penalties	8,600	—
Changes in operating assets and liabilities:
Trade receivables	(6,638)	(5,947)
Inventories	(5,943)	1,282
Prepaid expenses and other	640	1,520
Other assets	1,504	(45)
Accounts payable	1,664	1,305
Accrued expenses	(1,835)	32
Long-term pension obligations	21	50
Cash used in continuing operations	(20,215)	(856)
Cash used in discontinued operations	(585)	(713)
Net cash used in operating activities	(20,800)	(1,569)
Cash flows from investing activities
Proceeds from note receivable	—	56
Return of asset purchase price deposit	7,500	—
Acquisition costs	—	(741)
Purchase of property, plant and equipment	(3,047)	(543)
Proceeds on disposal of property, plant and equipment	33	20
Net cash provided by (used in) investing activities	4,486	(1,208)
Cash flows from financing activities
Net borrowings from revolver	14,772	8,072
Financing costs	—	(5,993)
Net proceeds from issuance of convertible notes	—	2,747
Repayment of principal on first lien term loan	(1,000)	—
Repayment of long-term debt	—	(15)
Repayments of capital leases	—	—
Redemption of preferred A stock	—	(3,646)
Proceeds from exercise of warrants	—	31
Net cash provided by financing activities	13,772	1,196
Effect of exchange rates on cash	6	(70)
Net decrease in cash and cash equivalents	(2,536)	(1,651)
Cash and cash equivalents at the beginning of period	3,303	1,876
Cash and cash equivalents at the end of period	$767	$225

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,364	$2,054
Non-cash fees and expenses related to issuance of convertible notes	—	4,195
Warrants in connection with issuance of convertible notes	—	9,057

See accompanying notes to consolidated financial statements.

Ascendia Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements August 25, 2007

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

Lander Co., Inc. Lander Co., Inc. is a Delaware corporation with its executive offices in Wilmington, Delaware. During the period ended February 28, 2006, Lander Co., Inc. was the principal operating company in Ascendia’s health and beauty care division. Following the transition of manufacturing and distribution activities to Ascendia Brands Co., Inc., Lander Co., Inc. is an intellectual property holding company for trademarks and other intellectual property associated with the Lander brands.

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

Lander Intangibles Corporation. Lander Intangibles Corporation is a Delaware corporation with its executive offices in Wilmington, Delaware. Lander Intangibles Corporation is an intellectual property holding company that was formed to acquire and hold certain of the intellectual property that we purchased from Playtex Products Inc. and its affiliates on November 16, 2005, and from Coty Inc. and its affiliates on February 9, 2007.

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

Summarized financial information for the discontinued operation is as follows:

	Thirteen weeks ended August 25, 2007	Thirteen weeks ended August 26, 2006	Twenty-six weeks ended August 25, 2007	Twenty-six weeks ended August 26, 2006
Net sales	$—	$27	$—	$102
Net loss from operations	(299)	(708)	(585)	(1,498)
Income (loss) per share:
Basic loss per share - common	$(0.01)	$(0.05)	$(0.01)	$(0.11)

Net assets related to discontinued operations as of February 28, 2007 were fully impaired resulting in no carrying value.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying financial statements of Ascendia Brands, Inc, and its subsidiaries as of and for the thirteen and twenty-six weeks ended August 25, 2007 and August 26, 2006 have been prepared in accordance with generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

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

The Company is in negotiations with its lenders to amend its first and second lien loan facilities and is actively seeking additional capital in order to provide the liquidity necessary to fund future operations. . On December 31, 2007 we announced that we had reached agreement in principle to amend our senior debt facility. The proposed amendment would include the waiver of certain existing events of default, including those described above, and the restatement of certain financial covenants through the period ending February 28, 2009.

Further, on November 19, 2007, the Company secured a 180-day unsecured $2.0 million loan from Prencen Lending LLC, an affiliate of Prentice Capital Management (“Prentice”) and an additional $1.5 million advance under its first lien credit facility to fund short-term working capital requirements. In consideration for the Prencen Lending loan, we issued to Prencen Lending an unsecured convertible note and warrants to purchase 3,000,000 shares of our common stock at an exercise price of $0.26 (which corresponded to the closing price of the common stock on the last trading day prior to the date of issuance of the note).

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

On December 14, Prentice signed a non-binding letter of intent for a $26.5 million equity investment in the Company by an affiliate of Prentice. Such investment, which includes conversion of the $2.0 million loan described above, is subject to the negotiation of definitive transaction documents, the successful completion of negotiations currently being conducted between the Company and its senior lenders regarding a re-structuring of its first and second lien loan facilities, and the fulfillment of certain other closing conditions.

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

As a result of the Company’s inability to file a Registration Statement for the Registrable Securities by September 30, 2007 and to obtain an extension of that required filing date, management has assessed the likelihood of incurring the related penalty as being probable and accordingly has accrued $8.6 million for the maximum amount of such penalty as of August 25, 2007. As of December 21, 2007 we had not filed the Registration Statement, because we have been unable to provide audited financial data required by the applicable reporting guidelines of the Securities and Exchange Commission (Item 9.01(a)(1) and Rule 3.05(b) of Regulation S-X) with respect to the Calgon and the healing garden brands. These provisions require that, upon the acquisition of a business, the acquiring entity file audited historical pro forma financial statements, incorporating the results of the acquired business, for a period of up to three years. Absent a formal waiver from the lenders we are subject to the financial penalties described in the Registration Rights Agreement. In addition, in the event that the Company fails to issue shares in a timely manner in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants would be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery was not provided.

A summary of our significant accounting policies follows:

Basis of Consolidation: As of August 25, 2007 and February 28, 2007, and for the thirteen and twenty-six weeks ended August 25, 2007 and August 26, 2006, the statements are prepared on a consolidated basis. The accompanying consolidated financial statements include the accounts of Ascendia Brands, Inc. and subsidiaries. All inter-company accounts have been eliminated in consolidation.

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

Miscellaneous Receivables: In the normal course of business, we generate minor non-trade receivables. As of August 25, 2007, the balance was $0.06 million. As of February 28, 2007, the balance was $1.5 million, which included a receivable of $1.4 million from Coty with respect to the transition services agreement associated with the acquisition of the former Coty brands (see Note 3).

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

Prepaid Expenses: Prepaid expenses were $5.1 million and $5.8 million, respectively as of August 25, 2007 and February 28, 2007. Prepaid expenses consist primarily of the unamortized portion of the signing bonus of $2.0 million paid in February 2007 to incoming CEO Steven R. Scheyer (start date of March 12, 2007) and approximately $3.0 million paid to Coty to be used to purchase raw materials for product production (no draw-downs as of August 25, 2007 and February 28, 2007). The balance of prepaid expenses consisted of various payments that are for items that are amortized and expensed in the normal course of business.

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

Indefinite Lived Intangibles

As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulae), initially estimated to have indefinite lives. As a result of the purchase of assets from Coty on February 9, 2007 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $9.7 million being allocated to intangible assets (product formulae), initially estimated to have indefinite lives. SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires that goodwill and other intangibles that have indefinite lives not be amortized but be reviewed for impairment annually or more frequently if impairment indicators arise. In the quarter ended May 26, 2007, the Company assigned a finite life to all brands and formulae and began to amortize the assets over the expected useful life (see “Amortizable Intangible Assets” below). As a result there are no remaining indefinite lived intangible assets after May 26, 2007.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and be reviewed for impairment. As a result of the acquisition of the former Playtex brands on November 16, 2005, an allocation of the purchase price resulted in $30.4 million being allocated to customer relationships. The estimated useful life is 10 years and amortization is being recorded on a straight-line basis. In addition, beginning with the quarter ended May 26, 2007, the Company has assigned an estimated useful life of 5 to 20 years to former Playtex brands having a value of $12.6 million. Prior to this quarter, the brands and formulae had been assigned an indefinite life. The amortization expense recorded for the thirteen and twenty-six weeks ended August 25, 2007 was $1.0 million and $2.0 million respectively. The amortization expense recorded for the thirteen and twenty-six weeks ended August 26, 2006 was $0.7 million and $1.5 million respectively.

As a result of the acquisition of the former Coty brands on February 9, 2007, an allocation of the purchase price resulted in $45.8 million being allocated to customer relationships, $47.6 million being allocated to brand names, $9.6 million being allocated to product formulations and $0.3 million being allocated to the order backlog. The estimated useful lives are 10 years for customer relationships and product formulations and 10 to 20 years for the brand names, to be amortized on a straight-line basis. The amortization expense recorded for the thirteen and twenty-six weeks ended August 25, 2007 was $2.2 million and $4.8 million respectively.

Intangible Assets

Changes in the amounts recorded for acquired intangible assets during the thirteen weeks ended August 25, 2007 are as follows;

	(Amounts in thousands)
	Product Formulae And Trademarks	Customer Relationships	Total
Carrying value at February 28, 2007	$76,251	$75,383	$151,634
Adjustment - product purchase credit	(4,154)	(3,346)	(7,500)
Amortization - thirteen weeks ended May 26, 2007	(1,247)	(1,800)	(3,047)
Carrying value, May 26, 2007	$70,850	$70,237	$141,087
Amortization - thirteen weeks ended August 25, 2007	(1,313)	(1,898)	(3,211)
Carrying value, August 25, 2007	$69,537	$68,339	$137,876

Weighted average original life (in years)	5 to 20	10

The revised purchase price reflects a reduction for a $7.5 million credit the Company received from Coty Inc. under a Manufacturing Agreement entered into contemporaneously with the Asset Purchase Agreement. This credit was previously classified as a reduction of the cost assigned to the inventory acquired under the Manufacturing Agreement but is now classified as a reduction in the other long lived assets acquired from Coty.

Customer relationships are estimated to have a useful life of 10 years and have a carrying value of $68.3 million at August 25, 2007. Amortization expense for the thirteen and twenty-six weeks ended August 25, 2007 was $1.9 million and $3.7 million, respectively. Amortization expense for the thirteen and twenty-six weeks ended August 26, 2006 was $0.7 million and $1.5 million, respectively.

Trademark rights purchased from Coty are estimated to have a useful life of 20 years for Calgon (based on the term of the agreement through which we acquired the rights to sell products under the Calgon name) and 10 years for the healing garden and have a carrying value of $45.8 million at August 25, 2007. Amortization expense for the thirteen and twenty-six weeks ended August 25, 2007 was $0.8 million and $1.6 million, respectively.

Trademarks purchased from Playtex are estimated to have a useful life of 5 to 20 years and have a carrying value of $12.2 million at August 25, 2007. This carrying value reflects the impact of an impairment charge of $1.8 million recorded in the year ended February 28, 2007 and amortization expense of $0.2 million and $0.4 million, respectively for the thirteen and twenty-six weeks ended August 25, 2007. The Company originally assessed the Playtex trademarks to have an indefinite life, thus there was no amortization expense for the thirteen and twenty-six weeks ended August 26, 2006.

Product Formulae purchased from Playtex and Coty were estimated to have a useful life of 10 years and have a carrying value of $11.5 million at August 25, 2007. Amortization expense for the thirteen and twenty-six weeks ended August 25, 2007 was $0.3 million and $0.6 million, respectively. The Company originally assessed the Playtex formulae to have an indefinite life, thus there was no amortization expense for the thirteen and twenty-six weeks ended August 26, 2006.

Amortization expense for intangible assets for the thirteen and twenty-six weeks ended August 25, 2007 was $3.2 million and $6.3 million, respectively. Amortization expense for intangible assets for the thirteen and twenty-six weeks ended August 26, 2006 was $0.7 million and $1.5 million, respectively.

Estimated future aggregate amortization expense based on the current carrying value of intangible assets is as follows:

Fiscal Year	Amount
2008	$6,254
2009	12,624
2010	12,624
2011	12,624
2012	12,624
thereafter	81,126
$137,876

Other Assets, Net: Other assets, net of approximately $9.6 million, consist primarily of deferred financing costs related to the financing with respect to the acquisition of the former Coty brands (see Note 3). The deferred financing costs are being amortized using the effective interest method over the term of the respective financing arrangements. Amortization expense related to deferred financing costs was $0.4 million and $0.7 million respectively, for the thirteen and twenty-six weeks ended August 25, 2007. Amortization expense related to deferred financing costs was $0.2 million and $1.4 million respectively, for the thirteen and twenty-six weeks ended August 26, 2006.

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

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”). For the twenty-six weeks ended August 25, 2007, the Company’s net income decreased $0.4 million or $0.01 per basic and $0.002 per diluted share. There was no expense for the thirteen weeks ended August 25, 2007. There was no expense for the thirteen and twenty-six weeks ended August 26, 2006.

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

Weighted average assumptions	Year ended February 28, 2007
Expected holding period (years)	5.42
Risk-free rate	4.64%
Volatility factor	34.13%
Dividend yield	0.00%
Fair value per share at date of grant	$0.80

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

Cooperative Advertising: Cooperative advertising programs and other volume-based incentives are accounted for on an accrual basis as a reduction in net revenue according to the requirements of Emerging Issues Task Force 01-09, Accounting for Consideration Given By a Vendor to a Customer or a Reseller of the Vendor’s Products, in the period in which the related sales are recognized. Cooperative advertising expenses were approximately $2.3 million and $5.1 million, respectively for the thirteen and twenty-six weeks ended August 25, 2007. Cooperative advertising expenses were approximately $1.2 million and $1.7 million, respectively for the thirteen and twenty-six weeks ended August 26, 2006.

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

Five trade customers comprised 58 percent and 59 percent, respectively of our net sales, with our top customer comprising approximately 39 percent and 42 percent, respectively, for the thirteen and twenty-six weeks ended August 25, 2007. At August 25, 2007 the same five trade customers represented 61 percent of receivables, with one customer comprising 36 percent.

Five trade customers comprised 51 percent and 50 percent, respectively of our net sales, with our top customer comprising approximately 38 percent and 37 percent, respectively, for the thirteen and twenty-six weeks ended August 26, 2006. At August 26, 2006 the same five trade customers represented 54 percent of receivables, with one customer comprising 43 percent.

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

In assessing our ability to realize deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A full valuation allowance at August 25, 2007 and February 28, 2007 has been recorded by management due to the uncertainty that future income will be generated and the related deferred tax assets realized.

Earnings per share: EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”) provides guidance in determining when the two-class method, as defined in SFAS No. 128, Earnings per Share, must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Under the two-class method earnings are allocated to common stock and participating securities to the extent that each security may share in such earnings and as if such earnings for the period had been distributed. Under the two-class method losses were allocated to participating securities to the extent that such security was obligated to fund the losses of the issuing entity or the contractual principal or mandatory redemption amount of the participating security was reduced as a result of losses incurred by the issuing entity. In accordance with EITF 03-6, basic earnings per share for our common stock and Series A Junior Participating Preferred Stock (“Series A Preferred stock”) was calculated by dividing net income allocated to common stock and Series A Preferred by the weighted average number of shares of common stock and Series A Preferred stock outstanding, respectively. Diluted earnings per share for our common stock was calculated similarly, except that the calculation included the effect, if dilutive, of (a) the assumed exercise of stock options issuable under our stock-based employee compensation plan, (b) the assumption of the conversion of all of our Series A Preferred stock to common stock and (c) the assumption of the conversion of the Company’s convertible debt. Basic and diluted loss per share for our common stock was calculated by dividing the net loss for the period during which such shares were outstanding by the weighted average number of shares outstanding. No losses were allocated to the Series A and B Preferred for the period during which our common stock was outstanding, because the holders of the Series A and B Preferred stock are not obligated to share in the Company’s losses as described above.

The dilutive share base excludes incremental shares of 2.5 million due to their anti-dilutive effect. The excluded shares relate to in the money options and warrants and preferred stock all convertible into common stock.

During the fiscal year ended February 28, 2007, all of the Series A Preferred stock was redeemed by the Company or converted to Common Stock (see Note 10).

Comprehensive Income (Loss): We calculated comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and adjustments to the minimum pension liability, net of tax that are currently presented as a component of stockholders’ equity (deficit). The Company’s total comprehensive loss was $0.2 million and $0.5 million, respectively for the thirteen and twenty-six weeks ended August 25, 2007. The components of accumulated other comprehensive loss were as follows:

	(Amounts in thousands)
	August 25, 2007	February 28, 2007
Foreign currency translation adjustment	$818	$285
Minimum pension liability	283	283
Total accumulated other comprehensive loss	$1,101	$568

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – ASSET ACQUISITIONS AND RELATED FINANCING

COTY ASSET ACQUISITION

On February 9, 2007, we acquired the Calgon and the healing garden brands and certain brand-related assets from Coty Inc. and certain affiliates. The purchase price of $119.2 million (prior to certain closing adjustments), consisted of $90.1 million in cash (reduced by $7.5 million of product purchase credits), $4.9 million in assumed liabilities, a $20.0 million subordinated note, $10.0 million in our common stock and $1.7 million in capitalized transaction costs.

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

In connection with the closing of the Coty Transaction, Ascendia Brands and Coty US LLC (“Coty US”) entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, for a period of 120 days following the closing date, Coty US will provide certain marketing, sales, inventory, distribution, finance, IT and research and development services for Ascendia Brands for a consideration of $710,000 per month, plus certain personnel costs. In addition, on February 9, 2007 Ascendia Brands and Coty US entered into a Manufacturing Agreement (the “Manufacturing Agreement”) pursuant to which, for a period of one year (unless earlier terminated by the parties), Coty US will produce Brand products for sale by Ascendia Brands.

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

The First Lien Facility contains financial covenants requiring us to meet minimum EBITDA requirements, debt coverage tests, minimum leverage and liquidity tests and restrictions on capital expenditures, the incurrence of additional debt, the creation of liens, payment of dividends, acquisitions, asset sales and other affirmative and negative covenants customarily contained in debt agreements of this type. The First Lien Facility also contains customary events of default. Our results for the period ended August 25, 2007 resulted in the Company not satisfying the applicable EBITDA covenant. On October 9, 2007 we entered into an agreement with the lenders under the First Lien Facility amending the financial covenant test for EBITDA applicable to the fiscal period ended August 25, 2007. On December 10, 2007 we notified our lenders that the Company was in default of certain covenants under the First Lien Facility. We are negotiating with our lenders to obtain waivers of these defaults, and adjustments to certain financial covenants. Absent reaching agreement, management believes it is not probable that we will not be in compliance with covenant requirements within the next 12 months, and accordingly has presented amounts due under the First Lien Facility as current liabilities.

We used and will use proceeds of the First Lien Facility to finance the Coty transaction, refinance portions of our existing indebtedness, finance working capital, capital expenditures and general corporate purposes and pay transaction fees, costs and expenses. As of August 25, 2007, we had borrowed $79.0 million of the Term Loan A-1 and the Term Loan A-2 and $14.7 million under the Revolver.

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

The Second Lien Facility contains financial covenants requiring us to meet minimum EBITDA requirements, debt coverage tests, minimum leverage and liquidity tests and restrictions on capital expenditures, the incurrence of additional debt, the creation of liens, payment of dividends, acquisitions, asset sales and other affirmative and negative covenants customarily contained in debt agreements of this type. The Second Lien Facility also contains customary events of default. Our results for the period ended August 25, 2007 resulted in the Company not satisfying the applicable EBITDA covenant. On October 9, 2007 we entered into an agreement with the lenders under the Second Lien Facility amending the financial covenant test for EBITDA applicable to the fiscal period ended August 25, 2007. On December 10, 2007 we notified our lenders that the Company was in default of certain covenants under the Second Lien Facility. We are negotiating with our lenders to obtain waivers of these defaults, and adjustments to certain financial covenants. Absent reaching agreement, management believes it is not probable that we will not be in compliance with covenant requirements within the next 12 months, and accordingly has presented amounts due under the Second Lien Facility as current liabilities.

We used the proceeds of the Second Lien Credit Agreement to finance a portion of the Coty transaction. As of August 25, 2007, the full amount of the Second Lien Facility was outstanding.

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

The Bridge Loan was originally due and payable on May 15, 2006. The Bridge Loan term was extended to coincide with the closing of the Second Amended and Restated Securities Purchase Agreement described in Note 6, with interest accrued and paid at closing. The Bridge Loan principal was refinanced with the long-term financing and, accordingly, was classified as long-term as of February 28, 2006. The borrowings under the Bridge Loan were secured by a first priority lien against all assets of the borrowers and Ascendia Real Estate, and by a pledge of the shares in Ascendia owned by two shareholders.

NOTE 4 – INVENTORIES

Inventory consists of the following:

	(Amounts in thousands)
	August 25, 2007	February 28, 2007
Raw materials	$7,193	$7,861
Finished goods	27,881	20,772
	$35,074	$28,633

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	(Amounts in thousands)
	August 25, 2007	February 28, 2007
Land	$660	$660
Computer equipment and software	1,388	1,147
Furniture and fixtures	275	260
Building	2,645	2,645
Machinery and equipment	4,903	4,590
Dies and molds	71	75
Leasehold improvements	332	299
Construction in progress	2,888	333
	13,162	10,009
Less accumulated depreciation and amortization	(4,007)	(3,509)
	$9,155	$6,500

Depreciation and amortization expense related to property, plant and equipment was $0.2 million and $0.4 million, respectively for the thirteen and twenty-six weeks ended August 25, 2007. Depreciation and amortization expense related to property, plant and equipment was $0.2 million and $0.4 million, respectively for the thirteen and twenty-six weeks ended August 26, 2006.

As of August 25, 2007 and February 28, 2007, machinery and equipment includes assets under capital leases totaling $0.15 million. Accumulated amortization on the capital leases was $0.06 million and $0.06 million as of August 25, 2007 and February 28, 2007, respectively. Amortization expense related to capital leases is included in depreciation and amortization expense for the thirteen and twenty-six weeks ended August 25, 2007 and August 26, 2006.

As of August 25, 2007 and February 28, 2007, $5.7 million and $0.1 million, respectively was required to complete construction in progress. The Company does not capitalize interest.

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	(Amounts in thousands)
	August 25, 2007	February 28, 2007
Convertible secured notes, including accretion of redemption premium and capitalized interest	$90,747	$86,486
Debt discount	(28,425)	(29,436)
Compound derivative liability	25,529	66,267
First and second lien term loans	129,000	130,000
Revolving credit facility	14,773	—
Subordinated debt, including capitalized interest	21,382	20,000
	253,006	273,317
Less current portion	253,006	2,000
Total	$—	$271,317

Convertible Secured Notes – Background

On October 1, 2005, we entered into a commitment with the lenders under the Bridge Loan for the provision of long-term debt and equity financing (the “Debt/Equity Financing”) to repay the Bridge Loan. The terms of this commitment were amended on November 15, 2005, concurrently with the closing of the Bridge Loan. Prior to its maturity, the parties agreed to an extension of the Bridge Loan, pending the completion of discussions on further modifications to the Debt/Equity Financing. The parties also agreed to defer the payment of certain interest under the Bridge Loan pending its maturity.

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

In connection with the Coty asset acquisition on February 9, 2007 (which constituted an “Approved Acquisition”), the number of shares issuable upon exercise of the Series B Warrant was fixed at two million, and the applicable exercise price at $1.35 per share, based upon the $76.0 million in principal amount of the New Notes (as defined below) held by Prencen Lending on such date.

Any portion of the balance due under the Notes was convertible at any time, at the option of the holders(s) (the “Conversion Option”), into shares of our common stock (“Conversion Shares”) at a price of $1.75 per share (subject to certain anti-dilution adjustments for the subsequent issuance of common stock or securities convertible or exchangeable into common stock at a price less than the conversion price then in effect), provided that the holders were prohibited from converting any amounts due under the Notes if and to the extent that, following such a conversion, the holder and any affiliate would collectively own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion. The Notes contained various events of default which included, but were not limited to (a) the failure to make effective by June 30, 2007, and keep effective thereafter, a registration statement to register the Conversion Shares issuable upon exercise of the Series A and B Warrants and other shares (the “Registration Statement”), (b) the suspension in trading of the Company’s stock for a defined period, (c) the failure timely to issue Conversion Shares in response to a conversion notice received from a Note holder, and (d) the failure to have available sufficient authorized shares to enable the conversion of the Notes. In the event of a default, the holders of the Notes could have required the Company to redeem the Notes at the greater of a 25% premium, or the value of the shares underlying the conversion of such Notes at the time of the event of default (determined by reference to a definition of a maximum share price). In the event of a Change in Control of the Company (as defined), the holders of the Notes would have had the right (the “Change in Control Put”), for a period of 20 days subsequent to the receipt of notice of the Change in Control, to require the Company to redeem the Notes at the greater of a 20% premium, or the value of the shares underlying the conversion of such Notes at the time of the change in control (determined by reference to a definition of a maximum share price). The above described Conversion Option and specifically noted events of default (the “Default Derivatives”), along with a Change in Control Put included in the Notes (collectively the “Compound Derivative”) were bifurcated as derivatives required to be accounted for separately under SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, and are considered in the determination of the estimated fair market value of the Compound Derivative liability noted below.

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

Any portion of the balance due under the New Notes will be convertible at any time, at the option of the holders(s), into shares of our common stock at a price of $0.42 per share (subject to certain anti-dilution adjustments), provided that a holder may not, except in accordance with the terms of the New Notes, convert any amounts due under the New Notes if and to the extent that, following such a conversion, such holder and its affiliates would collectively beneficially own more than 9.99% of the aggregate number of shares of our common stock outstanding following such conversion. In addition, we may require the exchange of up to $40.0 million in principal amount of the New Notes for shares of a newly created series of convertible preferred stock, on terms acceptable to us and the holders of a majority in principal amount of the New Notes, for a 15% exchange fee, payable in cash, if necessary to maintain our stockholder equity at the level required pursuant to the continued listing requirements of the American Stock Exchange. On November 19, 2007, we entered into an agreement with Prencen Lending for a $2 million short-term unsecured loan, in connection with which we issued Prencen warrants to purchase our common stock at an exercise price of $0.26. See, Note 2, above. This modification will be evaluated to determine if a deemed extinguishment of the debt occurred under EITF 96-19. The issuance of these warrants triggered the anti-dilution provisions in the New Notes, with the result that the New Notes became convertible into our common stock, subject to the restrictions described above, at a price of $0.26 per share. The issuance of additional equity or equity-linked instruments at an effective price of less than $0.26 (including the proposed preferred equity transaction involving Prentice described in Note 2, above, will cause a further reduction in the conversion price of the New Notes.

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

The full principal amount of the New Notes is not convertible into Conversion Shares until twenty days after we have mailed to our stockholders an Information Statement on Schedule 14C describing, among other things, an action by consent that was taken by certain of our stockholders approving the conversion of the New Notes, as required by the rules of the American Stock Exchange, and approving an amendment to our certificate of incorporation to increase the number of authorized shares to such amount as is necessary to enable the conversion of  the New Notes into, and the exercise of the Series A Warrants and Series B Warrants for, shares of our common stock. The required Information Statement was mailed to our stockholders on August 22, 2007.

Upon issuance of the Notes, we entered into, and upon issuance of the New Notes subsequently amended, a Registration Rights Agreement (the “Registration Rights Agreement”) with respect to the Conversion Shares, Warrant Shares (as defined in the Registration Rights Agreement), the Preferred Conversion Shares (as defined in the Registration Rights Agreement) and any shares of our Common Stock currently held or subsequently acquired by Watershed, Prencen or Prencen Lending (the “Registrable Securities”). Under the Registration Rights Agreement, we are required to file a registration statement with respect to the Registrable Securities by a date certain (initially by June 30, 2007 and subsequently extended to September 30, 2007) and to use our best efforts to have such registration statement declared effective not later than 60 days thereafter (or 90 days thereafter if the registration statement is subjected to a full review by the Securities and Exchange Commission). The Registration Rights Agreement contains penalties (“Registration Delay Penalties”) for the failure to comply with such deadlines or to maintain the effectiveness of the registration statement. In the event the Registration Statement is not timely filed or made effective or maintained effective (as described above) the holders of the Notes are also entitled to cash penalties in the amount of 2% of the face amount of the Notes for each 30-day period until such time as the default has been cured, subject to a maximum of 10%. Pursuant to the terms of inter-creditor agreements between the holders of the New Notes and our senior lenders, Registration Delay Penalties are not payable in cash unless certain conditions, which we cannot currently comply with are satisfied. As of December 21, 2007 we had not filed the Registration Statement, because we have been unable to provide audited financial data required by the applicable reporting guidelines of the Securities and Exchange Commission (Item 9.01(a)(1) and Rule 3.05(b) of Regulation S-X) with respect to the Calgon and the healing garden brands. These provisions require that, upon the acquisition of a business, the acquiring entity file audited historical pro forma financial statements, incorporating the results of the acquired business, for a period of up to three years. Absent a formal waiver from the lenders we are subject to the Registration Delay Penalties described above.. In addition, in the event that the Company fails to issue shares in a timely manner in response to a conversion notice received from a Note holder or an exercise notice received from the holder of a Series A or B Warrant, the holders of such Notes or warrants would be entitled to damages in the amount of 1.5% per day of the then current value of the shares not timely delivered for each day that such delivery was not provided.

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

The issuance of the Amended Notes on December 30, 2006, created a deemed extinguishment of debt in accordance with the guidance of EITF Issue 96-19. As a result, all previously deferred financing costs (having unamortized costs of $6.6 million on December 30, 2006) were included in the loss on extinguishment. In addition, the value of the Compound Derivative associated with the December 30, 2006 issuance of the Amended Notes was also included in the loss on deemed extinguishment of debt. Further, as discussed in EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the recorded value of the Amended Notes outstanding on December 30, 2006 was adjusted to the estimated fair market value of the Amended Notes following the deemed extinguishment. The difference of $48.0 million between the old derivative of $21.6 million and the new derivative value of $69.6 million was also included in the loss recorded on deemed extinguishment. Finally, the difference of $17.2 million between the debt discount on the old derivative of $48.8 million and the debt discount on the new derivative of $31.6 was included in the loss on extinguishment. The net loss on the deemed extinguishment of debt was $71.8 million. Subsequent to the December 30 restructuring, amortization of the debt issuance discount and the accretion of the 5% put premium remains under the effective interest method; however the period was modified from 5 to 8 years, consistent with the extension of the date of the put option. Such amortization and accretion amounted to $0.6 million and $1.2 million, respectively for the thirteen and twenty-six weeks ended August 25, 2007. Amortization and accretion amounted to $0.3 million and $0.3 million, respectively for the thirteen and twenty-six weeks ended August 26, 2006. Amortization of finance fees associated with the Notes amounted to $0.04 million and $0.04 million, respectively for the thirteen and twenty-six weeks ended August 26, 2006. There was no amortization of finance fees associated with the Notes for the thirteen and twenty-six weeks ended August 25, 2007, since the unamortized amount was included in the loss on extinguishment and recorded in the quarter ended February 28, 2007.

As a result of redeeming $5.0 million of the Amended Notes on February 9, 2007, the Company recorded a $1.8 million gain on extinguishment of debt, as a result of a $4.3 million change in value of the Compound Derivative offset by the payment of a redemption fee of $0.8 million and the write-off of the applicable debt discount of $1.7 million.

The liability recorded for the Compound Derivative is adjusted to fair market value at each future reporting date with the difference in the fair value of such liability between such reporting dates being recorded as an increase or decrease in interest and other expense for that period. The value of the compound derivative at August 25, 2007 and May 26, 2007 was $25.5 million and $65.2 million, respectively. The difference of $39.7 million was recorded as income for the thirteen weeks ended August 25, 2007. The value of the compound derivative at August 25, 2007 and February 28, 2007 is $25.5 million and $66.2 million, respectively. The difference of $40.7 million was recorded as income for the twenty-six weeks ended August 25, 2007.

First and Second Lien Term Loans

In connection with the financing of the Coty Transaction, Ascendia and its subsidiaries entered into first and second lien term loans maturing in the year 2012. The terms and conditions are described in Note 3. At August 25, 2007, the amount outstanding under the term loans is $129.0 million. In connection with the financing, Ascendia incurred deferred finance fees of $10.1 million. Amortization of the deferred finance fees is over the term of the facility in accordance with the effective interest method. Such amortization amounted to $0.4 million and $0.7 million, respectively for the thirteen and twenty-six weeks ended August 25, 2007.

Subordinated Note

In connection with the financing of the Coty asset acquisition, the seller took back a $20.0 million subordinated note as described in Note 3. At August 25, 2007 interest of $1.4 million was capitalized and added to the note balance.

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

On the same date, we entered into a new $30.0 million revolving credit facility, as described in Note 3, which forms part of the First Lien Facility described above. At August 25, 2007 and February 28, 2007, respectively, there was $14.8 million and zero outstanding under the Revolver. Availability under the revolving facility was $2.8 million and $16.3 million, respectively as of August 25, 2007 and February 28, 2007. On December 12, 2007 we informed our lenders that certain representations and warranties deemed given when advances are made under the Revolver, including the representations and warranties that the Company and its subsidiaries, taken as a whole, are solvent, and that no material adverse change has occurred since August 26, 2006, may not be correct. As a result, the lenders may decline to make further advances under the Revolver.

First and Second Lien Term Loans, including Revolver plus Convertible Secured Notes and Subordinated Debt – Loan Covenants

On October 9, 2007, the Company entered into agreements with the lenders under the First and Second Lien Term Loans, amending certain financial covenants applicable for the twenty-six weeks ended August 25, 2007. Absent such amendment, the Company would not have been in compliance with the applicable covenants. In the accompanying balance sheet, the first and second lien term loans (including the revolver), the convertible secured notes and the subordinated debt have been classified within the current portion of long-term debt due to the probability (as of August 25, 2007) that (absent further amendments to such agreements) the Company will not meet the financial covenants as of the measurement dates falling due within the next 12 months. On December 12, 2007, the Company notified the lenders under the First and Second Lien Term Loan that, as of October 27, 2007, the Company was not in compliance with certain covenants. (See Note 2.)

The aggregate maturities of long-term debt are as follows:

(Amounts in thousands)
August 25, 2007
2008	$253,006
2009	0
2010	0
2011	0
2012	0
2013	0
Thereafter	0
$253,006

NOTE 7 – INCOME TAXES

In each period presented the effective income tax rate differs from the statutory rate of 34% primarily due to the inability to recognize tax benefits on current losses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We have various non-cancelable operating leases for manufacturing and office facilities. Rent expense was $0.2 million and $0.4 million, respectively for the thirteen and twenty-six weeks ended August 25, 2007. Rent expense was $0.2 million and $0.1 million, respectively for the thirteen and twenty-six weeks ended August 26, 2006. Future minimum payments under capital lease arrangements are not material. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are as follows:

(Amounts in thousands)
Operating Leases
2008	$748
2009	1,339
2010	1,204
2011	902
2012	102
Thereafter	0
Total minimum lease payments	$4,295

In addition to the above lease obligations, we have purchase obligations of $6.8 million that are due on or before February 28, 2008.

TMV Corporation v. Lander

On May 21, 2007, TMV Corporation, a Florida corporation (“TMV”), filed a Demand for Arbitration against our subsidiaries Lander Co., Inc. and Ascendia Brands (Canada) Ltd (f/k/a Lander Co. Canada Limited) (collectively, “Lander”) in connection with a distribution agreement between Lander and USA Labs, Inc. entered into in May 2004. TMV was the parent company of USA Labs. USA Labs filed a petition under Chapter 11 of the Bankruptcy Code on December 15, 2004. TMV seeks indemnification in the amount of $10 million (allegedly representing the loss of its investment in USA Labs), an accounting of sums allegedly owing by Lander to USA Labs and other unspecified relief.

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

We believe that Lander fully complied with the terms of the distribution agreement and that it made a full accounting to the bankruptcy court of all amounts owing under the distribution agreement. It is further our position that TMV lacks standing to assert claims for indemnification under the distribution agreement or otherwise. On August 14, 2007 we moved the U.S. Bankruptcy Court for the Southern District of Florida for an order to enforce the automatic stay. On December 10, 2007 the court ruled in Lander’s favor, enjoining TMV from continuing with its claims as pled. However, the court allowed TMV to re-plead if it is able to assert direct claims consistent with the court's order. There can therefore be no assurance that TMV will not seek to reconstruct its claims as direct claims against Lander. In addition, the court’s order permits the bankruptcy trustee to pursue any claims that may exist against Lander.

We will continue to defend this claim vigorously, and believe that the likelihood of TMV prevailing is remote. However, there can be no assurance as to the outcome of the case.

Ferguson v. Lander Co., Inc.

On March 14, 2006, Thomas Ferguson, a former employee, sued Lander Co. Inc. in Federal court, alleging that his termination by Lander on September 17, 2004 violated the New York State Human Rights Law, the Federal Age Discrimination in Employment Act and the Federal Family Medical Leave Act (Ferguson v. Lander Co, Inc., No. 06-328 (N.D.N.Y.)) We answered Ferguson’s complaint on May 19, 2006, asserting that Ferguson’s dismissal was part of a Company-wide reduction in force undertaken to reduce costs. Ferguson seeks $500,000 in damages. On October 5, 2007 the U.S. District Court for the Northern District of New York rejected Lander’s motion for summary judgment and the case is scheduled for trial in February, 2008. We intend to contest the action vigorously, and believe it is more likely than not that we will prevail. However, there can be no assurance as to the outcome of the case.

Wachovia Capital Markets

By letter dated March 16, 2007 Wachovia Capital Markets L.L.C. demanded a transaction fee of $1.75 million relating to our acquisition of the Calgon and the healing garden brands from Coty. Wachovia’s claim was based upon an agreement dated May 10, 2006 between the Company and Wachovia pursuant to which Wachovia agreed to render certain advisory services to the Company in connection with the acquisition. On June 29, 2007 Wachovia and the Company entered into a settlement agreement, in connection with which the Company paid Wachovia a $1 million settlement amount. The obligation for this settlement was accrued for as of February 28, 2007 and capitalized as part of the purchase price in connection with the Coty asset acquisition.

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

On February 23, 2007, we granted stock options for 2,857,500 shares of common stock to directors and employees. One-third of the options vested immediately with one-sixth vesting on the six month, one year, eighteen month and two year anniversary date of grant. Using the Black-Scholes option pricing model, the estimated fair value of the options was $0.80 per share for total compensation expense of $2.3 million to be recognized over the options vesting periods. On August 16, 2007, as part of a separation agreement, options on 570,000 shares of common stock were cancelled. As a result we reversed the recorded expense of $0.2 million associated with the cancellation. Also, in accordance with SFAS No. 123(R), we recorded expense of $0.1 million and $0.3 million, respectively for the remaining options that vested during the thirteen and twenty-six weeks ended August 25, 2007. The recorded expense included a charge of $0.1 million related to the accelerated vesting of options as part of a separation agreement.

On February 22, 2007, we granted 1,000,000 shares of our common stock to directors and employees in the form of restricted stock. The fair value of the stock awards was $2.0 million on the date of grant. We recorded a stock-based compensation expense of $0.3 million and $0.4 million, respectively for the portion of the awards that vested during the thirteen and twenty-six weeks ended August 25, 2007. The recorded expense included a charge of $0.2 million related to the accelerated vesting of 100,000 shares of common stock as part of a separation agreement. On August 23, 2007, we granted 237,500 shares of our common stock to employees in the form of restricted stock. For the portion of the stock grant that vested immediately, we recorded the fair value of the stock grant of $0.2 million on the date of grant as stock-based compensation expense.

As a result of the Merger on May 20, 2005, all previously issued options of 556,668 that were unvested on that date became automatically vested. On December 26, 2006, 40,000 options expired unexercised. On February 14, 2007, options on 200,000 shares of common stock were exercised in a cashless transaction which resulted in the issuance of 122,840 shares of common stock.

The following information applies to options outstanding at August 25, 2007:

	Shares	Exercisable	Non-vested	Weighted Average Exercise Price
Outstanding at May 20, 2005	556,668	556,668	0	$1.52
Granted, exercised or forfeited	0	0	0	$0.00
Outstanding at February 28, 2006	556,668	556,668	0	$1.52
Granted – February 23, 2007	2,857,500	952,500	1,905,000	$2.00
Exercised – pre merger	(200,000)	(200,000)	0	$0.91
Forfeited – pre merger	(40,000)	(40,000)	0	$0.55

Outstanding at February 28, 2007	3,174,168	1,269,168	1,905,000	$2.00

Forfeited – Cancelled as part of separation agreement	(570,000)	(190,000)	(380,000)	$2.00
Vested – August 23, 2007	0	662,500	(662,500)	$2.00
Outstanding at August 25, 2007	2,604,168	1,741,668	862,500	$2.00

At August 25, 2007, the aggregate intrinsic value of options outstanding and exercisable was $0.01 million. The weighted average remaining contractual term of options outstanding and exercisable at August 25, 2007 was 8.70 years. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s closing stock price as of August 25, 2007, which would have been received by the option holders had they exercised their in-the-money options as of that date. No options were granted or exercised during the thirteen and twenty-six weeks ended August 25, 2007 and August 26, 2006. On August 16, 2007, as part of a separation agreement, options on 570,000 shares of common stock were cancelled.

Warrants

From the date of the Merger to May 26, 2007, 163,500 warrants have been exercised at an exercise price of $1 per share. No warrants were granted, exercised or forfeited during the thirteen and twenty-six weeks ended August 25, 2007.

The following information applies to warrants outstanding at August 25, 2007:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at May 20, 2005	2,230,044	$3.96
Granted	500,000	$6.00
Exercised	(131,500)	$1.00
Forfeited	(105,000)	$1.00
Outstanding and exercisable at February 28, 2006	2,493,544	$4.67
Granted	5,743,605	$2.10
Exercised	(32,000)	$1.00
Forfeited	(0)	$0.00
Outstanding and exercisable at February 28, 2007 and August 25, 2007	8,205,149	$2.88

NOTE 10 – CAPITAL STRUCTURE AND NET LOSS PER COMMON SHARE

Capital Structure:

At August 25, 2007, our outstanding share capital was comprised of: (i) 41,973,590 shares of common stock (ii) 300 shares of Series B Junior Participating Preferred Stock and (iii) 30 shares of Series B-1 Junior Participating Preferred Stock. At February 28, 2007, our outstanding share capital was comprised of: (i) 36,758,541 shares of common stock (ii) 300 shares of Series B Junior Participating Preferred Stock and (iii) 30 shares of Series B-1 Junior Participating Preferred Stock. At February 28, 2006 there were 2,553.7 shares of Series A Junior Participating Preferred Stock. On August 2, 2006, we redeemed 205.9 shares of Series A Preferred Stock. On February 22, 2007, 2,347.8 shares of Series A Preferred Stock were converted to 23,966,645 shares of Common Stock.

The Series A Preferred Stock was issued in connection with the completion of the merger as described in Note 1 to the consolidated financial statements. Holders of the Series A Preferred Stock were entitled to receive when, as and if declared by the Board of Directors, quarterly cumulative dividends commencing on March 31, 2006 in an amount per share equal to $0.001. In addition to the dividends payable to holders of Series A Preferred Stock, the Company could have declared a dividend or distribution on the Series A Preferred Stock equal to any amount declared on the Common Stock. Holders of the Series A Preferred Stock (using the number of common shares into which each share of Series A Preferred Stock was convertible) and holders of Common Stock voted together as one class on all matters submitted to a vote of stockholders of the Company, provided however that the holders of the Series A Preferred Stock were not entitled to any voting rights on any matter relating to the Merger. Upon liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock were entitled to liquidation preferences over all other classes of capital stock. Holders of Series A Preferred Stock would have received an amount equal to $1,000 per share of the Series A Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions prior to any distribution to the holders of any other class of capital stock. If the assets available for distribution were sufficient to permit a full payment of the above amounts then, after such amounts have been fully distributed, holders of the Series A Preferred Stock would have shared equally with holders of the Common Stock on a per share basis (using the number of common shares into which each share of Series A Preferred Stock is convertible). Each share of Series A Preferred Stock carried the voting rights on a basis such that the rights of the Series A Preferred Stock as a whole corresponded to 65 percent of the aggregate rights of the Series A Preferred Stock and Common Stock outstanding as of the completion of the Merger. Upon the approval of the holders of the Common Stock and an increase in the Company’s authorized share capital, each share of Series A Preferred Stock automatically converted into shares of Common Stock on such a basis that, following conversion, the holders of the Series A Preferred Stock held the same proportional rights to general distributions and voting rights that they held immediately prior to such conversion.

On May 3, 2006, at the shareholders meeting, approval was obtained to increase the number of authorized shares of common stock to 225,000,000.

On October 22, 2007 the authorized shares of common stock was increased to 1,000,000,000.

Net earnings (loss) per share - basic:

The following table shows how the net income (loss) was allocated using the two-class method (see Note 2) for purposes of calculating basic net earnings (loss) per share:

	(Amounts in $000’s, except for share and per share data)
	For the thirteen weeks ended		For the twenty-six weeks ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Allocation of net income (loss) available to Common stockholders Basic:
- Income (loss) available to Common	15,942	3,128	7,109	(610)
- Portion of income allocated Series B & B1 Preferred	374	—	374	—
Net income (loss)	16,316	3,128	7,483	(610)

Weighted average number of Common Stock - basic	41,781,557	13,913,056	41,780,718	13,910,252
Weighted average number of Series A Preferred shares - basic and diluted	—	2,497.1	—	2,524.9
Weighted average number of Series B Preferred shares - basic and diluted	330	—	330	—

Basic income (loss) per common share	$0.38	$0.22	$0.17	$(0.04)
Basic and diluted net income (loss) per share - Series A Preferred	$—	$—	$—	$—
Basic and diluted net income (loss) per share - Series B Preferred	$1,133	$—	$1,133	$—

Net loss per share - diluted:

The Company calculates diluted net loss per share by including convertible securities on an “as if” converted basis as described in SFAS No. 128. The following table shows how the diluted net loss was calculated:

	(Amounts in $000’s, except for share and per share data)
	For the thirteen weeks ended		For the twenty-six weeks ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Net income (loss) used in diluted computation:
Income (loss) available to Common stockholders	15,942	3,128	7,109	(610)
Adjustments for assumed conversion of convertible secured notes:
Change in fair value	(39,703)	(7,974)	(40,738)	(7,974)
Interest expense	2,641	885	5,211	885
Registration rights agreement penalty	8,600	—	8,600	—
Net loss used in diluted computation	(12,520)	(3,961)	(19,818)	(7,699)

The following table illustrates the weighted average number of shares of diluted Common Stock. The diluted common share base excludes incremental common shares of 2,245,276 and 2,468,747 for the thirteen and twenty-six weeks ended August 25, 2007, respectively. These shares were excluded due to their anti-dilutive effect:

	(Amounts in $000’s, except for share and per share data)
	For the thirteen weeks ended		For the twenty-six weeks ended
	August 25, 2007	August 26, 2006	August 25, 2007	August 26, 2006
Weighted average number of Common Stock - diluted	246,543,462	27,627,342	246,542,623	20,767,395
Diluted loss per common share	$(0.05)	$(0.14)	$(0.08)	$(0.37)

The Series A Preferred shares contained an anti-dilution provision that adjusted the conversion ratio upon the exercise of certain options or warrants outstanding as of the date of the merger. This required that we record a deemed dividend each time warrants or options in question were exercised. The amount of the deemed dividend represents the value of the additional common shares into which the Series A Preferred shares became convertible as a result of the anti-dilution provisions. There was no deemed dividend for the thirteen and twenty-six weeks ended August 25, 2007. The deemed dividend was $0 thousand and $204 thousand respectively, for the thirteen and twenty-six weeks ended August 26, 2006.

NOTE 11 – SEGMENT AND GEOGRAPHIC INFORMATION

As a result of reporting the wireless applications development division as a discontinued operation, we operated in only one operating segment. Accordingly, only geographic information is presented for the thirteen and twenty-six weeks ended August 25, 2007 and August 26, 2006.

	(Amounts in 000’s)
		LONG-LIVED
GEOGRAPHIC REGION	NET SALES	ASSETS
As of and for the thirteen weeks ended August 25, 2007:
United States	$24,009	$152,373
Canada	5,994	1,814
Other foreign countries	3,868	—
Total	$33,871	$154,187

		LONG-LIVED
GEOGRAPHIC REGION	NET SALES	ASSETS
As of and for the thirteen weeks ended August 26, 2006:
United States	$18,221	$71,410
Canada	3,640	614
Other foreign countries	2,516	—
Total	$24,377	$72,024

GEOGRAPHIC REGION	NET SALES
As of and for the twenty-six weeks ended August 25, 2007:
United States	$56,948
Canada	11,239
Other foreign countries	7,635
Total	$75,822

GEOGRAPHIC REGION	NET SALES
As of and for the twenty-six weeks ended August 26, 2006:
United States	$37,055
Canada	6,967
Other foreign countries	5,202
Total	$49,224

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services. THGLLP invoiced us for professional fees and reimbursable expenses for a total of $47.8 thousand and $21.3 thousand, respectively for the thirteen weeks ended August 25, 2007 and August 26, 2006 and $68.4 thousand and $51.1 thousand for the twenty-six weeks ended August 25, 2007 and August 26, 2006. At August 25, 2007 and February 28, 2007, we owed THGLLP $0.0 thousand and $6.9 thousand, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 100.0 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. At August 25, 2007, MarNan owned 18.6 percent of the Company’s Common Stock.

The Hermes Group LLC (THGLLC), a limited liability company, provided investment banking, acquisition and corporate advisory services to us. THGLLC ceased providing services effective February 28, 2007 and thus did not provide services for the thirteen and twenty-six weeks ended August 25, 2007. For the thirteen and twenty-six weeks ended August 26, 2006, THGLLC invoiced us $120.0 thousand and $233.5 thousand for business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which owns 18.6 percent of our common stock. There was a final balance due to THGLLC of $10.0 thousand as of February 28, 2007.

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

Wireless Applications Development Business

In February 2007, the Company committed to the sale of Cenuco, Inc., its wireless application development subsidiary and as a result this operation has been presented as a discontinued operation in the accompanying financial statements. Subsequent to year end the Company made a determination that a sale was no longer likely and decided to liquidate the wireless applications development business. Cenuco, Inc. ceased operations as of June 30, 2007.

Loss from discontinued operations contains the revenue and expense for the wireless applications development division activity from the date of the Merger (May 20, 2005) to August 25, 2007. The wireless applications development division’s financial and other pertinent information is disclosed in Cenuco, Inc.’s public filings.

Financial information for the discontinued operation for the thirteen and twenty-six weeks ended August 25, 2007 and August 26, 2006 is summarized as follows:

	Thirteen weeks ended August 25, 2007	Thirteen weeks ended August 26, 2006	Twenty-six weeks ended August 25, 2007	Twenty-six weeks ended August 26, 2006
Net sales	$—	$27	$—	$102
Net loss from operations	(299)	(708)	(585)	(1,498)
Income (loss) per share:
Basic - common	$(0.01)	$(0.05)	$(0.02)	$(0.11)

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

▪	revenue recognition;
▪	cooperative advertising;
▪	trade accounts receivable;
▪	sales returns reserve;
▪	accounting for inventory and of costs of goods sold;
▪	accounting for goodwill and intangible assets;
▪	accounting for plant, property and equipment;
▪	income taxes; and
▪	accounting for derivative instruments.

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

Trade Accounts Receivable

We extend credit based upon evaluations of a customer’s financial condition and provide for any anticipated credit losses in our financial statements based upon management’s estimates and ongoing reviews of recording allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Conversely, reserves are reduced to reflect credit and collection improvements.

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

Goodwill and Indefinite Lived Intangibles

As a result of the merger on May 20, 2005 (see Note 1), the Company recorded goodwill of $49.7 million associated with the subsequently discontinued wireless applications development division. Goodwill represents the excess of cost over the fair value of identifiable net assets acquired. As a result of the purchase of assets from Playtex on November 16, 2005 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $16.9 million being allocated to intangible assets (brand names and product formulae), initially estimated to have indefinite lives. As a result of the purchase of assets from Coty on February 9, 2007 (see Note 3), the Company made an allocation of the purchase price to the estimated fair value of the assets acquired, which resulted in $10.3 million being allocated to intangible assets (product formulae), initially estimated to have indefinite lives. SFAS No. 142, requires that goodwill and other intangibles that have indefinite lives not be amortized but be reviewed for impairment annually or more frequently if impairment indicators arise. During the quarters ended February 28, 2007 and 2006, in accordance with SFAS No. 142, we tested the carrying value of goodwill for impairment, which led to goodwill impairment charges of $14.6 million and $35.1 million, respectively being recorded in the statement of operations, which are now presented as discontinued operations. During the quarter ended February 28, 2007, we tested the carrying value of the $16.9 million of indefinite lived intangible assets related to the acquisition of the former Playtex brands. This led to an impairment of $1.8 million being recorded in the statement of operations for some of the brands acquired from Playtex. In the quarter ended May 26, 2007, the Company assigned a finite life to all brands and formulae and began to amortize the cost over the expected useful life (see “Amortizable Intangible Assets” below). As a result there are no remaining indefinite lived intangible assets as of May 26, 2007.

Amortizable Intangible Assets

SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and be reviewed for impairment. As a result of the acquisition of the former Playtex brands on November 16, 2005, an allocation of the purchase price resulted in $30.4 million being allocated to customer relationships. The estimated useful life is 10 years and amortization is being recorded on a straight-line basis. In addition, beginning with the quarter ended May 26, 2007, the Company has assigned an estimated useful life of 5 or 20 years to former Playtex brands of $12.6 million. Prior to this quarter, the brands and formulae had been assigned an indefinite life. The amortization expense recorded for the thirteen and twenty-six weeks ended August 25, 2007 was $1.0 million and $2.0 million respectively. The amortization expense recorded for the thirteen and twenty-six weeks ended August 26, 2006 was $0.7 million and $1.5 million respectively.

As a result of the acquisition of the former Coty brands on February 9, 2007, an allocation of the purchase price resulted in $45.8 million being allocated to customer relationships, $47.6 million being allocated to brand names, $9.6 million being allocated to product formulations and $0.3 million being allocated to the order backlog. The estimated useful lives are 10 years for customer relationships and product formulations and 10 to 20 years for the brand names, to be amortized on a straight-line basis. The amortization expense recorded for the thirteen and twenty-six weeks ended August 25, 2007 was $2.2 million and $4.8 million respectively.

Intangible Assets

Changes in the amounts recorded for acquired intangible assets during the thirteen weeks ended August 25, 2007 are as follows;

	(Amounts in thousands)
	Product Formulae And Trademarks	Customer Relationships	Total
Carrying value at February 28, 2007	$76,251	$75,383	$151,634
Adjustment - product purchase credit	(4,154)	(3,346)	(7,500)
Amortization - thirteen weeks ended May 26, 2007	(1,247)	(1,800)	(3,047)
Carrying value, May 26, 2007	$70,850	$70,237	$141,087
Amortization - thirteen weeks ended August 25, 2007	(1,313)	(1,898)	(3,211)
Carrying value, August 25, 2007	$69,537	$68,339	$137,876

Weighted average original life (in years)	5 to 20	10

The revised purchase price reflects a reduction for a $7.5 million credit the Company received from Coty Inc. under a Manufacturing Agreement entered into contemporaneously with the Asset Purchase Agreement. This credit was previously allocated as a reduction of the cost assigned to the inventory acquired under the Manufacturing Agreement but is now reflected as a reduction in the other long lived assets acquired from Coty.

Customer relationships are estimated to have a useful life of 10 years and have a carrying value of $68.3 million at August 25, 2007. Amortization expense for the thirteen and twenty-six weeks ended August 25, 2007 was $1.9 million and $3.7 million, respectively. Amortization expense for the thirteen and twenty-six weeks ended August 26, 2006 was $0.7 million and $1.5 million, respectively.

Trademark rights purchased from Coty are estimated to have a useful life of 20 years for Calgon (based on the term of the agreement through which we acquired the rights to sell products under the Calgon name) and 10 years for the healing garden and have a carrying value of $45.8 million at August 25, 2007. Amortization expense for the thirteen and twenty-six weeks ended August 25, 2007 was $0.8 million and $1.6 million, respectively.

Trademarks purchased from Playtex are estimated to have a useful life of 5 to 20 years and have a carrying value of $12.2 million at August 25, 2007. This carrying value reflects the impact of an impairment charge of $1.8 million recorded in the year ended February 28, 2007 and amortization expense of $0.2 million and $0.4 million, respectively for the thirteen and twenty-six weeks ended August 25, 2007. The Company originally assessed the Playtex trademarks to have an indefinite life, thus there was no amortization expense for the thirteen and twenty-six weeks ended August 26, 2006.

Product Formulae purchased from Playtex and Coty were estimated to have a useful life of 10 years and have a carrying value of $11.5 million at August 25, 2007. Amortization expense for the thirteen and twenty-six weeks ended August 25, 2007 was $0.3 million and $0.6 million, respectively. The Company originally assessed the Playtex formulae to have an indefinite life, thus there was no amortization expense for the thirteen and twenty-six weeks ended August 26, 2006.

Amortization expense for intangible assets for the thirteen and twenty-six weeks ended August 25, 2007 was $3.2 million and $6.3 million, respectively. Amortization expense for intangible assets for the thirteen and twenty-six weeks ended August 26, 2006 was $0.7 million and $1.5 million, respectively.

Estimated future aggregate amortization expense based on the current carrying value of intangible assets is as follows:

Fiscal Year	Amount
2008	$6,254
2009	12,624
2010	12,624
2011	12,624
2012	12,624
thereafter	81,126
$137,876

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning March 1, 2009. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations, but it is not expected to have a significant effect.

In February 2007, FASB issued SFAS No. 159. This statement gives entities the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement, which will be effective in the first quarter of fiscal 2009, is not expected to have a material impact on our consolidated financial position or results of operations.

THIRTEEN WEEKS ENDED AUGUST 25, 2007 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 26, 2006

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

NET SALES

Consolidated net sales for the thirteen weeks ended August 25, 2007 were $33.9 million, an increase of $9.5 million (38.9%) when compared to net sales of $24.4 million for the thirteen weeks ended August 26, 2006. The Calgon and the healing garden brands® acquired from Coty Inc. on February 9, 2007 contributed $12.5 million to current quarter net sales. Excluding the impact of this acquisition, net sales decreased by $3.0 million due to increased trade spending and lower volume on Baby Magic and Ogilvie offset partially by growth in Mr. Bubble and Binaca.

GROSS PROFIT

Consolidated gross profit of $4.4 million for the thirteen weeks ended August 25, 2007, was flat when compared to $4.4 million for the comparable period in the prior year. As a percentage of net sales, the second quarter gross profit margin was 13.0% compared to 18.3% in the prior year. The gross profit and gross profit margin were favorably impacted by the acquired Coty brands, which contributed $2.8 million to the current quarter at a gross margin percentage of 22.6%. Gross margins on the previously owned brands were unfavorably impacted by the higher trade promotional spending and amounted to 7.6% in the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $11.3 million for the thirteen weeks ended August 25, 2007 compared to $5.1 million for the thirteen weeks ended August 26, 2006. The increase of $6.2 million is partially attributable to factors associated with the Company’s acquisition of the Calgon and the healing garden brands in February 2007. Contributing to the increase were factors associated with the acquired Coty brands, including $2.1 million from the amortization of intangible assets identified as part of the purchase price allocation, $0.1 million in costs related to services provided by Coty under a transition services agreement, $0.2 million in sales brokerage costs, and $0.1 million in advertising and consumer promotion in support of the acquired brands. Additional expenses contributing to the increase compared to the prior period were executive salaries and bonuses of $2.6 million, non-cash stock compensation expense of $0.2 million, and outside services of $0.5 million.

OTHER INCOME (EXPENSE)

Consolidated other income increased by $19.0 million, to $23.5 million for the thirteen weeks ended August 25, 2007 compared to $4.5 million for the comparable period in the prior year. The primary factor contributing to the increase in income was $39.7 million in the current quarter as a result of the change in fair value of the Company’s compound derivative liability, less ($1.0) million attributable to the accretion of the redemption premium, amortization of debt discount and amortization of deferred finance fees, and foreign exchange gains of $0.8 million in the current quarter, partially offset by interest expense increases of $4.4 million to $7.5 million for the thirteen week period. The increase in income was also reduced by the recording of $8.6 million of fees related to the timely execution of the Registration Rights Agreement.

TWENTY-SIX WEEKS ENDED AUGUST 25, 2007 COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 26, 2006

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

NET SALES

Consolidated net sales for the twenty-six weeks ended August 25, 2007 were $75.8 million, an increase of $26.6 million (54.0%) when compared to net sales of $49.2 million for the twenty-six weeks ended August 26, 2006. Net Sales for the twenty-six weeks ended August 25, 2007 were favorably impacted by the Company’s acquisition on February 9, 2007 of the former Coty Brands, which contributed $29.0 million in net sales during the first half. Excluding this impact of the Coty brands acquisition, net sales decreased by $2.4 million or -4.9% compared to prior year due to increased trade spending and lower volume on Baby Magic and Ogilvie offset partially by growth in Mr. Bubble and Binaca.

GROSS PROFIT

Consolidated gross profit increased to $14.3 million for the twenty-six weeks ended August 25, 2007 compared to $9.1 million for the twenty-six weeks ended August 26, 2006. As a percentage of net sales, consolidated gross profit was 18.9% and 18.5%, respectively for the twenty-six weeks ended August 25, 2007 and August 26, 2006. The current half year gross margin and gross margin percentage were favorably impacted by the Company’s acquisition of the former Coty brands which contributed an incremental $8.8 million to gross profit in the first half of the current year at a gross margin percentage of 30.7%. Gross margins on the previously owned brands were unfavorably impacted by the higher trade promotional spending and amounted to 11.7% in the current twenty-six week period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $23.4 million for the twenty-six weeks ended August 25, 2007 compared to $9.0 million for the twenty-six weeks ended August 26, 2006. The increase of $14.4 million is partially attributable to factors associated with the Company’s acquisition of the Calgon and the healing garden brands in February 2007. Contributing to the increase were factors associated with the acquired Coty brands, including $4.8 million from the amortization of intangible assets identified as part of the purchase price allocation, $1.9 million in costs related to services provided by Coty under a transition services agreement, $0.2 million in brokerage costs, and $1.1 million in advertising and consumer promotion in support of the acquired brands. Additional expenses contributing to the increase compared to the prior period were executive salaries and bonuses of $4.2 million, non-cash stock compensation expense of $0.8 million, and outside services of $0.5 million.

OTHER INCOME (EXPENSE)

Total other income (expense) increased from $1.0 million for the period ended August 26, 2006 to $17.1 million for the period ended August 25, 2007. Interest expense on funded debt was ($14.6) million for the twenty-six weeks ended August 25, 2007 compared to ($5.5) million for the twenty-six weeks ended August 26, 2006. This increase was due primarily to the additional debt incurred to finance the Coty acquisition. Offsetting the increase in interest expense was $40.7 million for the twenty-six week period, an increase of $32.7 million compared to prior year, as a result of the change in fair value of the Company’s compound derivative liability, less ($1.8) million attributable to the accretion of the redemption premium, amortization of debt discount and amortization of deferred finance fees. The increase in income was also reduced by the recording of ($8.6) million of fees related to the timely execution of the Registration Rights Agreement. Foreign exchange gains increased $1.2 million compared to prior year.

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

The Company is in negotiations with its lenders to amend its first and second lien loan facilities and is actively seeking additional capital in order to provide the liquidity necessary to fund future operations. On November 19, 2007, the Company secured a 180-day unsecured $2.0 million loan from Prencen Lending LLC, an affiliate of Prentice Capital Management (“Prentice”) and an additional $1.5 million advance under its first lien credit facility to fund short-term working capital requirements. See, Note 2 to Financial Statements, above. On December 14, 2007, Prentice signed a non-binding letter of intent for a $25 million equity investment in the Company by an affiliate of Prentice. The amount of the proposed investment, which includes conversion of the $2.0 million unsecured loan described above, was subsequently increased to $26.5 million. Such investment is subject to the negotiation of definitive transaction documents, the successful completion of negotiations currently being conducted between the Company and its senior lenders regarding a re-structuring of its first and second lien loan facilities, and the fulfillment of certain other closing conditions. There can be no assurance that the transactions contemplated in this letter of intent will be completed, or that the Company otherwise will be successful in obtaining waivers from its lenders regarding current or future defaults, or that alternative sources of funding will be located.

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

Cash Flow – Twenty-six Weeks Ended August 25, 2007 and August 26, 2006

Net cash used in operating activities was ($20.8) million and ($1.6) million, respectively for the twenty-six weeks ended August 25, 2007 and August 26, 2006. For the twenty-six weeks ended August 25, 2007, net income contributed $8.1 million and non-cash net gains reflected in the statement of operations of $14.4 million (depreciation and amortization of $6.8 million, stock based compensation of $0.5 million, non-cash interest of $5.3 million, and amortization financing costs of $1.8 million). This was offset by the gain on the revaluation of compound derivative liability ($40.7) and net changes in working capital ($2.0) million primarily due to higher accounts receivable of ($6.6) million and inventories of ($5.9) million related to the acquired brands, less $8.6 million of fees related to the timely execution of the Registration Rights Agreement. Cash used in discontinued operations was ($0.6) million. For the twenty-six weeks ended August 26, 2006, the primary factor contributing to negative operating cash flow was the net income of $1.1 million from continuing operations, adjusted for the net effect of non-cash charges or gains reflected in the statement of operations of ($0.3) million, resulting in a net amount of $0.8 million. Additional changes in operating assets (primarily trade receivables) and liabilities provided a negative contribution of ($1.8) million. Cash used in discontinued operations was ($0.7) million.

Net cash provided by (used in) investing activities was $4.5 million for the twenty-six weeks ended August 25, 2007 compared to ($1.2) million for the twenty-six weeks ended August 26, 2006. For the twenty-six weeks ended August 25, 2007, the activities consisted primarily of ($3.0) million for capital equipment purchases and return of asset purchase price deposit of $7.5 million. For the twenty-six weeks ended August 26, 2006, the activities consisted primarily of ($1.3) million for capital equipment purchases and acquisition related activities.

Net cash provided by financing activities for the twenty-six weeks ended August 25, 2007 was $13.7 million compared to $1.2 million for the twenty-six weeks ended August 26, 2006. The majority of the activity for the twenty-six weeks ended August 25, 2007 related to net proceeds of $14.8 million received from the revolving credit facility and ($1.0) million in principal repayment.

Revolving credit facility

On February 9, 2007, the Company entered into a $30.0 million revolving credit facility which forms part of the First Lien Facility described in Note 3 to the consolidated financial statements. At August 25, 2007 and February 28, 2007, respectively, there was $14.8 million and zero outstanding under the revolving credit facility. Availability under the revolving credit facility was $2.8 million and $16.3 million, respectively as of August 25, 2007 and February 28, 2007.

The revolver expires in February 2012 and is secured by accounts receivable and inventory. The interest rate is 275 basis points above LIBOR for LIBOR borrowings and 175 basis points above the prime rate for base rate borrowings. The revolver includes certain financial and operational covenants with which the Company was in compliance as of August 25, 2007. On December 12, 2007 we informed our lenders that certain representations and warranties deemed given when advances are made under the Revolver, including the representations and warranties that the Company and its subsidiaries, taken as a whole, are solvent, and that no material adverse change has occurred since August 26, 2006, may not be correct. As a result, the lenders may decline to make further advances under the Revolver.

First and Second Lien Term Loans, including Revolver plus Convertible Secured Notes – Loan Covenants

On October 9, 2007, the Company entered into agreements with the lenders under the First and Second Lien Term Loans, amending certain financial covenants applicable for the twenty-six weeks ended August 25, 2007. Absent such amendment, the Company would not have been in compliance with those covenants. In the accompanying balance sheet, the first and second lien term loans, including the revolver plus the convertible secured notes, are classified as current portion of long-term debt due to the fact that a covenant violation would have occurred absent the amendment to the First and Second Lien Term Loans and the probability that (absent further amendments to such agreements) the Company will not meet the financial covenants as of the measurement dates falling due within the next 12 months.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements as that term is used in Item 303(a)(4) of Regulation S-K.

Transactions with Related and Certain Other Parties

The Hermes Group LLP (THGLLP), a certified public accounting firm, provided professional services. THGLLP invoiced us for professional fees and reimbursable expenses for a total of $47.8 thousand and $21.3 thousand, respectively for the thirteen weeks ended August 25, 2007 and August 26, 2006 and $68.4 thousand and $51.1 thousand for the twenty-six weeks ended August 25, 2007 and August 26, 2006. At August 25, 2007 and February 28, 2007, we owed THGLLP $0.0 thousand and $6.9 thousand, respectively. Mark I. Massad is a founding Partner and is currently a non-active partner in THGLLP. Mr. Massad and/or members of his immediate family own beneficially 100.0 percent of the ownership interests in MarNan, LLC (“MarNan”), a New Jersey limited liability company. At August 25, 2007, MarNan owned 18.6 percent of the Company’s Common Stock.

The Hermes Group LLC (THGLLC), a limited liability company, provided investment banking, acquisition and corporate advisory services to us. THGLLC ceased providing services effective February 28, 2007 and thus did not provide services for the thirteen and twenty-six weeks ended August 25, 2007. For the thirteen and twenty-six weeks ended August 26, 2006, THGLLC invoiced us $120.0 thousand and $233.5 thousand for business advisory services. Mark I. Massad is a member of THGLLC and a member of MarNan LLC, which owns 18.6 percent of our common stock. There was a final balance due to THGLLC of $10.0 thousand as of February 28, 2007.

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

Off Balance Sheet Arrangements and Contractual Obligations

The Company’s off balance sheet arrangements consist principally of leasing various assets under operating leases. The future estimated payments under these arrangements are summarized below along with the Company’s other contractual obligations:

Contractual Obligations as of August 25, 2007

	PAYMENTS DUE BY PERIOD (Dollars in thousands)
CONTRACTUAL OBLIGATIONS ($)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations (1)	$227,477	$227,477	$—	$—	$—
Registration rights agreement penalty	8,600	8,600	—	—	—
Accrued interest on debt	3,569	3,569	—	—	—
Compound derivative liability	25,529	25,529	—	—	—
Operating lease obligations	4,295	748	2,543	1,004	—
Purchase obligations	6,795	6,795	—	—	—
Total	$276,265	$272,718	$2,543	$1,004	$—

(1) Interest expense has not been included on funded debt at August 25, 2007 of $255.6 million (see Note 6 to the consolidated financial statements) with an expected annual interest charge estimated to be $29.1 million, assuming a weighted average interest rate of 11.4%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company markets its products throughout the United States and the world. As a result, the Company could be adversely affected by such factors as rising commodity costs and weak global economic conditions. Forecasted purchases during the next thirteen weeks are approximately $25.0 million. An average 2% unfavorable price increase related to the price of oil and other related inflationary raw materials could cost the Company approximately $500 thousand.

The Company has also evaluated its exposure to fluctuations in interest rates. Approximately $112.0 million of funded debt bears interest at a fixed rate. However, the Company has funded debt of $129.0 million with variable interest rates. In addition, the Company has a $30.0 million Revolver, also at variable interest rates. An increase of two percent in interest rates on this variable interest rate funded debt would increase interest expense by approximately $0.8 million per quarter. The interest rate risks related to the Company’s other interest-related accounts such as its post-retirement obligations are deemed to be insignificant.

The Company has not historically and is not currently using derivative instruments to manage the above risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the thirteen and twenty-six weeks ended August 25, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level as of August 25, 2007. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended February 28, 2006, we determined that material weaknesses existed in our internal controls over financial reporting. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve complex technical accounting issues. For the fiscal year ending on February 28, 2008, we have augmented our senior financial management and on October 17, 2007 we replaced our Chief Financial Officer, John D. Wille, and appointed Jack P. Wissman, as Interim Chief Financial Officer, pursuant to an advisory agreement with Carl Marks Advisory Group LLC. We continue to seek to strengthen our internal resources in order to remediate fully these internal control weaknesses. We will continue to monitor the effectiveness of these control enhancements during fiscal 2008 prior to reaching a conclusion on full remediation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TMV Corporation v. Lander

On May 21, 2007, TMV Corporation, a Florida corporation (“TMV”), filed a Demand for Arbitration against our subsidiaries Lander Co., Inc. and Ascendia Brands (Canada) Ltd (f/k/a Lander Co. Canada Limited) (collectively, “Lander”) in connection with a distribution agreement between Lander and USA Labs, Inc. entered into in May 2004. TMV was the parent company of USA Labs. USA Labs filed a petition under Chapter 11 of the Bankruptcy Code on December 15, 2004. TMV seeks indemnification in the amount of $10 million (allegedly representing the loss of its investment in USA Labs), an accounting of sums allegedly owing by Lander to USA Labs and other unspecified relief.

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

We believe that Lander fully complied with the terms of the distribution agreement and that it made a full accounting to the bankruptcy court of all amounts owing under the distribution agreement. It is further our position that TMV lacks standing to assert claims for indemnification under the distribution agreement or otherwise. On August 14, 2007 we moved the U.S. Bankruptcy Court for the Southern District of Florida for an order to enforce the automatic stay. On December 10, 2007 the court ruled in Lander’s favor, enjoining TMV from continuing with its claims as pled. However, the court allowed TMV to re-plead if it is able to assert direct claims consistent with the court's order. There can therefore be no assurance that TMV will not seek to reconstruct its claims as direct claims against Lander. In addition, the court’s order permits the bankruptcy trustee to pursue any claims that may exist against Lander.

Ferguson v. Lander Co., Inc.

On March 14, 2006, Thomas Ferguson, a former employee, sued Lander Co. Inc. in Federal court, alleging that his termination by Lander on September 17, 2004 violated the New York State Human Rights Law, the Federal Age Discrimination in Employment Act and the Federal Family Medical Leave Act (Ferguson v. Lander Co, Inc., No. 06-328 (N.D.N.Y.)) We answered Ferguson’s complaint on May 19, 2006, asserting that Ferguson’s dismissal was part of a Company-wide reduction in force undertaken to reduce costs. Ferguson seeks $500,000 in damages. On October 5, 2007 the U.S. District Court for the Northern District of New York rejected Lander’s motion for summary judgment and the case is scheduled for trial in February, 2008. We intend to contest the action vigorously, and believe it is more likely than not that we will prevail. However, there can be no assurance as to the outcome of the case.

Wachovia Capital Markets

By letter dated March 16, 2007 Wachovia Capital Markets L.L.C. demanded a transaction fee of $1.75 million relating to our acquisition of the Calgon and the healing garden brands from Coty. Wachovia’s claim was based upon an agreement dated May 10, 2006 between the Company and Wachovia pursuant to which Wachovia agreed to render certain advisory services to the Company in connection with the acquisition. On June 29, 2007 Wachovia and the Company entered into a settlement agreement, in connection with which the Company paid Wachovia a $1 million settlement amount. The obligation for this settlement was accrued for as of February 28, 2007 and capitalized as part of the purchase price in connection with the Coty asset acquisition.

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

For the twenty-six weeks ended August 25, 2007, our top five customers accounted for approximately 58 percent of net sales. Our largest customer, Wal-Mart, accounted for 39 percent of net sales, and our second largest customer, Walgreens, accounted for 7 percent. We expect that for the year ending February 28, 2008, and in future periods, our top five customers, including Wal-Mart and Walgreen, will, in the aggregate, continue to account for a significant portion of our sales. The loss of one or more of these key customers, any significant decrease in sales to them or any significant decrease in retail display space in any of these customers’ stores, could reduce our sales and therefore could have a material adverse effect on our operating results and profitability.

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

Other parties may infringe on our intellectual property rights and may thereby dilute the value of brands in the marketplace. If the value of our brands becomes diluted, or if our competitors are able to introduce brands that cause confusion with our brands in the marketplace, it could adversely affect the value that our customers associate with our brands, and thereby negatively impact our sales. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. In addition, third parties may assert claims against our intellectual property rights and we may not be able to successfully resolve these claims.

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

The conversion of our convertible notes could have a significantly dilutive effect on our common stock.

In December 2006, we refinanced our existing $91.0 million senior convertible secured notes (the “Notes”) held by Prencen Lending LLC. As part of the December 2006 refinancing, the conversion price for the notes was reduced from $1.75 to $0.42. In February 2007, in connection with the acquisition of the Calgon and the healing garden brands, we retired these notes and issued new notes (the “New Notes”) in the aggregate principal amount of $86 million to Prencen, Watershed Capital Partners, L.P and Watershed Capital Institutional Partners, L.P. The New Notes are convertible in whole or in part into the Company’s common stock at the election of the holder, at a conversion price of $0.42 per share, subject to certain conditions described in the New Notes. These conditions include the requirement that, immediately following such conversion, the holder and its affiliates collectively may not own more than 9.99% of the Company’s common stock. The Company may not redeem the notes for a period of eight years.

The notes contain anti-dilution provisions pursuant to which the conversion price is adjusted downwards in the event we issue additional equity or equity-linked instruments at a price lower than $0.42. On November 19, 2007 we entered into a short-term loan agreement with Prencen Lending LLC, in connection with which we issued to Prencen certain warrants at an exercise price of $0.26 per share. The consequence of issuing such warrants was that the conversion price under the notes was reduced to $0.26. Conversion of the notes in full would result in the issuance of an additional 358,590,484 shares of common stock (based upon the aggregate of principal and accrued interest of $93,233,526 outstanding as of December 31, 2007), representing roughly 90 percent of the aggregate number of shares outstanding on a post-conversion basis. Conversion of all or a material amount of the notes would significantly dilute our common stock and could result in a substantial reduction in trading price.

The terms of the conversion option to our convertible notes could impair our ability to raise equity capital.

The existence and terms of the New Notes, as described in the previous paragraph, and/or the increase in the number of shares outstanding following a complete or partial conversion of the New Notes, could materially impair our ability to raise additional equity capital. This, in turn, could adversely affect our ability to finance additional acquisitions, reduce our leverage ratio, implement our business plan and comply or regain compliance with the shareholders equity levels required under the American Stock Exchange continued listing standards, as described below.

We must comply with the continued listing requirements of the American Stock Exchange.

Our common stock is listed on the American Stock Exchange (the “Exchange”). A failure to maintain this listing could result in a default under certain of our financing agreements with the consequences described below and could impair our ability to raise capital in the public markets. This, in turn, could have a material adverse effect on our ability to implement our business plan and thereby adversely affect our operating results and profitability. The Exchange’s regulations contain provisions specifying the minimum amount of shareholders’ equity that a company generally must have in order to maintain its listing. We have suffered significant losses in recent years. As of August 25, 2007, our shareholders’ equity was ($69.7) million in deficit, $76.7 million below the $6.0 million level required by the Exchange.

The Exchange generally does not initiate de-listing procedures for a company that fails to maintain the specified shareholders’ equity, if the company has (1) a total market capitalization of at least $50,000,000 or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and at least 400 round lot shareholders. As a result of the decline in the trading price of our common stock, the value of our publicly traded stock is less than $15 million. In consequence, on October 18 2007, the Exchange notified us that we are not in compliance with its continued listing standards and required us to present a plan to bring the Company back into compliance. On November 26, 2007, the Exchange notified us that the plan submitted by the Company did not adequately demonstrate the Company’s ability to regain compliance with the listing standards by the specified date of January 18, 2008. The Company is appealing this decision. Although the holders of the New Notes are required, subject to the payment of certain fees by the Company, to convert up to $40 million in principal amount of the New Notes into a newly-created class of preferred stock if necessary to maintain our listing, this measure alone would not be sufficient to restore our shareholders’ equity to the level required by the Exchange. Although we continue to explore alternative means to restore our shareholders’ equity, there is no assurance that we will be able to present a plan to regain compliance with the listing standards, or to implement such plan, within the time periods prescribed by the Exchange.

The failure to comply with financial and other covenants could cause a default under our financing agreements.

In connection with the acquisition of the Calgon and the healing garden brands, we entered into a $160 million senior secured loan facility These financing agreements contain various financial and other covenants, including certain EBITDA-based covenants that are tested on a quarterly basis. On October 9, 2007, we entered into agreements with our lenders under these facilities, to amend the financial covenants applicable for the fiscal quarter ended August 25, 2007. But for such amendments, we would not have been in compliance with the applicable financial covenants and in consequence would have been in default. It is probable, absent further amendment to the agreements, that we will fail to comply with the financial covenants as of the testing periods falling due within the next 12 months. The failure to comply with such covenants would constitute an event of default. Upon the occurrence of an event of default, the lenders may accelerate the loans, declare the commitments thereunder to be terminated, seize collateral, raise interest rates and exercise any other remedies available to secured creditors. If the loans are accelerated, default interest rates become effective or the commitments are terminated, we would face substantial liquidity problems and, unless we were able to reach agreement with our lenders or refinance the outstanding obligations, we may be required to cease operations.

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

We are currently negotiating with our lenders to re-structure the terms and conditions of our first and second line loan facilities. On December 31, 2007 we announced that we had reached agreement in principle to amend our senior debt facility. The proposed amendment would include the waiver of certain existing events of default, including those described above, and the restatement of certain financial covenants through the period ending February 28, 2009.

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

Pursuant to the terms of a Registrations Rights Agreement entered into in connection with the issuance of the New Notes in February 2007, we were required to file a Registration Statement on Form S-1 with the Securities and Exchange Commission not later than June 30, 2007 and to have such Registration Statement declared effective within 60 days thereafter or 90 days of the registration statement has received a full review by the SEC. On June 29, 2007 we entered into an agreement with the holders of a majority of our registrable securities extending the deadline for filing the Registration Statement until September 30, 2007 and extending the deadline for having the Registration Statement declared effective until within 60 days thereafter or 90 days of the registration statement has received a full review by the SEC . We have been unable to file such Registration Statement because we are not able to provide the historical audited financial information relating to the Calgon and the healing garden brands required by Item 9.01(a)(1) of Form 8-K, which requires that, in the case of a business acquisition, the acquiring entity file audited pro forma financial results for the combined business covering a period of up to three years prior to the acquisition. We do not anticipate being able to provide such information with respect to the Calgon and the healing garden brands in the future. As a result of our failure to file in a timely manner the requisite Registration Statement, we have become subject, absent a waiver from the holders of a majority of our registrable securities, to pay penalties of 2% per month, up to a maximum of 10%, of the principal outstanding balance of the New Notes. Under the terms of inter-creditor arrangements between the holders of the New Notes and the lenders under our First and Second Lien facilities, these amounts are not payable in cash without the lenders’ consent unless certain conditions are satisfied. Nonetheless, the accrual of financial penalties could have serious adverse consequences for our financial condition and materially impair our ability to raise additional equity capital, re-finance existing debt and regain compliance with the continued listing standards of the American Stock Exchange.

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

For the reasons described in the preceding paragraph, we are currently not able to comply with the requirements of Section 9.01(a) of Form 8-K because we are not able to furnish historical pro forma financial information that includes the results of the Calgon and the healing garden brands that we acquired from Coty in February 2007. Until we are able to furnish such data for a period of three years, we will not be eligible to file a Registration Statement on Form S-1, or to complete other corporate transactions for which the provision of audited historical information is required. This may adversely affect our ability to raise equity capital, engage in certain acquisitions, mergers or other transactions or effect other transactions for which stockholder consent is required (including transactions for which stockholder consent is required pursuant to the rules of the American Stock Exchange).

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

In June and July 2007 we filed restated financial statements for the first through fourth fiscal quarters of our fiscal year ended February 28, 2006 and the first through the third fiscal quarters of the fiscal year ended February 28, 2007. These restatements: adjust the valuation methodology used in the May 2005 Merger and make related corresponding revisions to the impairment charge recorded in the fourth quarter of fiscal 2006; reclassify the amortization of certain software costs of our wireless applications development subsidiary from Sales, General and Administrative expense to Cost of Goods Sold; adjust earnings per share computations to reflect a deemed dividend to the holders of the Company’s Series A Junior Participating Preferred Stock (convertible into shares of common stock) resulting from the application of certain anti-dilution provisions; and provide expanded disclosure regarding the goodwill impairment analysis performed in the fourth quarter of our 2006 fiscal year and critical accounting policies. In addition to the above restatements, net loss per Series A Preferred share for periods prior to the reverse acquisition of Cenuco, Inc. on May 20, 2005 is presented to retrospectively reflect the number of equivalent shares received by Hermes Acquisition Co I LLC unit holders in connection with the reverse acquisition. The restated financial statements for the second and third quarters for the fiscal year ended February 28, 2007 also include corrections to the value computed for the compound derivative liability as of August 26, 2006 and November 25, 2006.

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

Management has concluded that our disclosure controls and procedures were not effective at a reasonable level as of August 25, 2007. As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended February 28, 2006, we determined that material weaknesses existed in our internal controls over financial reporting. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve complex technical accounting issues. For the fiscal year ending on February 28, 2008, we have augmented our senior financial management and on October 17, 2007 we replaced our Chief Financial Officer, John D. Wille, and appointed Jack P. Wissman, as Interim Chief Financial Officer, pursuant to an advisory agreement with Carl Marks Advisory Group LLC. We continue to seek to strengthen our internal resources in order to remediate fully these internal control weaknesses. We will continue to monitor the effectiveness of these control enhancements during fiscal 2008 prior to reaching a conclusion on full remediation. The continued effectiveness of these remedial measures depends upon our ability to maintain internal resources appropriate to the scope and nature of our business operations, capital structure and acquisition activities. Should we be unable to retain, develop or replace such resources, there can be no assurance that we will be able to maintain effective internal controls. A failure to do so could give rise to a risk of future restatement and potential legal liability

ITEM 6. EXHIBITS

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

Date: January 10, 2008